Form 10-Q
period 2008-09-30
Cole Credit Property Trust III, Inc.
filed 2008-11-12
CIK 1425923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File number 333-149290

COLE CREDIT PROPERTY TRUST III, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-1846406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2555 East Camelback Road, Suite 400 Phoenix, Arizona, 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 12, 2008, there were 20,000 shares of common stock, par value $0.01, of Cole Credit Property Trust III, Inc. outstanding.

COLE CREDIT PROPERTY TRUST III, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of September 30, 2008 and for the three months ended September 30, 2008 and for the period from January 22, 2008 (Date of Inception) to September 30, 2008 have been prepared by Cole Credit Property Trust III, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s registration statement on Form S-11 for the period ended May 31, 2008. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The results of operations for the three months ended September 30, 2008 and for the period from January 22, 2008 (Date of Inception) to September 30, 2008 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheet and condensed consolidated unaudited statements of operations, stockholders equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET

As of September 30, 2008

ASSETS
Cash and cash equivalents	$203,022
Total Assets	$203,022

STOCKHOLDER’S EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	$—
Common stock, $.01 par value; 490,000,000 shares authorized, 20,000 shares issued and outstanding	200
Capital in excess of par value	199,800
Retained earnings	3,022
Total Stockholder’s Equity	$203,022

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2008 and

for the Period from January 22, 2008 (Date of Inception) to September 30, 2008

	Three Months Ended September 30, 2008	For the Period January 22, 2008 (Date of Inception) to September 30, 2008
Other Income
Interest income	$1,003	$3,022
Net Income	$1,003	$3,022

Weighted average number of common shares outstanding:
Basic and diluted	20,000	20,000

Net income per common share:
Basic and diluted	$.05	$.15

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDER’S EQUITY

For the Period from January 22, 2008 (Date of Inception) to September 30, 2008

	Common Stock
	Number of Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Total Stockholder’s Equity
Balance, January 22, 2008 (Date of Inception)	—	$—	$—	$—	$—
Cash received from issuance of common stock to Cole Holdings Corporation	20,000	200	199,800	—	200,000
Net income	—	—	—	3,022	3,022
Balance, September 30, 2008	20,000	$200	$199,800	$3,022	$203,022

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS

For the Period from January 22, 2008 (Date of Inception) to September 30, 2008

Net income	$3,022
Cash flows from operating activities	3,022
Cash flows from investing activities	—
Cash flows from financing activities
Proceeds from issuance of common stock	200,000
Net increase in cash and cash equivalents	203,022
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$203,022

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

For the Period from January 22, 2008 (Date of Inception) to September 30, 2008

Note 1 - Organization

Cole Credit Property Trust III, Inc. (the “Company”) was formed on January 22, 2008 and is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of and owns a 99.9% partnership interest in Cole REIT III Operating Partnership, LP (“CCPT III OP”). Cole REIT Advisors III, LLC (“Advisor”), the affiliated advisor to the Company, is the sole limited partner and owner of 0.1% (minority interest) of the partnership interests in CCPT III OP. Substantially all of the Company’s business will be conducted through CCPT III OP. At September 30, 2008, CCPT III OP had no assets, liabilities or equity.

Pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, the Company intends to offer for sale to the public on a “best efforts” basis a minimum of 250,000 and a maximum of 230,000,000 shares of its common stock at a price of $10 per share and up to 20,000,000 additional shares pursuant to a distribution reinvestment plan under which its stockholders may elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the estimated value of a share of our common stock (the “Offering”). The Registration Statement was declared effective on October 1, 2008. As of September 30, 2008, no subscriptions for shares under the Offering were received by the Company. As discussed in the Registration Statement, the Company intends to use substantially all of the net proceeds from this offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of retail and other income producing commercial properties located throughout the United States, including U.S. protectorates.

The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed on a national securities exchange. In the event it does not obtain listing prior to the tenth anniversary of the completion or termination of the Offering, the Company’s charter requires that it either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation of the corporation.

There were no real estate transactions for the period from January 22, 2008 (date of inception) to September 30, 2008.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company is in the development stage and has not begun its principal operations. The consolidated statements include the accounts of the Company and its majority-owned subsidiary. All significant intercompany accounts have been eliminated in consolidation. The consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements for the unaudited interim period presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such period. Results for this interim period are not necessarily indicative of full year results.

Use of Estimates

The preparation of financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COLE CREDIT PROPERTY TRUST III, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

For the Period from January 22, 2008 (Date of Inception) to September 30, 2008

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents.

Organization and Offering Expenses

The Company’s advisor funds all of the organization and offering costs on the Company’s behalf and may be reimbursed for such costs up to 1.5% of the cumulative capital raised by the Company in the Offering. As of September 30, 2008, the Advisor had incurred organization and offering costs of approximately $971,000, on behalf of the Company. These costs are not included in the financial statements of the Company because such costs are not a liability of the Company until the subscriptions for the minimum number of shares of common stock are received and accepted by the Company. When recorded by the Company, organization costs will be expensed as incurred. Offering costs include items such as legal and accounting fees, marketing, promotional and printing costs. All offering costs will be recorded as a reduction of capital in excess of par value along with sales commissions and dealer manager fees of 7.0% and 2.0%, respectively.

Stockholder’s Equity

At September 30, 2008, the Company was authorized to issue 490,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $.01 per share. On January 22, 2008, the Company sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation, the indirect owner of the Company’s advisor. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.

The par value of investor proceeds raised from the Offering will be classified as common stock, with the remainder allocated to capital in excess of par value. The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds raised from the Company’s distribution reinvestment plan.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2008, or the first year in which it has material operations. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157,“Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. During February 2008, the FASB issued a Staff Position that will (i) partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (ii) remove certain leasing transactions from the scope of SFAS No. 157. The Company has determined that SFAS No. 157 had no impact on its consolidated financial statements.

On October 10, 2008 the FASB voted to issue Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. The Company has determined that FSP FAS 157-3 had no impact on its consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

For the Period from January 22, 2008 (Date of Inception) to September 30, 2008

In December 2007, the FASB issued SFAS No. 141 (revised 2007),“Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) are effective for the Company for any business combinations occurring on or after January 1, 2009.

Note 3 – Related-Party Transactions and Arrangements

Certain affiliates of the Company will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Company. Cole Capital Corporation (“Cole Capital”), the affiliated dealer-manager, will receive a commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Cole Capital intends to reallow 100% of commissions earned to participating broker-dealers. In addition, up to 2% of gross proceeds before reallowance to participating broker-dealers will be paid to Cole Capital as a dealer-manager fee. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement.

The Advisor, or its affiliates, may receive up to 1.5% of gross offering proceeds for reimbursement of organization and offering expenses pursuant to the advisory agreement. All organization and offering expenses (excluding selling commissions and the dealer-manager fee) are being paid for by the Advisor or its affiliates and could be reimbursed by the Company up to 1.5% of gross offering proceeds. The Advisor or its affiliates also will receive acquisition and advisory fees of up to 2% of the contract purchase price of each asset or loan we originate or acquire.

If the Advisor provides substantial services, as determined by the independent directors, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 1% of the amount available and/or outstanding under such financing; provided, however, that the Advisor shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which the Advisor received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to the Advisor as the Company acquires such permanent financing. In addition, with respect to any revolving line of credit, the Advisor will receive financing coordination fees only in connection with amounts being drawn for the first time and not upon any re-drawing of amounts that had been repaid by the Company.

The Company expects to pay Cole Realty Advisors, Inc. (“Cole Realty”), its property manager, fees for the management and leasing of the Company’s properties. Such fees are expected to equal 2% of gross revenues from single-tenant properties and 4% from multi-tenant properties plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement.

The Company will pay the Advisor an annual asset management fee of 0.5% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee will be payable monthly in an amount equal to 0.04167% of aggregate asset value as of the last day of the immediately preceding month.

If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 3% of the sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8% cumulative, non-compounded annual return, then the Advisor is entitled to receive 15% of remaining net sale proceeds.

Upon listing of the Company’s common stock on a national securities exchange, a fee equal to 15% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8%

COLE CREDIT PROPERTY TRUST III, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

For the Period from January 22, 2008 (Date of Inception) to September 30, 2008

cumulative, non-compounded annual return to investors will be paid to the Advisor (the “Subordinated Incentive Listing Fee”).

Upon termination of the Advisory Agreement with the Advisor, other than termination by the Company because of a material breach of the Advisory Agreement by the Advisor, a performance fee of 15% of the amount, if any, by which (i) the appraised asset value at the time of such termination less the amount of all indebtedness secured by the assets, plus total dividends paid to stockholders through the termination date exceeds (ii) the aggregate capital contribution contributed by investors less distributions from sale proceeds plus payment to investors of an 8% annual, cumulative, non-compounded return on capital. No subordinated performance fee will be paid if the Company has already paid or become obligated to pay the Advisor a Subordinated Incentive Listing Fee.

The Company will reimburse the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which it’s operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.

There were no transactions which resulted in related party fees to be paid for the period from January 22, 2008 (date of inception) to September 30, 2008.

Note 4 - 2008 Stock Option Plan for Independent Directors

The Company has a stock option plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the independent directors, subject to the absolute discretion of the board and the applicable limitations of the plan. The Company intends to grant options under the IDSOP to each qualifying director upon appointment to the board of directors and then annually upon re-election by the stockholders. The exercise price for the options granted under the IDSOP initially will be $10.00 per share. It is intended that the exercise price for future options granted under our independent director stock option plan will be at least 100% of the fair market value of our common stock as of the date that the option is granted. As of September 30, 2008, no options had been granted under the IDSOP. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP.

Note 5 - Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against us.

Note 6 - Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Form 10-Q. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust III, Inc.

Forward-Looking Statements

Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements.

Forward-looking statements that were true at the time they were made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s views only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, inability to obtain real estate financing, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of the Registration Statement on Form S-11, as amended, relating to our Offering, as filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Overview

We were formed on January 22, 2008 to acquire and operate a diverse portfolio of commercial real estate investments primarily consisting of retail and other income producing commercial properties located throughout the United States, including U.S. protectorates. We are in the development stage and have not begun principal operations. The net proceeds of our Offering will provide funds to enable us to purchase real estate and other real estate-related investments. As of September 30, 2008, we had not yet commenced operations or entered into any arrangements to acquire any specific investments. The number of assets we acquire will depend upon the number of shares sold in our Offering and the resulting amount of the net proceeds available for investment, as well as our ability to arrange debt financing. See the “Risk Factors” section of the Registration Statement on Form S-11, as amended, relating to our Offering, as filed with the Securities and Exchange Commission.

Critical Accounting Policies

Our accounting policies have been established to conform with generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

As of September 30, 2008, we were in the development stage and had not commenced principal operations. However, when we commence principal operations we expect our critical accounting policies will relate to investments in real estate assets, allocation of purchase price of acquired assets, valuation of real estate assets, revenue recognition and income taxes. As of September 30, 2008 the only asset we held was cash of approximately $203,000, which is not subject to our expected critical accounting policies.

Results of Operations

As of September 30, 2008, we had not commenced any significant operations because we are in our development stage. We will not commence any significant operations until we have issued at least 250,000 shares pursuant to our Offering. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate and the debt markets generally that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operation of real properties and real estate-related investments.

Liquidity and Capital Resources

We will not commence any significant operations until we have issued at least 250,000 shares pursuant to our Offering. Our principal demands for funds will be for real estate and real estate-related investments, for the payment of operating expenses and distributions, and for the payment of interest on any future indebtedness. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of our Offering and from financings.

There may be a delay between the sale of our shares and the purchase of properties or other investments, which could result in a delay in our ability to make distributions to our stockholders. Some or all of our distributions will be paid from other sources, such as from the proceeds of our Offering, cash advances to us by our Advisor, cash resulting from a waiver of asset management fees and borrowings secured by our assets in anticipation of future operating cash flow until such time as we have sufficient cash flow from operations to fund fully the payment of distributions. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments and currently have no plans regarding when distributions will commence. In addition, to the extent our investments are in development or redevelopment projects or in other properties that have significant capital requirements and/or delays in their ability to generate income, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We intend to borrow money to acquire properties and make other investments. There is no limitation on the amount we may borrow against any single improved property. However, under our charter, we are required to limit our borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing; however we may exceed that limit if a majority of our independent directors determines that substantial justification exists for exceeding such limit. We expect that during the period of our Offering we may request that our independent directors approve borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio.

Our advisor may, but is not required to, establish capital reserves from gross offering proceeds, out of cash flow generated by operating properties and other investments or out of non-liquidating net sale proceeds from the sale of our properties and other investments. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures. Alternatively, a lender may require its own formula for escrow of capital reserves.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Contractual Obligations

We had no contractual obligations as of September 30, 2008.

Related-Party Transactions and Agreements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 3 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

New Accounting Pronouncements

Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation of applicable new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

When we commence principal operations, we will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. We intend to manage our interest rate risk by limiting the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

Item 4T. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Registration Statement on Form S-11.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 22, 2008, the Company sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation, the indirect owner of our Advisor.

On October 1, 2008, our Offering pursuant to a Registration Statement on Form S-11 (see Registration No. 333-149290), covering a public offering (the “Offering”) of up to 230,000,000 shares of common stock to be offered at a price of $10.00 per share and up to 20,000,000 shares of common stock of the higher of $9.50 per share of 95% of the estimated value of one share of our common stock pursuant to our distribution reinvestment plan was declared effective under the Securities Act of 1933, as amended.

We will not commence active operations until we receive and accept subscriptions for a minimum of 250,000 shares for gross offering proceeds of $2,500,000. After the initial 250,000 shares are sold, subscription proceeds will be held in escrow until investors are admitted as stockholders. We intend to admit new stockholders at least weekly. At that time, subscription proceeds may be released to us from escrow and utilized as consideration for investments and the payment or reimbursement of the dealer manager fee, selling commissions and other organization and offering expenses. Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.

Until we satisfy the minimum offering requirement established for our Offering by accepting subscriptions for at least 250,000 shares of common stock, funds received for these subscriptions will continue to be escrowed. Amounts associated with these subscriptions will be reflected in restricted cash and subscriptions for common stock on our balance sheet.

During the three months ended September 30, 2008, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, and we did not repurchase any of our securities.

Item 3. Defaults Upon Senior Securities

No events occurred during the three months ended September 30, 2008 that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders

No events occurred during the three months ended September 30, 2008 that would require a response to this item.

Item 5. Other Information

No events occurred during the three months ended September 30, 2008 that would require a response to this item.

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are filed herewith, or incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust III, Inc. (Registrant)

By:	/s/ Christopher H. Cole

Christopher H. Cole
Chief Executive Officer and President

By:	/s/ D. Kirk McAllaster, Jr.

D. Kirk McAllaster, Jr.
Executive Vice President and Chief Financial Officer

Date: November 12, 2008

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Third Articles of Amendment and Restatement. (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-11 (File No. 333-149290), filed on September 29, 2008).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-11 (File No. 333-149290), filed on May 7, 2008).
4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to Supplement No. 1 to the prospectus of the Company filed pursuant to Rule 424(b)(3) on October 31, 2008).

4.2

Form of Additional Investment Subscription Agreement for current stockholders (included as Appendix C to Supplement No. 1 to the prospectus of the Company filed pursuant to Rule 424(b)(3) on October 31, 2008).

31.1

Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*

Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.