Form 10-K
period 2008-12-31
Cole Credit Property Trust III, Inc.
filed 2009-03-31
CIK 1425923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from January 22, 2008 (inception) to December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-149290
COLE CREDIT PROPERTY TRUST III, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization) 2555 East Camelback Road, Suite 400 Phoenix, Arizona, 85016 (Address of principal executive offices; zip code)	26-1846406 (I.R.S. Employer Identification Number) (602) 778-8700 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
No shares of common stock were held by non-affiliates as of June 30, 2008. The number of shares of common stock outstanding as of March 27, 2009 was 12,143,127. No established market exists for the Company’s common stock.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Credit Property Trust III, Inc. Definitive Proxy Statement for
the 2009 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	2

PART I

ITEM 1. BUSINESS	3

ITEM 1A. RISK FACTORS	14

ITEM 1B. UNRESOLVED STAFF COMMENTS	39

ITEM 2. PROPERTIES	39

ITEM 3. LEGAL PROCEEDINGS	39

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	39

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	40

ITEM 6. SELECTED FINANCIAL DATA	42

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	43

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	47

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	48

ITEM 9A(T). CONTROLS AND PROCEDURES	48

ITEM 9B. OTHER INFORMATION	48

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	49

ITEM 11. EXECUTIVE COMPENSATION	49

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	49

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	49

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	49

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	50

SIGNATURES	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENT OF OPERATIONS	F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	F-5

CONSOLIDATED STATEMENT OF CASH FLOWS	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7

Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 10.17
Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 10.23
Exhibit 10.24
Exhibit 10.25
Exhibit 10.26
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 10.33
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Cole Credit Property Trust III, Inc., other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report is filed with the Securities and Exchange Commission (“SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the Item 1A. “Risk Factors” section of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
Formation
Cole Credit Property Trust III, Inc., a development stage company, (the “Company,” “we,” or “us”) is a newly organized Maryland corporation, formed on January 22, 2008, which intends to qualify as a REIT beginning with the taxable year ending December 31, 2009. As of December 31, 2008, we were in the development stage and had not begun principal operations. We intend to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of retail and other income producing commercial properties located throughout the United States, including U.S. protectorates. We expect that our retail properties will be net leased to regional or national, name brand, creditworthy tenants. Retail properties primarily will be single-tenant properties and “power centers” comprised of big box national, regional and local retailers. We also may acquire multi-tenant retail properties, including grocery anchored centers and retail strip centers. In addition, we expect to further diversify our portfolio by making and investing in mortgage and other loans secured by the same type of properties which we may acquire directly or indirectly. As of December 31, 2008 we did not own any real estate assets.
Substantially all of our business will be conducted through our operating partnership, Cole REIT III Operating Partnership, LP, a Delaware limited partnership organized in January 2008 (“CCPT III OP”). We own a 99.99% interest in CCPT III OP as its general partner. The remaining 0.01% of CCPT III OP is held as a limited partner’s interest by Cole REIT Advisors III, LLC (“CR III Advisors”), which is our affiliated advisor.
CR III Advisors acts as our advisor pursuant to an advisory agreement. CR III Advisors is responsible for managing our affairs on a day-to-day basis, identifying and making acquisitions and investments on our behalf and making recommendations as to dispositions of assets. Our board of directors exercises its fiduciary duties in reviewing these recommendations and determining to approve or reject proposed transactions. Our advisor also provides asset management, marketing, investor relations and other administrative services on our behalf. Our agreement with CR III Advisors is for a one-year term and is reconsidered on an annual basis by our board of directors. We have no employees and rely upon our advisor to provide substantially all of our services.
Pursuant to a Registration Statement on Form S-11 (the “Registration Statement”) under the Securities Act of 1933, as amended, we are offering for sale to the public on a “best efforts” basis a minimum of 250,000 and a maximum of 230,000,000 shares of common stock at a price of $10.00 per share and up to 20,000,000 additional shares pursuant to a distribution reinvestment plan under which stockholders may elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the estimated value of a share of our common stock (the “Offering”). The Registration Statement was declared effective on October 1, 2008. As of December 31, 2008, we had received subscriptions for 262,059 shares of our common stock, excluding 20,000 shares owned by Cole Holdings Corporation (“Cole Holdings”), the indirect parent company of our advisor. Pursuant to the terms of the Offering, we were required to deposit all subscription proceeds in escrow pursuant to the terms of the Escrow Agreement with UMB Bank, N.A. until we received subscriptions aggregating at least $2,500,000, excluding subscriptions from residents of Pennsylvania. On January 6, 2009, we satisfied the conditions of the Escrow Agreement and we accepted investors’ subscriptions for, and issued, 262,059 shares of our common stock in the Offering, resulting in gross proceeds of $2,614,946. In addition, we have a special escrow account for subscriptions from residents of Pennsylvania. The conditions of that special escrow account have not yet been satisfied, therefore, we have not accepted subscriptions from residents of Pennsylvania.
As of March 27, 2009, we had received approximately $121.2 million in gross proceeds through the issuance of approximately 12.1 million shares of our common stock pursuant to the Offering. As of March 27, 2009, approximately $2.2 billion in shares (217.9 million shares) remained available for sale to the public, exclusive of shares available under the DRIP.
We admit new stockholders pursuant to the Offering at least weekly, although we typically do so on a daily basis with the exception of residents of Pennsylvania who will be admitted at such time as the conditions of the special escrow account are satisfied, and daily thereafter. All subscription proceeds are held in a separate account until the subscribing investors are admitted as stockholders. Upon admission of new stockholders, subscription proceeds are released to us and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses, debt service costs and operating expenses. We may use a portion of the net proceeds from the Offering to fund all or part of our distributions to stockholders. Such distributions may constitute a return of capital and reduce the amount of capital we ultimately invest in properties. Until required for use, net offering proceeds are held in short-term, liquid investments.

Our stock is not currently listed on a national securities exchange. We may seek to list our stock for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our shares at this time. We do not anticipate that there would be any market for our common stock until our shares are listed for trading. In the event we do not list our shares of common stock on a national securities exchange within ten years of the termination of the Offering, our charter requires that we either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation and dissolution of the corporation.
If we seek and do not obtain stockholder approval of an extension or amendment to the listing deadline, we would then be required to seek stockholder approval of our liquidation and dissolution. If we seek and fail to obtain stockholder approval of our liquidation and dissolution, our charter would not require us to list or liquidate and we could continue to operate as before. In such event, there would be no public market for shares of our common stock and stockholders could be required to hold the shares indefinitely. If we seek and obtain stockholder approval of our liquidation and dissolution, we would begin an orderly sale of our assets and distribute, subject to our advisor’s subordinated participation, our net proceeds to our stockholders.
Our principal executive offices are located at 2555 East Camelback Road, Suite 400, Phoenix, Arizona 85016. Our telephone number is (602) 778-8700.
Investment Objectives and Policies
We intend to invest primarily in retail and other income producing commercial properties located throughout the United States, including U.S protectorates. Our primary investment objectives are:
•	to provide current income for our stockholders through the payment of cash distributions; and

•	to preserve and return our stockholders’ capital contributions.
We also seek capital gains from our investments. We cannot assure investors that we will attain these objectives or our capital will not decrease. Our board of directors may revise our investment policies without the concurrence of our stockholders. Our board reviews our investment policies at least annually to determine that our policies are in the best interest of our stockholders.
Acquisition and Investment Policies
Primary Investment Focus
We intend to invest primarily in retail and other income producing commercial properties located throughout the United States, including U.S. protectorates. We expect that our retail properties primarily will be net leased to regional or national brand name, creditworthy tenants. We plan to acquire a diversified portfolio comprised primarily of a large number of single-tenant and multi-tenant retail properties. We expect that most of our retail properties will be subject to long-term net leases. Our investments may be direct investments in properties or in other entities that own or invest in, directly or indirectly, interests in such properties. We also may acquire single-tenant and multi-tenant office, industrial and industrial-flex, hospitality and mini-storage and self-storage properties. In addition, we expect to further diversify our portfolio by making and investing in mortgage and other loans secured by the same types of properties which we may acquire directly or indirectly. We may acquire properties under development or that require substantial refurbishment or renovation. We may also acquire majority or minority interests in other entities (or business units of such entities) with investment objectives similar to ours or with management, investment or development capabilities that our board of directors deems desirable or advantageous to acquire.
Many of our properties will be leased to tenants in the chain or franchise retail industry, including but not limited to convenience stores, drug stores and restaurant properties. Other properties will be leased to large, national “big box” retailers, either standing alone or as part of “power centers” which are comprised of big box national, regional and local retailers. We also may acquire multi-tenant retail properties, including grocery anchored centers and retail strip centers. Our advisor will monitor industry trends and identify properties on our behalf that serve to provide a favorable return balanced with risk. Our management will primarily target regional or national name brand retail businesses with established track records.

We believe that our general focus on the acquisition of a large number of single-tenant and multi-tenant retail properties net leased to creditworthy tenants presents lower investment risks and greater stability than other sectors of today’s commercial real estate market. By acquiring a large number of single-tenant and multi-tenant retail properties, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objectives of cash flow and preservation of capital from our overall portfolio. We believe this approach can result in less risk to investors than an investment approach that targets other asset classes, such as office or multi-family properties. In addition, we believe that retail properties, as compared to other asset classes, offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and, with respect to single-tenant properties, often offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we intend to acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slowdowns or downturns in local markets. Our management believes that a portfolio consisting of both freestanding, single tenant retail properties and multi-tenant retail properties anchored by national big box retailers will enhance our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors and by making a possible listing of our shares attractive to the public investment community.
To the extent feasible, we will seek to achieve a well-balanced portfolio diversified by geographic location, age of the property and lease maturities of the various properties. We will pursue properties leased to tenants representing a variety of industries so as to avoid concentration in any one industry. We expect these industries to include all types of retail establishments, such as big box retailers, convenience stores, drug stores and restaurant properties. We expect that tenants of our properties will also be diversified between national, regional and local brands. We generally will target properties with lease terms in excess of ten years. We may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics. We currently expect all of our acquisitions will be in the United States, including U.S. protectorates.
Many retail companies today are entering into sale-leaseback arrangements as a strategy for applying capital that would otherwise be applied to their real estate holdings to their core operating businesses. We believe that our investment strategy will enable us to take advantage of the increased emphasis on retailers’ core business operations in today’s competitive corporate environment as many retailers attempt to divest from real estate assets.
There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net proceeds of the Offering that may be invested in a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties, and the amount of proceeds raised in the Offering. For a further description, see the section titled “— Other Possible Investments.”
We intend to incur debt to acquire properties where our board determines that incurring such debt is in our best interest. In addition, from time to time, we may acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We will use the proceeds from these loans to acquire additional properties. See “— Borrowing Policies” under this section for a more detailed description of our borrowing intentions and limitations.
Investment Grade and Other Creditworthy Tenants
In evaluating potential property acquisitions consistent with our investment objectives, we apply credit underwriting criteria to the tenants of existing properties. Similarly, we will apply credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. Tenants of our properties frequently are national or super-regional retail chains that are investment grade or otherwise creditworthy entities having high net worth and operating income. Generally, these tenants must be experienced multi-unit operators with a proven track record in order to meet the credit tests applied by our advisor.
A tenant will be considered “investment grade” when the tenant has a debt rating by Moody’s Investors Service of Baa3 or better or a credit rating by Standard & Poor’s of BBB- or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of investment grade tenants in the future.
Moody’s ratings are opinions of future relative creditworthiness based on an evaluation of franchise value, financial statement analysis and management quality. The rating given to a debt obligation describes the level of risk associated with receiving full and timely payment of principal and interest on that specific debt obligation and how that risk compares with that of all other debt obligations. The rating, therefore, measures the ability of a company to generate cash in the future.

A Moody’s debt rating of Baa3, which is the lowest investment grade rating given by Moody’s, is assigned to companies with adequate financial security. However, certain protective elements may be lacking or may be unreliable over any given period of time. A Moody’s debt rating of Aaa, which is the highest investment grade rating given by Moody’s, is assigned to companies with exceptional financial security. Thus, investment grade tenants will be judged by Moody’s to have at least adequate financial security, and will in some cases have exceptional financial security.
Standard & Poor’s assigns a credit rating to both companies as a whole and to each issuance or class of a company’s debt. A Standard & Poor’s credit rating of BBB-, which is the lowest investment grade rating given by Standard & Poor’s, is assigned to companies that exhibit adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the company to meet its financial commitments. A Standard & Poor’s credit rating of AAA+, which is the highest investment grade rating given by Standard & Poor’s, is assigned to companies or issuances with extremely strong capacities to meet their financial commitments. Thus, investment grade tenants will be judged by Standard & Poor’s to have at least adequate protection parameters, and will in some cases have extremely strong financial positions.
Other creditworthy tenants are tenants with financial profiles that our advisor believes meet our investment objectives. In evaluating the credit worthiness of a tenant or prospective tenant, our advisor does not use specific quantifiable standards, but does consider many factors, including other debt rating agencies, such as Dun and Bradstreet, and/or the proposed terms of the acquisition. The factors our advisor considers include the financial condition of the tenant and/or guarantor, the operating history of the property with such tenant or tenants, the tenant’s or tenants’ market share and track record within its industry segment, the general health and outlook of the tenant’s or tenants’ industry segment, and the lease length and terms at the time of the acquisition.
Description of Leases
We expect, in most instances, to acquire tenant properties with existing leases. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into “net” leases. “Net” leases mean leases that typically require that tenants pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple net or double net. Triple net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any. Double net leases typically have the landlord responsible for the roof and structure, or other aspects of the property, while the tenant is responsible for all remaining expenses associated with the property. In the event that we acquire multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of such properties. Since each lease is an individually negotiated contract between two or more parties, each contract will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property, and we will have limited ability to revise the terms of leases to those tenants.
We anticipate that a majority of our acquisitions will have lease terms of ten years or more at the time of the acquisition. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases for our properties also will contain provisions that increase the amount of base rent payable at points during the lease term and/or percentage rent that can be calculated by a number of factors.
Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, our advisor may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss. The secondary insurance coverage names the ownership entity as the named insured on the policy.
Some leases require that we procure insurance for both commercial general liability and property damage insurance; however, the premiums are generally reimbursable from the tenant. When we procure such insurance, the policy lists us as the named insured on the policy and the tenant as the additional insured. Tenants are required to provide proof of insurance by furnishing a certificate of insurance to our advisor on an annual basis. The insurance certificates are carefully tracked and reviewed for compliance by our advisor’s property management department. In general, leases may not be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, the original tenant generally will remain fully liable under the lease unless we release the tenant from its obligations under the lease.

Other Possible Investments
Although we expect to invest primarily in single-tenant and multi-tenant retail properties, we may make other investments. For example, we may invest in other income producing commercial properties such as office buildings, industrial and industrial-flex properties including manufacturing facilities and warehouse and distribution facilities and mini-storage and self-storage properties. We may also acquire majority or minority interests in other entities (or business units of such entities) with investment objectives similar to ours or with management, investment or development capabilities, in order to enhance overall portfolio returns or reduce overall portfolio risks, if our board of directors determines that it would be advantageous to do so. We also may make or invest in mortgage, bridge or mezzanine loans, or in participations in such loans, secured directly or indirectly by the same types of commercial properties that we may acquire directly, and we may invest in other real estate-related securities such as commercial mortgage backed securities (“CMBS”). Our board of directors has broad discretion to change our investment policies in order for us to achieve our investment objectives. Further, to the extent that our advisor and board of directors determine it is in our best interest, due to the state of the real estate market, in order to diversify our investment portfolio or otherwise, we will make or invest in mortgage loans secured by the same types of commercial properties that we intend to acquire. We may also invest in other investments related to real property or entities or joint ventures that make similar investments.
Our criterion for investing in mortgage loans is substantially the same as those involved in investment properties. We do not intend to make loans to other persons, other than mortgage loans, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than interests in real estate.
Investment Decisions
CR III Advisors will have substantial discretion with respect to the selection of specific investments and the purchase and sale of our properties, subject to the approval of our board of directors. In pursuing our investment objectives and making investment decisions for us, CR III Advisors will evaluate the proposed terms of the purchase against all aspects of the transaction, including the condition and financial performance of the property, the terms of existing leases and the creditworthiness of the tenant and/or lease guarantor, and property and location characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
In addition to procuring and reviewing an independent valuation estimate and property condition report, our advisor also will, to the extent such information is available, consider the following:
•	tenant rolls and tenant creditworthiness;
•	a property condition report;
•	unit level store performance;
•	property location, visibility and access;
•	age of the property, physical condition and curb appeal;
•	the prospects for long-range appreciation and liquidity;
•	suitability of the property for any development contemplated or in progress;
•	the property’s income producing capacity;
•	tax considerations;
•	neighboring property uses;
•	local market conditions including vacancy rates;
•	area demographics, including trade area population and average household income;
•	neighborhood growth patterns and economic conditions;
•	presence of nearby properties that may positively or negatively impact store sales at the subject property; and
•	lease terms including length of lease term, scope of landlord responsibilities, presence and frequency of contractual rental increases, renewal option provisions, exclusive and permitted use provisions, co-tenancy requirements and termination options.
Our advisor considers properties leased and/or guaranteed by companies that maintain an investment grade rating by either Standard & Poor’s or Moody’s Investors Service. Our advisor also considers non-rated and non-investment grade rated tenants that we consider creditworthy, as described in “— Investment Grade and Other Creditworthy Tenants” above.

Conditions to Closing Our Acquisitions
Generally, we intend to condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or developer, including, where appropriate:
•	plans and specifications;
•	surveys;
•	evidence of marketable title, subject to such liens and encumbrances as are acceptable to CR III Advisors;
•	financial statements covering recent operations of properties having operating histories;
•	title and liability insurance policies; and
•	tenant estoppel certificates.
We generally will not purchase any property unless and until we also obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property. However, we may purchase a property without obtaining such an assessment if our advisor determines it is not warranted. A Phase I environmental site assessment basically consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel who perform a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate identity of the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, ground water or building materials from the property and may not reveal all environmental hazards on the property.
We may enter into purchase and sale arrangements with a seller or developer of a suitable property under development or construction. In such cases, we will be obligated to purchase the property at the completion of construction, provided that the construction substantially conforms to definitive plans, specifications, and costs approved by us in advance. In such cases, prior to our acquiring the property, we generally would receive a certificate of an architect, engineer or other appropriate party, stating that the property substantially complies with all plans and specifications. If renovation or remodeling is required prior to the purchase of a property, we expect to pay a negotiated maximum amount to the seller upon completion. We do not currently intend to construct or develop properties or to render any services in connection with such development or construction.
In determining whether to purchase a particular property, we may, in accordance with customary practices, obtain an option on such property. The amount paid for an option, if any, normally is surrendered if the property is not purchased and normally is credited against the purchase price if the property is purchased.
Ownership Structure
Our investment in real estate is expected to generally take the form of holding fee title or a long-term leasehold estate. We expect to acquire such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of properties, affiliates of CR III Advisors or other persons. See the “— Joint Venture Investments” section below. In addition, in certain cases we may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease is characterized as a “true lease” so that we will be treated as the owner of the property for federal income tax purposes, the Internal Revenue Service could challenge such characterization. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.
Joint Venture Investments
We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of our advisors, including other real estate programs sponsored by affiliates of our advisor, and other third parties for the acquisition, development or improvement of properties or the acquisition of other real estate-related investments. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, CR III Advisors will evaluate the real property that such joint venture owns or is being formed to own under the same criteria described above in “— Investment Decisions” for the selection of our real property investments. CR III Advisors also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.

Our general policy will be to invest in joint ventures only when we will have a right of first refusal to purchase the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. In the event that the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the property held by the joint venture. In the event that any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property.
CR III Advisors officers and key persons may have conflicts of interest in determining which Cole sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, if the joint venture is with an affiliate, CR III Advisors may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since some or all of CR III Advisors and its affiliates will also advise the affiliated coventurer, agreements and transactions between us and any other Cole-sponsored co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.
We may enter into joint ventures with other Cole real estate programs only if a majority of our directors not otherwise interested in the transaction and a majority of our independent directors approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by other joint venturers.
Borrowing Policies
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. By operating on a leveraged basis, we will have more funds available for investment in properties. This will allow us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. There is no limitation on the amount we may borrow against any single improved property. However, pursuant to our charter, we are required to limit our aggregate borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing.
Our advisor will use its best efforts to obtain financing on the most favorable terms available to us. All of our financing arrangements must be approved by a majority of our board members, including a majority of our independent directors. Lenders may have recourse to assets not securing the repayment of the indebtedness. Our advisor may refinance properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements, an increase in dividend distributions from proceeds of the refinancing, if any, and an increase in property ownership if some refinancing proceeds are reinvested in real estate.
Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio.

The current mortgage lending and interest rate environment for real estate in general continues to be and the overall economic fundamentals remain uncertain. We may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions. Additionally, for properties in which we are able to obtain acquisition financing, the interest rates on such loans may be unacceptable. We expect to manage the current mortgage lending environment by utilizing fixed rate loans if the terms are acceptable, short-term variable rate loans, assume existing mortgage loans in connection with property acquisitions, or enter into interest rate lock or swap agreements, or any combination of the foregoing. We may also acquire our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we acquire a large percentage of our properties for cash without financing, our results of operations may be adversely affected. Additionally, if we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a large amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.
We may not borrow money from any of our directors or from our advisor or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. We did not borrow any funds from our advisor’s affiliates during the period ended December 31, 2008. Subsequent to December 31, 2008, the Company acquired a 100% interest in six single tenant net leased commercial properties for an aggregate purchase price of approximately $46.2 million. The properties were purchased from an affiliate of the Company’s advisor. The acquisitions were acquired with the use of cash from net proceeds of the Offering, and the issuance of approximately $41.6 million of variable rate loans.
Acquisition of Properties from Affiliates
We may acquire properties or interests in properties from or in co-ownership arrangements with entities affiliated with our advisor, including properties acquired from affiliates of our advisor engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate unless a majority of our directors not otherwise interested in the transaction and a majority of our independent directors determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of our advisor, including property developed by an affiliate as well as property held by an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the period ended December 31, 2008, we did not purchase any properties from our advisor’s affiliates. Subsequent to December 31, 2008, the Company acquired a 100% interest in six single tenant net leased commercial properties for an aggregate purchase price of approximately $46.2 million. The properties were purchased from an affiliate of the Company’s advisor. The acquisitions were acquired with the use of cash from net proceeds of the Offering, and the issuance of approximately $41.6 million of variable rate loans.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with CR III Advisors, our advisor, and its affiliates, including conflicts related to the arrangements pursuant to which CR III Advisors and its affiliates will be compensated by us. The agreements and compensation arrangements between us and our advisor and its affiliates were not determined by arm’s-length negotiations. Some of the conflicts of interest in our transactions with our advisor and its affiliates, and the limitations on our advisor adopted to address these conflicts, are described below. Additionally, two of our directors are an affiliate of CR III Advisors as well as other Cole-sponsored real estate programs.
Our advisor and its affiliates try to balance our interests with their duties to other Cole-sponsored programs. However, to the extent that our advisor or its affiliates take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of our stock. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.
Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise, and all of our directors have a fiduciary obligation to act on behalf of our stockholders.

Interests in Other Real Estate Programs
An affiliate of our advisor acts as an advisor to, and our named executive officers and at least one of our directors act as officers and/or directors of Cole Credit Property Trust, Inc. (“CCPT”), and Cole Credit Property Trust II, Inc. (“CCPT II”), each a real estate investment trust that has investment objectives and targeted assets similar to ours. CCPT is no longer offering shares for investment, and currently is not pursuing acquisitions of additional properties. CCPT II is no longer offering shares for investment, however, it is currently pursuing investment options. In the event that CCPT or CCPT II pursues investment options, they may seek to acquire additional properties, which may be similar to properties in which we invest. Affiliates of our directors and officers, and entities owned or managed by such affiliates also may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our directors and officers, and entities owned or managed by such affiliates, intend to form additional real estate investment entities in the future, whether public or private, which can be expected to have the same or similar investment objectives and policies as we do and which may be involved in the same geographic area. Our advisor, its affiliates and affiliates of our directors and officers are not obligated to present to us any particular investment opportunity that comes to their attention, even if such opportunity is of a character that might be suitable for investment by us. Our advisor and its affiliates likely will experience conflicts of interest as they simultaneously perform services for us and other Cole-sponsored real estate programs.
Any affiliated entity, whether or not currently existing, could compete with us in the sale or operation of our properties. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive properties. However, to the extent that affiliates own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with the affiliate’s property for tenants or purchasers.
Every transaction that we enter into with our advisor or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and our advisor, any of its affiliates or another Cole-sponsored real estate program.
Other Activities of CR III Advisors and its Affiliates
We rely on CR III Advisors for the day-to-day operation of our business pursuant to an advisory agreement. As a result of the interests of members of its management in other Cole-sponsored programs and the fact that they have also engaged and will continue to engage in other business activities, CR III Advisors and its affiliates have conflicts of interest in allocating their time between us and other Cole-sponsored programs and other activities in which they are involved. However, CR III Advisors believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the Cole-sponsored programs and other ventures in which they are involved.
In addition, most of our executive officers, including Christopher H. Cole, who also serves as the chairman of our board of directors, also serves as an officer of our advisor, our property manager, and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that he owes to us and our stockholders.
Competition in Acquiring, Leasing and Operating of Properties
Conflicts of interest will exist to the extent that we have acquired, and in the future may acquire, properties in the same geographic areas where properties owned by other Cole-sponsored programs are located. In such a case, a conflict could arise in the leasing of properties in the event that we and another Cole-sponsored program were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another Cole-sponsored program were to attempt to sell similar properties at the same time. Conflicts of interest may also exist at such time as we or our affiliates managing property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances. CR III Advisors will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, CR III Advisors will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resale or leasing of the various properties.
Affiliated Dealer Manager
Since Cole Capital Corporation (“Cole Capital”), our dealer manager, is an affiliate of CR III Advisors, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with our Offering.

Affiliated Property Manager
We anticipate that properties we acquire in the future will be managed and leased by our affiliated property manager, Cole Realty Advisors, Inc. (“Cole Realty”), pursuant to a property management and leasing agreement. Cole Realty also serves as property manager for properties owned by Cole affiliated real estate programs, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the rental income received by the managed properties.
Lack of Separate Representation
Morris, Manning & Martin, LLP acts, and may in the future act, as counsel to us, CR III Advisors, and certain of our respective affiliates. There is a possibility that in the future the interests of the various parties may become adverse, and under the Code of Professional Responsibility of the legal profession, Morris, Manning & Martin, LLP may be precluded from representing any one or all of such parties. In the event that a dispute were to arise between us, CR III Advisors, or any of our respective affiliates, separate counsel for such matters will be retained as and when appropriate.
Receipt of Fees and Other Compensation by CR III Advisors and Its Affiliates
A transaction involving the purchase and sale of properties may result in the receipt of commissions, fees and other compensation by CR III Advisors and its affiliates, including acquisition and advisory fees, the dealer manager fee, property management and leasing fees, asset management fees, and real estate brokerage commissions. Subject to oversight by our board of directors, CR III Advisors will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CR III Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees will generally be payable to CR III Advisors and its affiliates regardless of the quality of the properties acquired or the services provided to us.
Certain Conflict Resolution Procedures
Every transaction that we enter into with CR III Advisors or its affiliates will be subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and CR III Advisors or any of its affiliates.
In order to reduce or to eliminate certain potential conflicts of interest, our charter contains a number of restrictions relating to (1) transactions we enter into with CR III Advisors and its affiliates, (2) certain future offerings, and (3) allocation of investment opportunities among affiliated entities. These restrictions include, among others, the following:
•	We will not purchase or lease properties in which CR III Advisors, any of our directors or any of their respective affiliates has an interest without a determination by a majority of the directors, including a majority of the independent directors not otherwise interested in such transaction, that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the seller or lessor unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such property at an amount in excess of its appraised value. We will not sell or lease properties to CR III Advisors, any of our directors or any of their respective affiliates unless a majority of the directors, including a majority of the independent directors not otherwise interested in the transaction, determines that the transaction is fair and reasonable to us.
•	We will not make any loans to CR III Advisors, any of our directors or any of their respective affiliates, except that we may make or invest in mortgage loans involving CR III Advisors, our directors or their respective affiliates, provided that an appraisal of the underlying property is obtained from an independent appraiser and the transaction is approved as fair and reasonable to us and on terms no less favorable to us than those available from third parties. In addition, CR III Advisors, any of our directors and any of their respective affiliates will not make loans to us or to joint ventures in which we are a joint venture partner unless approved by a majority of the directors, including a majority of the independent directors not otherwise interested in the transaction, as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.
•	CR III Advisors and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner; provided, however, CR III Advisors must reimburse us for the amount, if any, by which our total operating expenses, including the advisor asset management fee, paid during the previous fiscal year exceeded the greater of: (i) 2.0% of our average invested assets for that fiscal year, or (ii) 25.0% of our net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year.

•	In the event that an investment opportunity becomes available that is suitable, under all of the factors considered by CR III Advisors, for both us and one or more other entities affiliated with CR III Advisors, and for which more than one of such entities has sufficient uninvested funds, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. It will be the duty of our board of directors, including the independent directors, to insure that this method is applied fairly to us. In determining whether or not an investment opportunity is suitable for more than one program, CR III Advisors, subject to approval by our board of directors, shall examine, among others, the following factors:
•	the anticipated cash flow of the property to be acquired and the cash requirements of each program;
•	the effect of the acquisition on diversification of each program’s investments by type of property, geographic area and tenant concentration;

•	the policy of each program relating to leverage of properties;

•	the income tax effects of the purchase to each program;

•	the size of the investment; and

•	the amount of funds available to each program and the length of time such funds have been available for investment.
•	If a subsequent development, such as a delay in the closing of a property or a delay in the construction of a property, causes any such investment, in the opinion of CR III Advisors, to be more appropriate for a program other than the program that committed to make the investment, CR III Advisors may determine that another program affiliated with CR III Advisors or its affiliates will make the investment.
•	We will not accept goods or services from CR III Advisors or its affiliates or enter into any other transaction with CR III Advisors or its affiliates unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction approve such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.
Employees
We have no direct employees. The employees of CR III Advisors and other affiliates of our advisor will provide services for us related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services. The employees of Cole Capital, our affiliated dealer manager, will provide wholesale brokerage services.
We are dependent on our advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.
We will reimburse CR III Advisors and its affiliates for expenses incurred in connection with its provision of administrative services to us, including personnel costs, subject to certain limitations. During the period ended December 31, 2008, no amounts were reimbursed to CR III Advisors and its affiliates for such services.
Insurance
See “Description of Leases” section above.
Competition
As we purchase properties for our portfolio, we are in competition with other potential buyers for the same properties, and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although we intend to acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

Concentration of Credit Risk
At December 31, 2008, we had no cash on deposit in excess of federally insured levels. We limit investment of cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on cash.
Litigation
In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings, or known to be contemplated, against us.
Environmental Matters
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. In connection with ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. We intend to take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire.
Available Information
We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We have also filed a registration statement on Form S-11, amendments to our Registration Statement and supplements to our prospectus in connection with our Offering . Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.
ITEM 1A. RISK FACTORS
Set forth below are investment risks that we believe are material to investors.
Risks Related to an Investment in Cole Credit Property Trust III, Inc.
There is no public trading market for our shares and there may never be one; therefore, it will be difficult for you to sell your shares.
There currently is no public market for our common stock and there may never be one. In addition, we do not have a fixed liquidation date. If you are able to find a buyer for your shares, you may not sell your shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% in value of our stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our common stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our share redemption program includes numerous restrictions that limit your ability to sell your shares to us. Our board of directors may reject any request for redemption of shares, or amend, suspend or terminate our share redemption program upon ten days prior notice to our stockholders. Therefore, it will be difficult for you to sell your shares promptly or at all and you may have to hold your shares indefinitely. If you are able to sell your shares, you will likely have to sell them at a substantial discount to the price you paid for the shares. It also is likely that your shares would not be accepted as the primary collateral for a loan. You should purchase the shares only as a long-term investment because of the illiquid nature of the shares.
Because this is a blind pool, you will not have the opportunity to evaluate our future investments before we make them, which makes an investment in us more speculative.
We will seek to use the net proceeds from the Offering, after the payment of fees and expenses, to acquire a portfolio of commercial real estate investments comprised primarily of a large number of single-tenant and multi-tenant retail properties net leased to creditworthy tenants. We may also, in the discretion of our advisor, invest in other types of real estate or in entities that invest in real estate. In addition, our advisor may make or invest in mortgage loans or participations therein on our behalf if our board of directors determines, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, that such investments are advantageous to us. We will not provide you with a significant amount of information, if any, for you to evaluate our future investments prior to our making them. We have established policies relating to the creditworthiness of tenants of our properties, but our board of directors will have wide discretion in implementing these policies, and you will not have the opportunity to evaluate potential tenants. Additionally, our board of directors has discretion to determine the location, number and size of our investments and the percentage of net proceeds we may dedicate to a single investment.

We have no prior operating history or established financing sources other than from affiliates of our advisor and the prior performance of real estate investment programs sponsored by affiliates of our advisor may not be an indication of our future results.
We have no operating history and you should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our advisor to predict our future results. We were incorporated in January 2008. As of December 31, 2008, we were in the development stage and had not commenced our principal operations, had not made any investments in real estate or otherwise and did not own any properties, have any material operations or have financing from sources other than affiliates of our advisor.
Although members of our advisor’s management have significant experience in the acquisition, finance, management and development of commercial real estate, the prior performance of real estate investment programs sponsored by affiliates of our advisor may not be indicative of our future results.
You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we and our advisor must, among other things:
•	identify and acquire investments that further our investment objectives;
•	increase awareness of the Cole Credit Property Trust III, Inc. name within the investment products market;
•	expand and maintain our network of licensed securities brokers and other agents;
•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;
•	respond to competition for our targeted real estate and other investments as well as for potential investors; and
•	continue to build and expand our operations structure to support our business.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment.
If we, through CR III Advisors, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions to you is dependent upon the performance of our advisor in selecting investments for us to acquire, selecting tenants for our properties and securing financing arrangements. As of December 31, 2008, we did not own any properties or have any material operations, investments, or financing sources other than affiliates of our advisor. We will not provide you with a significant amount of information, if any, for you to evaluate our future investments prior to making them. You must rely entirely on the management ability of our advisor and the oversight of our board of directors. We cannot be sure that our advisor will be successful in identifying suitable investments on financially attractive terms or that, if it identifies suitable investments, our investment objectives will be achieved. If we, through our advisor, are unable to find suitable investments, we will hold the proceeds of the Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to you would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to pay distributions to you and the value of your investment.
We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and, in the event we develop properties, development of income-producing properties likely would adversely affect our ability to pay distributions to you and the value of your overall returns. In such event, we may pay all or a substantial portion of our distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital. Distributions from the proceeds of the Offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of your investment. In particular, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of cash distributions attributable to those particular properties. If our advisor is unable to identify suitable investments, we will hold the proceeds of the Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. If we cannot invest proceeds from the Offering within a reasonable amount of time, or if our board of directors determines it is in the best interests of our stockholders, we will return the uninvested proceeds to investors.
We may have to make expedited decisions on whether to invest in certain properties, including prior to receipt of detailed information on the property.
In the current real estate market, our advisor and board of directors frequently may be required to make expedited decisions in order to effectively compete for the acquisition of properties and other investments. In addition, in order to expedite our ability to acquire certain properties, our board of directors also may grant management approval to make certain types of investments within defined investment parameters established by our board of directors. We may be required to make substantial non-refundable deposits prior to the completion of our analysis and due diligence on property acquisitions, and the actual time period during which we will be allowed to conduct due diligence may be limited. In such cases, the information available to our advisor and board of directors at the time of making any particular investment decision, including the decision to pay any non-refundable deposit and the decision to consummate any particular acquisition, may be limited, and our advisor and board of directors may not have access to detailed information regarding any particular investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment property. Therefore, no assurance can be given that our advisor and board of directors will have knowledge of all circumstances that may adversely affect an investment. In addition, our advisor and board of directors expect to rely upon independent consultants in connection with their evaluation of proposed investment properties, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants.
If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, which could adversely affect the value of your investment.
If we are unable to raise substantial funds in the Offering, we will make fewer investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Your investment will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions to you could be adversely affected.
If our advisor loses or is unable to obtain key personnel, including in the event another Cole-sponsored program internalizes its advisor, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our advisor, each of whom would be difficult to replace. Our advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. This could occur, among other ways, if another Cole-sponsored program internalizes its advisor. If that occurs, key personnel of our advisor, who also are key personnel of the internalized advisors, would become employees of the other program and would no longer be available to our advisor. Further, we do not intend to separately maintain key person life insurance on our, and our advisor’s chief executive officer and president, Christopher H. Cole, or any other person. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for the acquisition of properties, and your overall return may be reduced.
Our organizational documents permit us to make distributions from any source. If we fund distributions from financings or the net proceeds from the Offering, we will have fewer funds available for acquiring properties and other investments, and your overall value of your investment may be reduced. Further, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. Further, we may make distributions prior to generating sufficient cash flow from operations, but we currently have no plans regarding when distributions will commence.
If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.
Our strategy may involve internalizing our management functions. If we internalize our management functions, we may elect to negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share and funds from operations per share attributable to your investment.
In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, Securities and Exchange Commission reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to you and the value of our shares.
As currently organized, we will not directly have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as worker’s disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Upon any internalization of our advisor, certain key personnel of our advisor may not be employed by us, but instead may remain employees of our sponsor or its affiliates.
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. They have a great deal of know-how and can experience economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our properties.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our advisor are limited, which could reduce your and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors and officers, and our charter and the advisory agreement, in the case of our advisor and its affiliates, require us, subject to certain exceptions, to indemnify and advance expenses to our directors, our officers, and our advisor and its affiliates. Our charter permits us to provide such indemnification and advance for expenses to our employees and agents. Additionally, our charter limits, subject to certain exceptions, the liability of our directors and officers to us and our stockholders for monetary damages. Although our charter does not allow us to indemnify our directors or our advisor and its affiliates for any liability or loss suffered by them or hold harmless our directors or our advisor and its affiliates for any loss or liability suffered by us to a greater extent than permitted under Maryland law or the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, also known as the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce your and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases, which would decrease the cash otherwise available for distribution to you.

Risks Related to Conflicts of Interest
We will be subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below. The “Conflicts of Interest” section of Part I, Item I of this annual report provides a more detailed discussion of the conflicts of interest between us and our advisor and its affiliates, and our policies to reduce or eliminate certain potential conflicts.
A number of Cole real estate programs use investment strategies that are similar to ours, therefore our advisor and its and our executive officers will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
Our sponsor may have simultaneous offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms. As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other Cole-sponsored programs managed by officers and key personnel of our advisor and/or its affiliates, and these other Cole-sponsored programs may use investment strategies and have investment objectives that are similar to ours. In particular, Cole Credit Property Trust II, Inc. currently is pursuing acquisitions of assets that may be suitable for us to acquire. Our executive officers and the executive officers of our advisor also are the executive officers of other Cole-sponsored REITs and their advisors, the general partners of Cole-sponsored partnerships and/or the advisors or fiduciaries of other Cole-sponsored programs. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another Cole-sponsored program. In the event these conflicts arise, our best interests may not be met when officers and key persons acting on behalf of our advisor and on behalf of advisors and managers of other Cole-sponsored programs decide whether to allocate any particular property to us or to another Cole-sponsored program or affiliate that has an investment strategy similar to ours. In addition, we may acquire properties in geographic areas where other Cole-sponsored programs own properties. If one of the other Cole-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if we acquire properties from or sell properties to other Cole-sponsored programs, or if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since other Cole-sponsored programs may be competing with us for these investments.
CR III Advisors faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we enter into with other Cole-sponsored programs, which could result in a disproportionate benefit to another Cole-sponsored program.
We may enter into joint ventures with other Cole-sponsored programs for the acquisition, development or improvement of properties as well as the acquisition of real-estate related investments. Officers and key persons of our advisor also are officers and key persons of other Cole-sponsored REITs and their advisors, the general partners of other Cole-sponsored partnerships and/or the advisors or fiduciaries of other Cole-sponsored programs. These officers and key persons will face conflicts of interest in determining which Cole-sponsored program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and the Cole-affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture.
In the event we enter into joint venture or other co-ownership arrangements with another Cole-sponsored program, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related investment. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from a Cole-affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with a Cole-sponsored program that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and another Cole-sponsored program grant us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances.
Since Mr. Cole and his affiliates control our advisor and other Cole-sponsored programs, agreements and transactions between or among the parties with respect to any joint venture or other co-ownership arrangement will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers or co-owners, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.

We may participate in 1031 exchange programs with affiliates of our advisor that will not be the result of arm’s-length negotiations and will result in conflicts of interest.
Cole Capital Partners, LLC (“Cole Capital Partners”), an affiliate of our advisor, has developed programs to facilitate the acquisition of real estate properties in co-ownership arrangements with persons who are looking to invest proceeds from a sale of real estate in order to qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code (a “Section 1031 Program”). Section 1031 Programs are structured as co-ownership arrangements with other investors in the property (“Section 1031 Participants”) who are seeking to defer taxes under Section 1031 of the Internal Revenue Code. These programs are structured either as a tenant-in-common program or by use of a Delaware Statutory Trust. When Cole Capital Partners develops such a program, it generally organizes a new entity (a “Cole Exchange Entity”) to acquire all or part of a property. We may participate in the program by either co-investing in the property with the Cole Exchange Entity or purchasing a co-ownership interest from the Cole Exchange Entity, generally at the Cole Exchange Entity’s cost. In that event, as a co-owner of properties, we will be subject to the risks inherent in the co-ownership arrangements with unrelated third parties. Our purchase of co-ownership interests will present conflicts of interest between us and affiliates of our advisor. The business interests of Cole Capital Partners and the Cole Exchange Entity may be adverse to, or to the detriment of, our interests. Further, any agreement that we enter into with a Cole Exchange Entity will not be negotiated in an arm’s-length transaction and, as a result of the affiliation between our advisor, Cole Capital Partners and the Cole Exchange Entity, our advisor may be reluctant to enforce the agreements against such entities.
CR III Advisors and its officers and key personnel and certain of our key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
CR III Advisors and its officers and key personnel and their respective affiliates are officers, key personnel, general partners and sponsors of other real estate programs that have investment objectives, targeted assets, and legal and financial obligations similar to ours and may have other business interests as well. In addition, we have only two executive officers, each of whom also is an officer, director and/or key person of other real estate programs that have investment objectives, targeted assets and legal and financial obligations similar to ours, and may also have other business interests. Due to competing demands on their time and resources, these persons may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.
Our officers face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Each of our executive officers, including Mr. Cole, who also serves as the chairman of our board of directors, also are officers of our advisor, our property manager, and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their stockholders, members and limited partners. These additional fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (i) allocation of new investments and management time and services between us and the other entities, (ii) our purchase of properties from, or sale of properties to, affiliated entities, (iii) the timing and terms of the investment in or sale of an asset, (iv) development of our properties by affiliates, (v) investments with affiliates of our advisor, (vi) compensation to our advisor, and (vii) our relationship with our dealer manager and property manager. If we do not successfully implement our investment strategy, we may be unable to generate cash needed to pay distributions to you and to maintain or increase the value of our assets.

CR III Advisors faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Pursuant to the terms of our advisory agreement, CR III Advisors is entitled to fees that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive substantial compensation regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to fees. In addition, our advisor’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our advisory agreement requires us to pay a performance-based termination fee to our advisor in the event that we terminate the advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to the advisor at the termination of the advisory agreement could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated advisor. Moreover, our advisor has the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the performance fee, which could have the effect of delaying, deferring or preventing the change of control.
There is no separate counsel for us and our affiliates, which could result in conflicts of interest.
Morris, Manning & Martin, LLP acts as legal counsel to us and also represents our advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Morris, Manning & Martin, LLP may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Morris, Manning & Martin, LLP may inadvertently act in derogation of the interest of the parties, which could affect our ability to meet our investment objectives.
Risks Related to Our Corporate Structure
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of our outstanding stock and more than 9.8% in value or number, whichever is more restrictive, of our outstanding common stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 500,000,000 shares of stock, including 10,000,000 shares of preferred stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit your ability to dispose of your shares.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:
•	any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or
•	an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.
A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:
•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and
•	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.
These super-majority vote requirements do not apply if the corporation’s stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our advisor or any affiliate of our advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our advisor or any affiliate of our advisor. As a result, our advisor and any affiliate of our advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Maryland law also limits the ability of a third party to buy a large percentage of our outstanding shares and exercise voting control in electing directors.
Under its Control Share Acquisition Act, Maryland law also provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, or officers of the corporation or employees of the corporation who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer, except solely by virtue of a revocable proxy, to exercise voting control in electing directors within specified ranges of voting control. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our advisor, its affiliates or any of their affiliates.

Our charter includes an anti-takeover provision that may discourage a stockholder from launching a tender offer for our shares.
Our charter requires that any tender offer made by a stockholder, including any “mini-tender” offer, must comply with Regulation 14D of the Exchange Act. The offering stockholder must provide our company notice of the tender offer at least ten business days before initiating the tender offer. If the offering stockholder does not comply with these requirements, we will have the right to redeem that stockholder’s shares and any shares acquired in such tender offer. In addition, the non-complying stockholder shall be responsible for all of our expenses in connection with that stockholder’s noncompliance. This charter provision of our charter may discourage a stockholder from initiating a tender offer for our shares and prevent you from receiving a premium to your purchase price for your shares in such a transaction.
If we are required to register as an investment company under the Investment Company Act of 1940, as amended, we could not continue our business, which may significantly reduce the value of your investment.
We are not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), pursuant the exclusion set forth in Section 3(c)(5)(C) of the Investment Company Act and certain no-action letters from the Securities and Exchange Commission. Accordingly, (1) at least 55% of our assets must consist of real estate fee interests or loans secured exclusively by real estate or both, (2) at least 25% of our assets must consist of loans secured primarily by real estate (this percentage will be reduced by the amount by which the percentage in (1) above is increased); and (3) up to 20% of our assets may consist of miscellaneous investments. We intend to monitor compliance with these requirements on an ongoing basis. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:
•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after the Offering ends. If we are unable to invest a significant portion of the proceeds of the Offering in properties within one year of the termination of the Offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. This would reduce the cash available for distribution to investors and possibly lower your returns.
To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
If you do not agree with the decisions of our board of directors, you only have limited control over changes in our policies and operations and may not be able to change such policies and operations.
Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders generally have a right to vote only on the following:
•	the election or removal of directors;
•	any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, to change our name, to change the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock or to effect certain reverse stock splits; provided however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

•	our dissolution; and
•	a merger or consolidation or the sale or other disposition of all or substantially all of our assets.
All other matters are subject to the discretion of our board of directors.
Our board of directors may change certain of our investment policies without stockholder approval, which could alter the nature of your investment.
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders, unless otherwise provided in our organizational documents. As a result, the nature of your investment could change without your consent.
You are limited in your ability to sell your shares pursuant to our share redemption program and may have to hold your shares for an indefinite period of time.
Our board of directors may amend the terms of, terminate or suspend our share redemption program without stockholder approval upon ten days prior notice, or reject any request for redemption. In addition, the share redemption program includes numerous restrictions that would limit your ability to sell your shares. Generally, you must have held your shares for at least one year in order to participate in our share redemption program. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year (shares requested for redemption upon the death of a stockholder will not be subject to this limitation); and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our distribution reinvestment plan. These limits might prevent us from accommodating all redemption requests made in any year. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.
Your interest in us will be diluted if we issue additional shares.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 500,000,000 shares of stock, of which 490,000,000 shares are designated as common stock and 10,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. Investors likely will suffer dilution of their equity investment in us, in the event that we (1) sell shares pursuant to the Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock upon the exercise of options granted to our independent directors, (5) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of CCPT III OP. In addition, the partnership agreement for CCPT III OP contains provisions that would allow, under certain circumstances, other entities, including other Cole-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of CCPT III OP. Because the limited partnership interests of CCPT III OP may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between CCPT III OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.

Payment of fees to CR III Advisors and its affiliates reduces cash available for investment and distribution.
We do not have any paid employees and we are externally advised by CR III Advisors. CR III Advisors and its affiliates perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, the management and leasing of our properties, the servicing of our mortgage loans, if any, and the administration of our other investments. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from our properties, and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We may not be able to pay distributions to you and any distributions we do make may not increase over time. In addition, rents from our properties may not increase, the securities we may buy may not increase in value or provide constant or increased distributions over time, and our acquisitions of real properties, mortgage loans or any investments in securities may decrease our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. In addition, we may not have sufficient cash from operations to make a distribution required to maintain our REIT status.
Until proceeds from the Offering are invested and generating operating cash flow sufficient to make distributions to our stockholders, we may make some or all of our distributions from sources other than cash flow from operations, including the proceeds of the Offering, cash advanced to us by our advisor, cash resulting from a deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow, which may reduce the amount of capital we ultimately invest and negatively impact the value of your investment.
We expect that cash distributions to you generally will be paid from cash available or anticipated from the cash flow from our investments in properties, real estate securities, mortgage, bridge or mezzanine loans and other real estate-related assets. However, until proceeds from the Offering are invested and generating operating cash flow sufficient to make distributions to you, we may make some or all of our distributions from the proceeds of the Offering, cash advanced to us by our advisor, cash resulting from a waiver or deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow. In addition, to the extent our investments are in development or redevelopment projects, or in other properties that have significant capital requirements and/or delays in their ability to generate income, our ability to make distributions may be negatively impacted, especially during our early period of operation. Accordingly, the amount of distributions paid at any time may not reflect current cash flow from our operations.
To the extent distributions are paid from the proceeds of the Offering, cash advanced to us by our advisor, cash resulting from a deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow, we will have less capital available to invest in real estate and other real estate-related investments, which may negatively impact our ability to make investments and substantially reduce current returns and capital appreciation. In that event, we may not be able to invest 87.9% of the gross proceeds raised in the Offering (87.2% in a minimum offering or if no shares are sold pursuant to our distribution reinvestment plan) until such time as we have sufficient cash flows from operations to fully fund our distributions.
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, which may prevent us from being profitable or from realizing growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:
•	changes in general economic or local conditions;
•	changes in supply of or demand for similar or competing properties in an area;
•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;
•	changes in tax, real estate, environmental and zoning laws; and
•	periods of high interest rates and tight money supply.
These risks and other factors may prevent us from being profitable, or from maintaining or growing the value of our real estate properties.
Many of our retail properties will depend upon a single tenant, or a limited number of major tenants, for all or a majority of their rental income; therefore, our financial condition and ability to make distributions to you may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.
We expect that many of our properties will be occupied by only one tenant or will derive a majority of their rental income from a limited number of major tenants and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose revenue from the property and force us to find an alternative source of revenue to meet any expenses associated with the property and prevent a foreclosure if the property is subject to a mortgage. In the event of a default by a single or major tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, we may not be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions to you.
A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
We expect that our properties will be diverse according to geographic area and industry of our tenants. However, in the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties are concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.
Any of our tenants, or any guarantor of one of our tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.
The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant lease, and could ultimately preclude full collection of these sums. Such an event also could cause a decrease or cessation of current rental payments, reducing our cash flow and the amount available for distributions to you. In the event a tenant or lease guarantor declares bankruptcy, the tenant or its trustee may not assume our lease or its guaranty. If a given lease or guaranty is not assumed, our cash flow and the amounts available for distributions to you may be adversely affected.
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to you.

If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.
Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on your investment.
A property may incur vacancies either by the continued default of a tenant under its leases, the expiration of a tenant lease or early termination of a lease by a tenant. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to you. In addition, because a property’s market value depends principally upon the value of the property’s leases, the resale value of a property with prolonged vacancies could decline, which could further reduce your return.
We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to you.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the gross proceeds from the Offering to buy real estate and real estate-related investments and to pay various fees and expenses. We intend to reserve only 0.1% of the gross proceeds from the Offering for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.
Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to you.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, supply and demand, and other factors that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have adequate funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact our ability to pay distributions to you.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.
Many of our leases will not contain rental increases over time. When that is the case, the value of the leased property to a potential purchaser may not increase over time, which may restrict our ability to sell that property, or if we are able to sell that property, may result in a sale price less than the price that we paid to purchase the property.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of investors. We expect that many of our properties will be subject to lock-out provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
Increased operating expenses could reduce cash flow from operations and funds available to acquire investments or make distributions.
Any properties that we acquire will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating expenses. While we expect that many of our property leases will require the tenants to pay all or a portion of these expenses, some of our leases or future leases may not be negotiated on that basis, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to you.
Adverse economic and geopolitical conditions may negatively affect our returns and profitability.
Our operating results may be affected by market and economic challenges, which may result from a continued or exacerbated general economic downturn experienced by the nation as a whole, by the local economies where our properties may be located, or by the real estate industry including the following:
•	poor economic conditions may result in tenant defaults under leases;
•	poor economic conditions may result in lower revenue to us from retailers who pay us a percentage of their revenues under percentage rent leases;
•	re-leasing may require concessions or reduced rental rates under the new leases;
•	constricted access to credit may result in tenant defaults or non-renewals under leases; and
•	increased insurance premiums may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Increased insurance premiums may make it difficult to increase rents to tenants on turnover, which may adversely affect our ability to increase our returns.
The length and severity of any economic slowdown or downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic slowdown or downturn is prolonged or becomes more severe.

The United States’ armed conflict in Iraq and other parts of the world could have a further impact on our tenants. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment. More generally, any of these events could result in increased volatility in or damage to the United States and worldwide financial markets and economy. They also could result in higher energy costs and increased economic uncertainty in the United States or abroad. Our revenues will be dependent upon payment of rent by retailers, which may be particularly vulnerable to uncertainty in the local economy. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to you.
Dislocations in the credit markets and real estate markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.
Domestic and international financial markets currently are experiencing significant dislocations which have been brought about in large part by failures in the U.S. banking system. These dislocations have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. If this dislocation in the credit markets persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.
In addition to volatility in the credit markets, the real estate market is subject to fluctuation and can be impacted by factors such as general economic conditions, supply and demand, availability of financing and interest rates. To the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or if the number of companies seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we pay for these investments.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
We intend to diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or “FDIC,” currently only insures amounts up to $250,000 per depositor per insured bank. As of December 31, 2008, we had no cash on deposit in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured level. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.
If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
We expect that, generally, each of our tenants will be responsible for insuring its goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts that our advisor determines are sufficient to cover reasonably foreseeable losses. Tenants of single-user properties leased on a triple-net-lease basis typically are required to pay all insurance costs associated with those properties. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Real estate-related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.
Local real property tax assessors may reassess our properties, which may result in increased taxes. Generally, property taxes increase as property values or assessment rates change, or for other reasons deemed relevant by property tax assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, renewal leases or future leases may not be negotiated on the same basis. Tax increases not passed through to tenants may adversely affect our income, cash available for distributions, and the amount of distributions to you.
CC&Rs may restrict our ability to operate a property.
We expect that some of our properties will be contiguous to other parcels of real property, comprising part of the same retail center. In connection with such properties, we will be subject to significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions to you.
Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
While we do not currently intend to do so, we may use proceeds from this offering to acquire properties upon which we will construct improvements. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
While we do not currently intend to do so, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. Although we intend to limit any investment in unimproved real property to real property we intend to develop, your investment, nevertheless, is subject to the risks associated with investments in unimproved real property.
If we contract with a development company for newly developed property, our earnest money deposit made to the development company may not be fully refunded.
We may enter into one or more contracts, either directly or indirectly through joint ventures with affiliates or others, to acquire real property from an affiliate of our advisor that is engaged in construction and development of commercial real properties. Properties acquired from a development company may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by a development company, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property. At the time of contracting and the payment of the earnest money deposit by us, the development company typically will not have acquired title to any real property. Typically, the development company will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may enter into such a contract with the development company even if at the time we enter into the contract, we have not yet raised sufficient proceeds to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:
•	the development company fails to develop the property;
•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or
•	we are unable to raise sufficient proceeds from the Offering to pay the purchase price at closing.

The obligation of the development company to refund our earnest money will be unsecured, and we may not be able to obtain a refund of such earnest money deposit from it under these circumstances since the development company may be an entity without substantial assets or operations. However, if the development company is an affiliate of our advisor, its obligation to refund our earnest money deposit may be guaranteed by Cole Realty, our property manager, which will enter into contracts to provide property management and leasing services to various Cole-sponsored programs, including us, for substantial monthly fees. As of the time Cole Realty may be required to perform under any guaranty, Cole Realty may not have sufficient assets to refund all of our earnest money deposit in a lump sum payment. If we were forced to collect our earnest money deposit by enforcing the guaranty of Cole Realty, we would likely be required to accept installment payments over time payable out of the revenues of Cole Realty’s operations. We may not be able to collect the entire amount of our earnest money deposit under such circumstances.
Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger competitors may enjoy significant advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments as a result of competition with third parties without a corresponding increase in tenant lease rates, our profitability will be reduced, and you may experience a lower return on your investment.
Our properties face competition that may affect tenants’ ability to pay rent and the amount of rent paid to us may affect the cash available for distributions to you and the amount of distributions.
We intend to acquire properties located in developed areas. Therefore, there are and will be numerous other retail properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in close proximity to our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions to you and the amount of distributions we pay.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property, therefore accumulating such cash could reduce our funds available for distributions to you. Any of the foregoing events may have an adverse effect on our operations.
If we set aside insufficient capital reserves, we may be required to defer necessary capital improvements.
If we do not have enough reserves for capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash available from our operations, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

Costs of complying with environmental laws and regulations may adversely affect our income and the cash available for any distributions.
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use such property as collateral for future borrowing.
Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to you and may reduce the value of your investment.
We may not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.
Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flow from operations.
If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flow from operations. Even in the absence of a purchaser default, the distribution of sale proceeds, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to you.

Our costs associated with complying with the Americans with Disabilities Act of 1990, as amended, may affect cash available for distributions.
Our properties generally will be subject to the Americans with Disabilities Act of 1990, as amended (Disabilities Act). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.
Risks Associated with Debt Financing
We expect to incur mortgage indebtedness and other borrowings, which may increase our business risks, hinder our ability to make distributions, and decrease the value of your investment.
We expect that in most instances, we will acquire real estate and other real estate-related investments by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties and other investments and to pay distributions to stockholders. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any individual property or other investment. However, under our charter, we are required to limit our borrowings to 75% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. Moreover, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines, however we may exceed that limit if approved by a majority of our independent directors. We expect that during the Offering, high debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to you and could result in a decline in the value of your investment.
We do not intend to incur mortgage debt on a particular property unless we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, the amount available for distributions to you may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to you will be adversely affected, which could result in our losing our REIT status and would result in a decrease in the value of your investment.

The current state of debt markets could have a material adverse impact on our earnings and financial condition.
The commercial real estate debt markets are currently experiencing volatility as a result of certain market factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold CMBS in the market. This is resulting in lenders increasing the cost and underwriting requirements for debt financing. Should the overall cost of borrowings increase we may determine to use less leverage in our acquisitions than we currently anticipate. Higher costs of debt financing or lower levels of borrowing may result in lower yields from our acquisitions which may reduce future cash flow available for distribution.
In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate. The reduced amount of available capital has slowed real estate transaction activity. The lack of available debt capital may result in us being unable to acquire properties that we desire to acquire or, to the extent we obtain debt capital, may result in onerous or restrictive terms that have an unfavorable result on our revenues or income or on our operating flexibility.
High interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to you.
We run the risk of being unable to finance or refinance our properties on favorable terms or at all. If interest rates are higher when we desire to mortgage our properties or when existing loans come due and the properties need to be refinanced, we may not be able to finance the properties and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our properties could reduce the number of properties we can acquire, which could reduce our operating income and the amount of cash distributions we can make to you. Higher costs of capital also could negatively impact operating income and returns on our investments.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to you.
We may incur indebtedness that bears interest at a variable rate. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to you.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace CR III Advisors as our advisor. These or other limitations imposed by a lender may adversely affect our flexibility and our ability to achieve our investment and operating objectives, which could limit our ability to make distributions to you.
Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to you.
We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.
To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.
We may use derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates on loans secured by our assets and investments in collateralized mortgage-backed securities. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.

To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We intend to manage credit risk by dealing only with major financial institutions that have high credit ratings. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. We intend to manage basis risk by matching, to a reasonable extent, the contract index to the index upon which the hedged asset or liability is based. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. We intend to manage legal enforceability risks by ensuring, to the best of our ability, that we contract with reputable counterparties and that each counterparty complies with the terms and conditions of the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.
If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to you.
Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on your investment.
Risks Associated with Co-Ownership Transactions
Our participation in a co-ownership arrangement would subject us to risks that otherwise may not be present in other real estate investments.
We may enter in co-ownership arrangements with respect to a portion of the properties we acquire. Co-ownership arrangements involve risks generally not otherwise present with an investment in real estate, such as the following:
•	the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;
•	the risk that a co-owner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;
•	the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;
•	the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the mortgage loan financing documents applicable to the property and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;
•	the risk that a co-owner could breach agreements related to the property, which may cause a default, or result in personal liability for, the applicable mortgage loan financing documents, violate applicable securities law, result in a foreclosure or otherwise adversely affect the property and the co-ownership arrangement;

•	the risk that a default by any co-tenant would constitute a default under the applicable mortgage loan financing documents that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-tenants;
•	the risk that we could have limited control and rights, with management decisions made entirely by a third-party; and
•	the possibility that we will not have the right to sell the property at a time that otherwise could result in the property being sold for its maximum value.
In the event that our interests become adverse to those of the other co-owners, we may not have the contractual right to purchase the co-ownership interests from the other co-owners. Even if we are given the opportunity to purchase such co-ownership interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase co-ownership interests from the co-owners.
We might want to sell our co-ownership interests in a given property at a time when the other co-owners in such property do not desire to sell their interests. Therefore, because we anticipate that it will be much more difficult to find a willing buyer for our co-ownership interests in a property than it would be to find a buyer for a property we owned outright, we may not be able to sell our interest in a property at the time we would like to sell.
Risks Associated with Investments in Mortgage, Bridge and Mezzanine Loans and Real Estate-Related Securities
We do not have substantial experience investing in mortgage, bridge or mezzanine loans, which could adversely affect our return on our loan investments.
We may make or acquire mortgage, bridge or mezzanine loans, or participations in such loans, to the extent our advisor and board of directors determine that it is advantageous for us to do so. However, neither our advisor nor any of its affiliates has any substantial experience investing in mortgage, bridge or mezzanine loans. If we make or acquire mortgage, bridge or mezzanine loans or participations in them, we may not have the expertise necessary to maximize the return on our investment in these types of loans. If we make or invest in mortgage, bridge or mezzanine loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values, interest rate changes, rezoning, and failure by the borrower to maintain the property. If there are defaults under these loans, we may not be able to repossess and sell quickly any properties securing such loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan, which could reduce the value of our investment in the defaulted loan. In addition, investments in mezzanine loans involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure on the underlying real property by the senior lender.
We may invest in various types of real estate-related securities.
Aside from investments in real estate, we are permitted to invest in real estate-related securities, including securities issued by other real estate companies, CMBS, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, and we may invest in real estate-related securities of both publicly traded and private real estate companies. We are focused, however, on acquiring interests in retail and other income-producing properties. We may not have the expertise necessary to maximize the return on our investment in real estate-related securities. If our advisor determines that it is advantageous to us to make the types of investments in which our advisor or its affiliates do not have experience, our advisor intends to employ persons, engage consultants or partner with third parties that have, in our advisor’s opinion, the relevant expertise necessary to assist our advisor in evaluating, making and administering such investments.
Investments in real estate-related securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.
Our investments in real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed herein, including risks relating to rising interest rates.

Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities are subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slowdown or downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.
The CMBS in which we may invest are subject to all of the risks of the underlying mortgage loans, the risks of the securitization process and dislocations in the mortgage-backed securities market in general.
CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans. In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. CMBS are issued by investment banks, not financial institutions, and are not insured or guaranteed by the U.S. government.
CMBS are also subject to several risks created through the securitization process. Subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that interest payments on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated. In certain instances, third-party guarantees or other forms of credit support can reduce the credit risk.
Although we intend to invest only in mortgage-backed securities collateralized by commercial loans, the value of such CMBS can be negatively impacted by any dislocation in the mortgage-backed securities market in general. Currently, the mortgage-backed securities market is suffering from a severe dislocation created by mortgage pools that include sub-prime mortgages secured by residential real estate. Sub-prime loans often have high interest rates and are often made to borrowers with credit scores that would not qualify them for prime conventional loans. In recent years, banks made a great number of the sub-prime residential mortgage loans with high interest rates, floating interest rates, interest rates that reset from time to time, and/or interest-only payment features that expire over time. These terms, coupled with rising interest rates, have caused an increasing number of homeowners to default on their mortgages. Purchasers of mortgage-backed securities collateralized by mortgage pools that include risky sub-prime residential mortgages have experienced severe losses as a result of the defaults and such losses have had a negative impact on the CMBS market.
Federal Income Tax Risks
Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.
If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to you because of the additional tax liability. In addition, distributions to you would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return on your investment.

Re-characterization of the Section 1031 Programs may result in a 100% tax on income from a prohibited transaction, which would diminish our cash distributions to you.
The Internal Revenue Service could re-characterize transactions under a Section 1031 Program such that CCPT III OP, rather than the Section 1031 Participant, is treated as the bona fide owner, for tax purposes, of properties acquired and resold by a Section 1031 Participant in connection with the Section 1031 Program. Such characterization could result in the fees paid to CCPT III OP by a Section 1031 Participant as being deemed income from a prohibited transaction, in which event the fee income paid to us in connection with the Section 1031 Program would be subject to a 100% penalty tax. If this occurs, our ability to pay cash distributions to you will be adversely affected. We anticipate that CCPT III OP will obtain a legal opinion in connection with each co-ownership program we enter into to the effect that the program will qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code. However, no such opinion is binding on the Internal Revenue Service and the Internal Revenue Service may take a position contrary to such an opinion.
Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, the IRS could challenge such characterization. In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.
You may have current tax liability on distributions you elect to reinvest in our common stock.
If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated, for tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.
If our operating partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available to us for distribution to you.
We intend to maintain the status of CCPT III OP, our operating partnership, as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of our operating partnership as an entity taxable as a partnership, CCPT III OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate level tax on our income. This would substantially reduce the cash available to us to make distributions to you and the return on your investment. In addition, if any of the partnerships or limited liability companies through which CCPT III OP owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our operating partnership. Such a re-characterization of an underlying property owner also could threaten our ability to maintain REIT status.
In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to you.
Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of CCPT III OP or at the level of the other entities through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to you.
Legislative or regulatory action could adversely affect the returns to our investors.
Changes to the tax laws are likely to occur, and such changes may adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005. One of the changes effected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2011. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” that other corporations are typically subject to.
Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed, for federal income tax purposes, as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.
Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares.
A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, known as FIRPTA, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.
In order to avoid triggering additional taxes and/or penalties, if you intend to invest in our shares through pension or profit-sharing trusts or IRAs, you should consider additional factors.
If you are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, you should satisfy yourself that, among other things:
•	your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;
•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;
•	your investment satisfies the prudence and diversification requirements of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;
•	your investment will not impair the liquidity of the plan or IRA;
•	your investment will not produce UBTI for the plan or IRA;
•	you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
None.
ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings or proceedings known to be contemplated against us.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our stockholders during the fourth quarter of the period ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
On January 22, 2008, the Company sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation, the indirect owner of the Company’s advisor. As of March 27, 2009, we had approximately 12.1 million shares of common stock outstanding, held by a total of 3,147 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the Offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the quarterly and annual determinations of the current value of the net assets per outstanding share to those fiduciaries who request such reports. In addition, in order for FINRA members and their associated persons to participate in the offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which is was developed and the date of the data used to develop the estimated value. Fore these purposes, the deemed value of our common stock is $10.00 per share as of December 31, 2008. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per share if a market did exist. Until the later of 18 months after the termination of our Offering or the termination of any subsequent offering of our shares, we intend to use the offering price of shares in the most recent offering as the per share net asset value. Beginning 18 months after the last offering of shares, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our enterprise as a whole.
Share Redemption Program
Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.
Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present all or a portion of the holder’s shares to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our board of directors, advisor or its affiliates any fees to complete any transactions under our share redemption program.
During the term of the Offering and any subsequent public offering of our shares, the redemption price per share will depend on the length of time the stockholders have held such shares as follows: after one year from the purchase date, 95% of the amount paid for each share; after two years from the purchase date, 97.5% of the amount paid for each share; and after three years from the purchase date, 100% of the amount paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). At any time we are engaged in an offering of shares, the per share price for shares purchased under our redemption program will always be equal to or lower than the applicable per share offering price. Thereafter, the per share redemption price will be based on the then-current net asset value of the shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. At any time the redemption price is determined by any method other than the net asset value of the shares, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. Upon receipt of a request for redemption, we will conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. We will not redeem any shares subject to a lien. Any costs in conducting the Uniform Commercial Code search will be borne by us.
We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the redemption date; provided, however, that shares subject to a redemption requested upon the death of a stockholder will not be subject to this cap. The cash available for redemption will be limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan.
We will redeem our shares on the last business day of the calendar month. Requests for redemption would have to be received on or prior to the end of the calendar month in order for us to repurchase the shares as of the end of the next month. Stockholders may withdraw their request to have their shares redeemed at any time prior to the last day of the applicable calendar month in which they submitted their request.
If we can not purchase all shares presented for redemption in any calendar month, based upon insufficient cash available and/or the limit on the number of shares we may redeem during any twelve-month period, we will attempt to honor redemption requests on a pro rata basis; provided, however, that we may give priority to the redemption of a deceased stockholder’s shares. We will treat the unsatisfied portion of the redemption request as a request for redemption the following calendar month if sufficient funds are available at that time. At such time, stockholders may then withdraw their request for redemption. We will determine whether we have sufficient funds available as soon as practicable after the end of each calendar month, but in any event prior to the applicable payment date.
Our board of directors may choose to amend, suspend or terminate our share redemption program at any time upon ten days prior notice to our stockholders. Additionally, we will be required to discontinue sales of shares under the distribution reinvestment plan on the earlier of October 1, 2010, which is two years from the effective date of the Offering, unless the distribution reinvestment plan offering is extended, or the date we sell all of the shares registered for sale under the distribution reinvestment plan, unless we file a new registration statement with the Securities and Exchange Commission and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under the distribution reinvestment plan, the discontinuance or termination of the distribution reinvestment plan will adversely affect our ability to redeem shares under the share redemption program. We would notify the stockholders of such developments (i) in our annual or quarterly reports or (ii) by means of a separate mailing to the stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act. During the Offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.
Our share redemption program is only intended to provide our stockholders with limited interim liquidity for their shares until a liquidity event occurs, such as listing of the shares on a national securities exchange or our merger with a listed company. The share redemption program will be terminated if the shares become listed on a national securities exchange. We cannot guarantee that a liquidity event will occur.
The shares we redeem under our share redemption program will be cancelled and will return to the status of authorized but unissued shares. We do not intend to resell such shares to the public unless they are first registered with the Securities and Exchange Commission under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.

Distributions
To qualify as a REIT, we are required to make aggregate annual distributions to our stockholders of at least 90% of our annual taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles in the United States (GAAP)). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum distribution level. Distributions are paid to our stockholders as of the record date or dates selected by our board of directors. We expect to declare distributions with a daily record date, and pay distributions monthly. In the event we do not have enough cash to make distributions, we may borrow, use proceeds from the Offering, issue additional securities or sell assets in order to fund distributions. Until we are generating operating cash flow sufficient to make distributions to our stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of the Offering or from borrowings, including possible borrowings from our advisor or its affiliates, in anticipation of future cash flow, which may reduce the amount of capital we ultimately invest in properties, and negatively impact the value of your investment. No distributions were declared during the period ended December 31, 2008.
ITEM 6. SELECTED FINANCIAL DATA
As of December 31, 2008, we had not yet commenced material operations or entered into any arrangements to acquire any specific investments. Subsequent to December 31, 2008, we commenced material operations, purchased properties and ceased being a development stage company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto, included in this Form 10-K.
Overview
We were formed on January 22, 2008 to acquire and operate a diverse portfolio of commercial real estate investments primarily consisting of retail and other income producing commercial properties located throughout the United States, including U.S. protectorates. We are in the development stage and have not begun principal operations. The net proceeds of our Offering will provide funds to enable us to purchase real estate and other real estate-related investments. As of December 31, 2008, we had not yet commenced signficant operations or entered into any arrangements to acquire any specific investments. The number of assets we acquire will depend upon the number of shares sold in our Offering and the resulting amount of the net proceeds available for investment, as well as our ability to arrange debt financing. See the “Risk Factors” section of the Registration Statement on Form S-11, as amended, relating to our Offering, as filed with the Securities and Exchange Commission.
Application of Critical Accounting Policies
Below is a discussion of accounting policies which we believe will be critical once we commence our principal operations. Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
The critical accounting policies outlined below have been discussed with members of the audit committee of the board of directors.
Investment in Real Estate Assets
We will be required to make subjective assessments as to the useful lives of our depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful life of each asset. Real estate assets will be stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.
All assets will be depreciated on a straight line basis. We anticipate the estimated useful lives of our assets by class generally will be as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term
Impairment losses, if any, will be recorded on long-lived assets used in operations, which includes the operating property, when indicators of impairment are present and the assets’ carrying amount is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets.
Projections of expected future cash flows will require us to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of our real estate and related intangible assets and net income.

If a real estate asset is identified by management as held for sale, we will cease depreciation of the asset and estimate the sales price, net of selling costs. If, in management’s opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property.
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, we will allocate the purchase price of such properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. We will utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We will obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to us, will be used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by us in estimating the allocation of purchase price to the building and to lease intangibles. The appraisal firm will have no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market in-place lease values will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which will generally be obtained from independent appraisals, measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values will be capitalized as intangible lease assets or liabilities. Above market lease values will be amortized as an adjustment of rental income over the lesser of the useful life or the remaining terms of the respective leases. Below market leases will be amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods.
The fair values of in-place leases will include direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and will be estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs will be included in intangible lease assets in our consolidated balance sheets and will be amortized to expense over the lesser of the useful life or the remaining terms of the respective leases. The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles will be included in intangible lease assets in our consolidated balance sheet and will be amortized to expense over the lesser of the useful life or the remaining term of the respective leases.
The determination of the fair values of the assets and liabilities acquired will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which could impact the amount of our reported net income.
Revenue Recognition
Upon the acquisition of real estate, we expect certain properties to have leases where minimum rent payments increase during the term of the lease. We will record rental revenue for the full term of each lease on a straight-line basis. When we acquire a property, the term of existing leases will be considered to commence as of the acquisition date for the purposes of this calculation. We will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Reimbursements from tenants for recoverable real estate taxes and operating expenses will be included in rental income in the period the related costs are incurred.
Income Taxes
We intend to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code. We generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Results of Operations
As of December 31, 2008, we had not commenced any significant operations because we were in our development stage. For the period from January 22, 2008 (Date of Inception) to December 31, 2008 we incurred a net loss of approximately $101,000 which was primarily related to general and administrative expenses including legal and accounting fees and board of directors fees offset by interest income earned on cash on deposit. On January 6, 2009 we commenced our principal operations when we issued the initial 262,059 shares of our common stock in the Offering and purchased interests in six commercial real estate properties.
Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate and the debt markets generally that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operation of real properties and real estate-related investments.
Liquidity and Capital Resources
Recent Market Conditions
The current mortgage lending and interest rate environment for real estate in general continues to be dislocated and the overall economic fundamentals remain uncertain. Domestic and international financial markets currently are experiencing significant disruptions which have been brought about in large part by failures in the world-wide banking system. These disruptions have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. We expect to experience stringent lending criteria, which may affect our ability to finance certain property acquisitions. Additionally, for properties in which we are able to obtain acquisition financing, the interest rates on such loans may be unacceptable. We expect to manage the current mortgage lending environment by utilizing fixed rate loans if the terms are acceptable, short-term variable rate loans, assume existing mortgage loans in connection with property acquisitions, or enter into interest rate lock or swap agreements, or any combination of the foregoing. We may also acquire properties for cash without financing which will reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a large amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions. The current economic environment, including the dislocation of the credit markets, has lead to higher unemployment and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets causing higher tenant vacancies, declining rental rates, and declining property values. These factors may impact us as we acquire properties and begin principal operations.
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of operating expenses and distributions to stockholders, and for the payment of interest and principal on any future indebtedness. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of our Offering and from debt financings. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds of our Offering, cash advanced to us by our advisor, cash resulting from a deferral of asset management fees and/or borrowings in anticipation of future cash flow.
Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions. We expect our operating cash flows to increase as additional properties are added to our portfolio. We expect that approximately 87.2% of the gross proceeds from the sale of our common stock will be invested in real estate, approximately 10.5% will be used to pay sales commissions, dealer manager fees and offering and organizational costs, with the remaining 2.3% used to pay acquisition and advisory fees and acquisition expenses. Our advisor pays the offering and organizational costs associated with the sale of our common stock, which we reimburse in an amount up to 1.5% of the gross proceeds of the Offering. As of December 31, 2008, CR III Advisors had paid approximately $1,650,000 of offering and organization costs since the inception of the Offering. We had not reimbursed our advisor for such costs.

During the period from January 1, 2009 to March 27, 2009, we completed the acquisition of six single-tenant net leased commercial properties in separate transactions for an aggregate purchase price of approximately $46.2 million, exclusive of closing costs. The acquisitions were funded with proceeds from the Offering and approximately $41.6 million in aggregate proceeds from eight loans from affiliates of our advisor.
During December 2008, our board of directors declared a daily distribution of $0.001780822 per share for stockholders of record as of the close of business on each day of the period commencing on January 6, 2009 and ending on March 31, 2009. The distributions for the period commencing on January 6, 2009 and ending on January 31, 2009 were paid in February 2009 and totaled $50,545 of which $26,588 was reinvested in shares of our common stock through our distribution reinvestment program. The distributions for the period commencing on February 1, 2009 and ending on February 28, 2009 were paid in March 2009 and totaled approximately $222,700, of which approximately $130,000 was reinvested in shares through our distribution reinvestment program.
Long-term Liquidity and Capital Resources
We expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for property acquisitions, for the payment of tenant improvements, for the payment of offering-related costs, for the payment of operating expenses, including interest expense on any outstanding indebtedness, and for the payment of distributions to our stockholders.
We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash resulting from equity or debt financing will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt, or distributions to our stockholders.
We intend to borrow money to acquire properties and make other investments. There is no limitation on the amount we may borrow against any single improved property. However, under our charter, we are required to limit our borrowings to 75% of the greater of cost or 300% of net assets (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing; however we may exceed that limit if a majority of our independent directors determines that substantial justification exists for exceeding such limit. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. We expect that during the period of our Offering we may request that our independent directors approve borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio.
Contractual Obligations
We had no contractual obligations as of December 31, 2008.
Election as a REIT
We intend to qualify as a REIT commencing with the taxable year ending December 31, 2009. To qualify as a REIT, we must meet, and we must continue to meet, certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. Accordingly, to the extent we meet the REIT qualifications, we generally will not be subject to federal corporate income tax so long as we distribute at least 90% of our REIT taxable income to our stockholders.
If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.

Inflation
We are exposed to inflation risk as income from long-term leases will be the primary source of our cash flows from operations. We expect there will be provisions in many of our tenant leases that will protect us from, and mitigate the risk of, the impact of inflation. These provisions may include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, most of our leases will require the tenant to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property. However, due to the long-term nature of the leases, the leases may not reset frequently enough to fully cover inflation.
Related-Party Transactions and Agreements
We have entered into agreements with CR III Advisors and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, CR III Advisors or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of CR III Advisors act as sponsor, general partner or advisor to various private real estate limited partnerships, and other real estate-related programs, a REIT that offered its shares pursuant to a registration statement on Form S-11, and a REIT that offered its shares pursuant to an exemption from registration. As such, there are conflicts of interest where CR III Advisors or its affiliates, while serving in the capacity as sponsor, general partner, key personnel or advisor for another Cole sponsored program, may be in competition with us in connection with property acquisitions, property dispositions, and property management. The compensation arrangements between affiliates of CR III Advisors and these other Cole sponsored programs could influence its advice to us. See “Item 1. Business — Conflicts of Interest” in this Annual Report on Form 10-K.
Subsequent Events
Certain events subsequent to December 31, 2008 through March 27, 2009, including the sale of shares of common stock, the acquisition of 6 properties and the attainment of mortgage financing are discussed in Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K.
Impact of Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation of applicable new accounting pronouncements.
Off Balance Sheet Arrangements
As of December 31, 2008 we had no off balance sheet arrangements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2008 we were in the development stage and had not commenced principal operations. Once we commence our principal operations and begin to make investments we may be exposed to interest rate changes primarily to the extent that long-term debt may be used to acquire properties and make other permitted investments.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the period ended December 31, 2008.
ITEM 9A(T). CONTROLS AND PROCEDURES
In accordance with Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2008, were effective in all material respects to ensure that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Controls over Financial Reporting
Cole Credit Property Trust III, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Cole Credit Property Trust III, Inc.’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that Cole Credit Property Trust III, Inc.’s internal control over financial reporting was effective as of December 31, 2008.
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2009 annual meeting of stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2009 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2009 annual meeting of stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2009 annual meeting of stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2009 annual meeting of stockholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of Documents Filed.
1. The list of the financial statements contained herein is set forth on page F-1 hereof.
2. Financial Statement Schedules — None
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
(b) See (a) 3 above.
(c) See (a) 2 above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March, 2009.

Cole Credit Property Trust III, Inc.
By:	/s/ CHRISTOPHER H. COLE
	Name:	Christopher H. Cole
	Title:	Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as on the date indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE	Chief Executive Officer, President and Director	March 30, 2009
Christopher H. Cole	(Principal Executive Officer)

/s/ D. KIRK MCALLASTER, JR. D. Kirk McAllaster, Jr.	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 30, 2009

/s/ THOMAS A. ANDRUSKEVICH	Director	March 30, 2009
Thomas A. Andruskevich

/s/ MARCUS E. BROMLEY	Director	March 30, 2009
Marcus E. Bromley

/s/ SCOTT P. SEALY	Director	March 30, 2009
Scott P. Sealy

/s/ LEONARD W. WOOD	Director	March 30, 2009
Leonard W. Wood

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cole Credit Property Trust III, Inc.
Phoenix, Arizona
We have audited the accompanying consolidated balance sheet of Cole Credit Property Trust III, Inc., a development stage company, and subsidiary (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from January 22, 2008 (date of inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Credit Property Trust III, Inc., a development stage company, and subsidiary of December 31, 2008 and the results of their operations and their cash flows for the period from January 22, 2008 (date of inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 30, 2009

COLE CREDIT PROPERTY TRUST III, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
as of December 31, 2008

ASSETS
Cash and cash equivalents	$172,493
Restricted cash	2,849,043
Prepaid expenses	11,293

Total assets	$3,032,829

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued expenses	$84,934
Escrowed investor proceeds	2,849,043

Total liabilities	2,933,977

STOCKHOLDER’S EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—
Common stock, $.01 par value; 490,000,000 shares authorized, 20,000 shares issued and outstanding	200
Capital in excess of par value	199,800
Accumulated deficit	(101,148)

Total stockholder’s equity	98,852

Total liabilities and stockholder’s equity	$3,032,829

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
for the period from January 22, 2008 (Date of Inception) to December 31, 2008

Expenses:
General and administrative	$104,769

Total operating expenses	104,769

Operating Loss	(104,769)

Other income:
Interest income	3,621

Net loss	$(101,148)

Weighted average number of common shares outstanding:
Basic and diluted	20,000

Net loss per common share:
Basic and diluted	$(5.06)

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
for the Period from January 22, 2008 (Date of Inception) to December 31, 2008

	Common Stock		Capital in		Total
	Number of		Excess of Par	Accumulated	Stockholder’s
	Shares	Par Value	Value	Deficit	Equity

Balance, January 22, 2008 (Date of Inception)	—	$—	$—	$—	$—

Cash received from issuance of common stock to Cole Holdings Corporation	20,000	200	199,800	—	200,000

Net loss	—	—	—	(101,148)	(101,148)

Balance, December 31, 2008	20,000	$200	$199,800	$(101,148)	$98,852

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
for the Period from January 22, 2008 (Date of Inception) to December 31, 2008

Cash flows from operating activities:
Net loss	$(101,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses	(11,293)
Accounts payable and accrued expenses	84,934

Net cash used in operating activities	(27,507)

Cash flows from investing activities:
Restricted cash	(2,849,043)

Net cash used in investing activities	(2,849,043)

Cash flows from financing activities:
Proceeds from issuance of common stock	200,000
Escrowed investor proceeds liability	2,849,043

Net cash provided by financing activites	3,049,043

Net increase in cash and cash equivalents	172,493
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$172,493

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period from January 22, 2008 (Date of Inception) to December 31, 2008
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust III, Inc. (the “Company”) was formed on January 22, 2008 and is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes effective for our taxable year ending December 31, 2009. The Company is in the development stage and has not begun its principal operations. Substantially all of the Company’s business will be conducted through Cole REIT III Operating Partnership, LP (“CCPT III OP”). The Company is the sole general partner of and owns a 99.9% partnership interest in CCPT III OP. Cole REIT Advisors III, LLC (the “Advisor”), the affiliated advisor to the Company, is the sole limited partner and owner of 0.1% (minority interest) of the partnership interests in CCPT III OP.
Pursuant to a Registration Statement on Form S-11, as amended, under the Securities Act of 1933, as amended, the Company is offering for sale to the public on a “best efforts” basis a minimum of 250,000 and a maximum of 230,000,000 shares of its common stock at a price of $10.00 per share and up to 20,000,000 additional shares pursuant to a distribution reinvestment plan under which its stockholders may elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the estimated value of a share of our common stock (the “Offering”). The Registration Statement was declared effective on October 1, 2008. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of retail and other income producing commercial properties located throughout the United States, including U.S. protectorates.
Pursuant to the terms of the Offering, the Company is required to deposit all subscription proceeds in escrow pursuant to the terms of the Escrow Agreement with UMB Bank, N.A. until the Company received subscriptions aggregating at least $2,500,000, excluding subscriptions received from residents of Pennsylvania. As of December 31, 2008, the Company had not issued any shares of stock in the Offering and had approximately $2.8 million in escrowed investor proceeds held in escrow. On January 6, 2009 the Company satisfied the conditions of the Escrow Agreement and issued 262,059 shares of its common stock in the Offering, resulting in gross proceeds of $2,614,946. In addition, the Company has a special escrow account for subscriptions from residents of Pennsylvania. The conditions of that special escrow account were not satisfied as of December 31, 2008 or as the date hereof.
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
There were no real estate transactions for the period from January 22, 2008 (date of inception) to December 31, 2008.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to generally accepted accounting principles in the United States (“GAAP”), in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.
Principles of Consolidation and Basis of Presentation
The Company is in the development stage and has not begun its principal operations as of December 31, 2008. The consolidated statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

COLE CREDIT PROPERTY TRUST III, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Period from January 22, 2008 (Date of Inception) to December 31, 2008
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
Restricted Cash and Escrowed Investor Proceeds
The company is currently engaged in a public offering of its common stock. Included in restricted cash is escrowed investor proceeds of approximately $2.8 million for which shares of common stock had not been issued as of December 31, 2008.
Prepaid Expenses
Prepaid expenses include expenses incurred as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.
Income Taxes
The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2009. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Concentration of Credit Risk
At December 31, 2008, the Company had no cash on deposit in excess of federally insured levels. The Company limits investment of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.
Offering and Related Costs
The Company’s advisor funds all of the organization and offering costs on the Company’s behalf and may be reimbursed for such costs up to 1.5% of the cumulative capital raised by the Company in the Offering. As of December 31, 2008, the Advisor had incurred organization and offering costs of approximately $1,650,000, on behalf of the Company. These costs are not included in the financial statements of the Company because such costs are not a liability of the Company until the subscriptions for the minimum number of shares of common stock are received and accepted by the Company. Organization costs will be expensed as incurred. Offering costs include items such as legal and accounting fees, marketing, promotional and printing costs. All Offering costs will be recorded as a reduction of capital in excess of par value along with sales commissions and dealer manager fees.

COLE CREDIT PROPERTY TRUST III, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Period from January 22, 2008 (Date of Inception) to December 31, 2008
Stockholders’ Equity
At December 31, 2008, the Company was authorized to issue 490,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $.01 per share. On January 22, 2008, the Company sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation, the indirect owner of the Company’s advisor. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.
The par value of investor proceeds raised from the Offering will be classified as common stock, with the remainder allocated to capital in excess of par value. The Company’s share redemption program provides that (1) the Company will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the redemption date (shares requested for redemption upon the death of a stockholder will not be subject to this limitation); and (2) funding for the redemption of shares will be limited to the amount of net proceeds the Company receives from the sale of shares under the distribution reinvestment plan.
Interest
Interest is charged to expense as it accrues. No interest costs were capitalized during the period ended December 31, 2008.
Distributions Payable and Distribution Policy
In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income excluding capital gains. To the extent funds are available, the Company intends to pay regular quarterly distributions to stockholders. Distributions are paid to those stockholders who are stockholders of record as of applicable record dates. The Company has not yet elected to be taxed, and has not qualified, as a REIT.
During December 2008, our board of directors declared a daily distribution of $0.001780822 per share for stockholders of record as of the close of business on each day of the period commencing on January 6, 2009 and ending on March 31, 2009. The monthly distributions were calculated to be equivalent to an annualized distribution of six and one-half percent (6.5%) per share, assuming a purchase price of $10.00 per share. As of December 31, 2008, the Company had no distributions payable.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No. 157, excludes SFAS Statement No. 13, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Company beginning January 1, 2009, and all other aspects of SFAS No. 157 were effective for the Company on January 1, 2008. The Company has determined that SFAS No. 157 had no impact on its consolidated financial statements.
On October 10, 2008, the FASB voted to issue Staff Position No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in an inactive market. The Company has determined that FSP FAS 157-3 had no impact on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities to choose to measure eligible financial instruments at fair value with changes in fair value recognized in earnings of each subsequent reporting date. The fair value election is available for most financial assets and liabilities on an instrument-by-instrument basis and is to be elected on the date of the financial instrument is initially recognized. SFAS 159 is effective for all entities as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007 (with earlier application permitted under certain circumstances). The Company did not choose to take the fair value election allowed by the standard.

COLE CREDIT PROPERTY TRUST III, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Period from January 22, 2008 (Date of Inception) to December 31, 2008
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) are effective for the Company for any business combinations occurring on or after January 1, 2009. The Company expects SFAS No. 141(R) will have a material impact on its consolidated financial statements. At December 31, 2008, the Company had no outstanding obligations to purchase real estate properties for which deferred acquisitions costs would be recorded.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that entities should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under Statement 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company believes FSP FAS 142-3 will have no material impact on its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect the application of SFAS No. 162 to result in a change to the Company’s current practices.
NOTE 3 — RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Certain affiliates of the Company will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Company. Cole Capital Corporation (“Cole Capital”), the affiliated dealer-manager of the Offering, will receive a selling commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Cole Capital intends to reallow 100% of commissions earned to participating broker-dealers. In addition, up to 2% of gross proceeds before reallowance to participating broker-dealers will be paid to Cole Capital as a dealer-manager fee. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement.
The Advisor, or its affiliates, may receive up to 1.5% of gross offering proceeds for reimbursement of organization and offering expenses pursuant to the advisory agreement. All organization and offering expenses (excluding selling commissions and the dealer-manager fee) are being paid for by the Advisor or its affiliates and could be reimbursed by the Company up to 1.5% of gross offering proceeds. As of December 31, 2008, the Advisor had incurred organization and offering costs of approximately $1,650,000, on behalf of the Company. These costs are not included in the financial statements of the Company because such costs are not a liability of the Company until the subscriptions for the minimum number of shares of common stock are received and accepted by the Company. The Advisor, or its affiliates, also will receive acquisition and advisory fees of up to 2% of the contract purchase price of each asset or loan the Company originates or acquires.
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

COLE CREDIT PROPERTY TRUST III, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Period from January 22, 2008 (Date of Inception) to December 31, 2008
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
Upon listing of the Company’s common stock on a national securities exchange, a fee equal to 15% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8% cumulative, non-compounded annual return to investors will be paid to the Advisor (the “Subordinated Incentive Listing Fee”).
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
There were no transactions that resulted in related party fees to be paid for the period from January 22, 2008 (date of inception) to December 31, 2008. For a discussion of certain events subsequent to December 31, 2008 through March 27, 2009, including the sale of shares of common stock, the acquisition of six properties and the attainment of mortgage financing which resulted in related party fees to be paid see Note 8 to the consolidated financial statements.
NOTE 4 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against us.

COLE CREDIT PROPERTY TRUST III, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Period from January 22, 2008 (Date of Inception) to December 31, 2008
Environmental Matters
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. In connection with ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. The Company intends to take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire.
NOTE 5 — ECONOMIC DEPENDENCY
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
NOTE 6 — STOCKHOLDERS EQUITY
Distribution Reinvestment Plan
The Company maintains a distribution reinvestment plan that allows common stockholders (the “Stockholders”) to elect to have the distributions the Stockholders receive reinvested in additional shares of the Company’s common stock. The purchase price per share under the distribution reinvestment plan will be the higher of 95% of the fair market value per share as determined by the Company’s board of directors and $9.50 per share. No sales commissions or dealer manager fees will be paid on shares sold under the distribution reinvestment plan. The Company may terminate or amend the distribution reinvestment plan at the Company’s discretion at any time upon ten days prior written notice to the Stockholders. During the period ended December 31, 2008, no shares were purchased under the distribution reinvestment plan.
Share Redemption Program
The Company’s share redemption program permits its stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
There are several restrictions on the stockholder’s ability to sell their shares to the Company under the program. The stockholders generally have to hold their shares for one year before selling the shares to the Company under the plan; however, the Company may waive the one-year holding period in the event of the death or bankruptcy of a Stockholder. In addition, the Company will limit the number of shares redeemed pursuant to the Company’s share redemption program as follows: (1) during any calendar year, the Company will not redeem in excess of 5.0% of the weighted average number of shares outstanding during trailing twelve month period prior to the redemption date; and (2) funding for the redemption of shares will be limited to the amount of net proceeds the Company receives from the sale of shares under the Company’s distribution reinvestment plan. These limits may prevent the Company from accommodating all requests made in any year. During the term of the Offering, and subject to certain provisions the redemption price per share will depend on the length of time the stockholder has held such shares as follows: after one year from the purchase date — 95% of the amount the stockholder paid for each share; after two years from the purchase date — 97.5% of the amount the stockholder paid for each share; after three years from the purchase date — 100% of the amount the stockholder paid for each share.
Upon receipt of a request for redemption, the Company will conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. Repurchases will be made on the last business day of the calendar month. If funds are not available to redeem all requested redemptions at the end of each month, the shares will be purchased on a pro rata basis and the unfulfilled requests will be held until the next month, unless withdrawn. The Company’s board of directors may amend, suspend or terminate the share redemption program at any time upon 30 days prior written notice to the stockholders. The Company redeemed no shares under the share redemption program during the period ended December 31, 2008.

COLE CREDIT PROPERTY TRUST III, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Period from January 22, 2008 (Date of Inception) to December 31, 2008
2008 Stock Option Plan for Independent Directors
On December 4, 2008, the Company’s board of directors terminated the 2008 Stock Option Plan for Independent Directors.
NOTE 7 — QUARTERLY RESULTS
Presented below is a summary of the unaudited quarterly financial information for the period ended December 31, 2008. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	2008
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Revenues	$		$		$		$
Operating loss		—		—		—		(104,769)
Other income		—		—		1,003		2,618
Net income (loss)		—		—		1,003		(102,151)
Basic and diluted net income (loss) per share		—		—		0.05		(5.11)
Dividends per share		$—		$—		$—		$—
NOTE 8 — SUBSEQUENT EVENTS
Sale of Shares of Common Stock
Pursuant to the terms of the Offering, the Company was required to deposit all subscription proceeds in escrow pursuant to the terms of the Escrow Agreement with UMB Bank, N.A. until the Company received subscriptions aggregating at least $2,500,000, excluding subscriptions from residents of Pennsylvania. As of January 6, 2009, the Company had satisfied these conditions of the Escrow Agreement. As of January 6, 2009, the Company had accepted investors’ subscriptions for, and issued, 262,059 shares of its common stock in the Offering, resulting in gross proceeds of $2,614,946. In addition, the Company has a special escrow account for subscriptions from residents of Pennsylvania. The conditions of that special escrow account have not been satisfied to date and, therefore, the Company has not accepted subscriptions from residents of Pennsylvania. As of March 27, 2009, the Company had raised approximately $121.2 million in offering proceeds through the issuance of approximately 12.1 million shares of the Company’s common stock.
Property Acquisitions
Subsequent to December 31, 2008, the Company acquired a 100% interest in six single tenant net leased commercial properties for an aggregate purchase price of approximately $46.2 million. The properties were purchased from an affiliate of the Company’s advisor. The acquisitions were acquired with the use of cash from net proceeds of the Offering, and the issuance of approximately $41.6 million of variable rate loans. The Company allocated the purchase price of these properties to the fair market value of the assets acquired and liabilities assumed. A majority of the Company’s board of directors, including all of the Company’s independent directors, not otherwise interested in the acquisitions approved the acquisitions as being fair and reasonable to the Company and that the cost to the Company is not in excess of the current appraised value of the properties or the cost of the properties to the affiliate.

COLE CREDIT PROPERTY TRUST III, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Period from January 22, 2008 (Date of Inception) to December 31, 2008
Notes Payable
Subsequent to December 31, 2008, the Company entered into approximately $41.6 million of loans, all of which were variable rate debt that bears interest at the 3-month LIBOR rate plus 250 basis points. Of the $41.6 million, approximately $13.9 million was borrowed from Series B, LLC, approximately $15.7 million was borrowed from Series C, LLC, and approximately $12.0 million was borrowed from Series D, LLC, each of which are affiliates of the Company and the Company’s advisor, by executing eight loans that are secured by the membership interest held by CCPT III OP and certain wholly-owned subsidiaries of CCPT III OP. Series B, LLC may accelerate payment of its portion of the variable rate loans to March 31, 2009, upon providing 30 days prior written notice. The Company’s board of directors, including all of the independent directors not otherwise interested in the transaction, approved the loans as fair, competitive and commercially reasonable, and determined that their terms were no less favorable to the Company than loans between unaffiliated third parties under similar circumstances. The loans were repaid in full during January, February and March, 2009 with gross offering proceeds and cash flows from operations.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period from January 22, 2008 (date of inception) to December 31, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Description
3.1	Third Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment to Form S-11(File No. 333-149290), filed on September 29, 2008).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Pre-Effective Amendment to Form S-11 (File No. 333-149290), filed on May 7, 2008).
10.1	Agreement of Limited Partnership of Cole REIT III Operating Partnership, LP, dated May 6, 2008, between Cole Credit Property Trust III, Inc. and the limited partners thereto (Incorporated by reference to Exhibit 10.5 to the Company’s Pre-Effective Amendment to Form S-11 (File No. 333-149290), filed on May 7, 2008).
10.2	Property Management and Leasing Agreement, dated October 8, 2008, among Cole Credit Property Trust III, Inc., Cole Operating Partnership III, LP and Cole Realty Advisors, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Pre-Effective Amendment to Form S-11(File No. 333-149290), filed on September 29, 2008).
10.3	Advisory Agreement, dated October 8, 2008, as amended, between Cole Credit Property Trust III, Inc. and Cole REIT Advisors III, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Pre-Effective Amendment to Form S-11 (File No. 333-149290), filed on September 29, 2008.
10.4	Dealer Manager Agreement, dated October 8, 2008, between Cole Credit Property Trust III, Inc. and Cole Capital Corporation (Incorporated by reference to Exhibit 1.1 to the Company’s Pre-Effective Amendment Form S-11 (File No. 000-51962), filed on May 7, 2008).
10.5	Escrow Agreement between Cole Credit Property Trust III, Inc. and UMB Bank, N.A. dated September 16, 2008 (Incorporated by reference to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on October 9, 2008).
10.6*	Purchase and Sale Agreement, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC to purchase 100% of the membership interests in Cole CV Fredericksburg VA, LLC.
10.7*	Security Agreement, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC.
10.8*	Promissory Note, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC.
10.9*	Instrument of Assignment and Assumption, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC.
10.10*	Purchase and Sale Agreement, dated January 6, 2009 between Cole REIT III Operating Partnership, LP and Series B, LLC to purchase 100% of the membership interests in Cole WG Indianapolis IN, LLC.
10.11*	Security Agreement, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC.
10.12*	Promissory Note, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC.
10.13*	Instrument of Assignment and Assumption, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC.

Exhibit
Number	Description
10.14*	Purchase and Sale Agreement, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series C, LLC to purchase 100% of the membership interest in Cole WG South Yale Avenue (Tulsa) OK, LLC.
10.15*	Security Agreement, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series C, LLC.
10.16*	Promissory Note, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series C, LLC.
10.17*	Instrument of Assignment and Assumption, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series C, LLC.
10.18*	Purchase and Sale Agreement, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC to purchase 100% of the membership interest in Cole WG .Fredericksburg VA, LLC.
10.19*	Security Agreement, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC
10.20*	Promissory Note, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC
10.21*	Instrument of Assignment and Assumption, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC.
10.22*	Purchase and Sale Agreement, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC, Series C, LLC and Series D, LLC to purchase 100% of the membership interest in Cole KO Burnsville MN, LLC.
10.23*	Security Agreement, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC.
10.24*	Security Agreement, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series C, LLC
10.25*	Security Agreement, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series D, LLC
10.26*	Promissory Note, dated January 9, 2009 between Cole REIT III Operating Partnership, LP and Series B.
10.27*	Promissory Note, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series C, LLC
10.28*	Promissory Note, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series D, LLC
10.29*	Instrument of Assignment and Assumption, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC, Series C, LLC and Series D, LLC.
10.30*	Purchase and Sale Agreement, dated January 15, 2009, between Cole REIT III Operating Partnership, LP and Series D, LLC to purchase 100% of the membership interested in Cole SC Hoover AL, LLC.
10.31*	Security Agreement, dated January 15, 2009, between Cole REIT III Operating Partnership, LP and Series D, LLC.
10.32*	Promissory Note, dated January 15, 2009, between Cole REIT III Operating Partnership, LP and Series D, LLC.
10.33*	Instrument of Assignment and Assumption, dated January 15, 2009, between Cole REIT III Operating Partnership, LP and Series D, LLC.
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Pre-Effective Amendment to Form S-11 (File No. 333-149290), filed on September 29, 2008).
31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.