Form 10-Q
period 2009-03-31
Cole Credit Property Trust III, Inc.
filed 2009-05-15
CIK 1425923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 11, 2009, there were 21,561,841 shares of common stock, par value $0.01, of Cole Credit Property Trust III, Inc. outstanding.

COLE CREDIT PROPERTY TRUST III, INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Unaudited Balance Sheets as of March 31, 2009 and December 31, 2008	4

Condensed Consolidated Unaudited Statements of Operations for the three months ended March 31, 2009 and for the period from January 22, 2008 (Date of Inception) to March 31, 2008	5

Condensed Consolidated Unaudited Statement of Stockholders’ Equity for the three months ended March 31, 2009	6

Condensed Consolidated Unaudited Statements of Cash Flows for the three months ended March 31, 2009 and for the period from January 22, 2008 (Date of Inception) to March 31, 2008	7

Notes to Condensed Consolidated Unaudited Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T. Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	23

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and for the three months ended March 31, 2009 have been prepared by Cole Credit Property Trust III, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the period from January 22, 2008 (date of inception) to December 31, 2008. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Item 1A – Risk Factors” section of the Annual Report on Form 10-K.

COLE CREDIT PROPERTY TRUST III, INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS
Investment in real estate assets:
Land	$49,405,132	$—
Buildings and improvements, less accumulated depreciation of $165,321	30,227,068	—
Acquired intangible lease assets, less accumulated amortization of $94,088	13,998,651	—
Total investment in real estate assets, net	93,630,851	—
Cash and cash equivalents	24,078,948	172,493
Restricted cash	1,438,071	2,849,043
Rents and tenant receivables	93,686	—
Prepaid expenses and other assets	7,409	11,293
Total assets	$119,248,965	$3,032,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$247,611	$84,934
Escrowed investor proceeds	1,438,071	2,849,043
Acquired below market lease intangibles, less accumulated amortization of $40,660	4,086,797	—
Distributions payable	537,216	—
Deferred rent and other liabilities	688,237	—
Total liabilities	6,997,932	2,933,977
Redeemable common stock	156,537	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 12,882,168 and 20,000 shares issued and outstanding, respectively	128,822	200
Capital in excess of par value	115,055,687	199,800
Accumulated distributions in excess of earnings	(3,090,013)	(101,148)
Total stockholders’ equity	112,094,496	98,852
Total liabilities and stockholders’ equity	$119,248,965	$3,032,829

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2009	For the Period From January 22, 2008 (date of inception) to March 31, 2008
Revenues:
Rental and other income	$824,287	$—
Tenant reimbursement income	1,920	—
Total revenue	826,207	—

Expenses:
General and administrative	154,399	—
Property operating expenses	8,704	—
Property and asset management fees	73,683	—
Acquisition related expenses	2,345,047
Depreciation	165,321	—
Amortization	93,904	—
Total operating expenses	2,841,058	—
Operating loss	(2,014,851)	—

Other (expense) income:
Interest income	19,833	948
Interest expense	(183,976)	—
Total other (expense) income	(164,143)	948
Net (loss) income	$(2,178,994)	$948

Weighted average number of common shares outstanding:
Basic and diluted	5,043,018	20,000

Net (loss) income per common share:
Basic and diluted	$(0.43)	$0.05

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess in Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, December 31, 2008	20,000	$200	$199,800	$(101,148)	$98,852
Issuance of common stock	12,862,168	128,622	128,468,656	—	128,597,278
Distributions	—	—	—	(809,871)	(809,871)
Commissions on stock sales and related dealer manager fees	—	—	(11,526,379)	—	(11,526,379)
Other offering costs	—	—	(1,929,853)	—	(1,929,853)
Redeemable common stock	—	—	(156,537)	—	(156,537)
Net loss	—	—	—	(2,178,994)	(2,178,994)
Balance, March 31, 2009	12,882,168	$128,822	$115,055,687	$(3,090,013)	$112,094,496

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2009		For the Period From January 22, 2008 (date of inception) to March 31, 2008
Cash flows from operating activities:
Net (loss) income	$(2,178,994)		$948
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	165,321		—
Amortization	53,428		—
Changes in assets and liabilities:
Rents and tenant receivables	(93,686)		—
Prepaid expenses and other assets	3,884		—
Accounts payable and accrued expenses	162,677		—
Deferred rent and other liabilities	688,237		—
Net cash (used in) provided by operating activities	(1,199,133)		948
Cash flows from investing activities:
Restricted cash	1,410,972		—
Investments in real estate and related assets	(79,797,521)		—
Acquired intangible lease assets	(14,092,739)		—
Acquired below market lease intangibles	4,127,457		—
Net cash used in investing activities	(88,351,831)		—
Cash flows from financing activities:
Proceeds from issuance of common stock	128,440,741		200,000
Offering costs on issuance of common stock	(13,456,232)		—
Distributions to investors	(116,118)		—
Proceeds from affiliate notes payable	41,581,000		—
Repayment of affiliate notes payable	(41,581,000)		—
Escrowed investor proceeds liability	(1,410,972)		—
Net cash provided by financing activities	113,457,419		200,000
Net increase in cash and cash equivalents	23,906,455		200,948
Cash and cash equivalents, beginning of period	172,493		—
Cash and cash equivalents, end of period	$24,078,948		$200,948

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$537,216	$
Common stock issued through distribution reinvestment plan	$156,537		$—
Supplemental Cash Flow Disclosures:
Interest paid	$183,976		$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2009

NOTE 1 — ORGANIZATION AND BUSINESS

Cole Credit Property Trust III, Inc. (the “Company”) is a Maryland corporation that was formed on January 22, 2008, which intends to qualify as a REIT beginning with the taxable year ending December 31, 2009, the year during which the Company began material operations. Substantially all of the Company’s business is conducted through Cole REIT III Operating Partnership, LP, a Delaware limited partnership (“CCPT III OP”). The Company is the sole general partner of and owns an approximately 99.99% partnership interest in CCPT III OP. Cole REIT Advisors III, LLC (“CR III Advisors”), the affiliate advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of CCPT III OP.

Pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, the Company is offering for sale to the public on a “best efforts” basis a minimum of 250,000 and a maximum of 230,000,000 shares of its common stock at a price of $10.00 per share and up to 20,000,000 additional shares pursuant to a distribution reinvestment plan under which its stockholders may elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the estimated value of a share of our common stock (the “Offering”). The registration statement for the Offering (the “Registration Statement”) was declared effective on October 1, 2008. The Company had a special escrow account for subscriptions from residents of Pennsylvania. The conditions of that special escrow account were satisfied as of March 31, 2009.

On January 6, 2009, the Company issued the initial 262,059 shares under the Offering and commenced its principal operations. Prior to such date, the Company was considered a development stage company. As of March 31, 2009, the Company had issued approximately 12.9 million shares of its common stock in the Offering for gross offering proceeds of approximately $128.6 million before offering costs and selling commissions of approximately $13.5 million. As discussed in the Registration Statement, the Company intends to use substantially all of the net proceeds from this offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of retail and other income producing commercial properties located throughout the United States, including U.S. protectorates.

The Company’s common stock is not currently listed on a national securities exchange. The Company may seek to list its common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed on a national securities exchange. In the event it does not obtain listing prior to the tenth anniversary of the completion or termination of the Offering, its charter requires that it either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation of the corporation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the period ended December 31, 2008, and related notes thereto set forth in the Company’s Annual Report filed on Form 10-K.

The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Restricted Cash and Escrowed Investor Proceeds

The Company is currently engaged in a public offering of its common stock. Included in restricted cash was escrowed investor proceeds of approximately $1.4 million and approximately $2.8 million of offering proceeds for which shares of common stock had not been issued as of March 31, 2009 and December 31, 2008, respectively.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2009

Redeemable Common Stock

The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the Company’s distribution reinvestment plan (the “DRIP”). In accordance with Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” the Company accounts for proceeds received from its DRIP as redeemable common stock, outside of permanent equity. As of March 31, 2009, the Company had issued approximately 16,000 shares of common stock under the DRIP, for cumulative proceeds of approximately $157,000 under its DRIP, which are recorded as redeemable common stock in the respective condensed consolidated unaudited balance sheets. As of December 31, 2008, the Company had not issued any shares of common stock under the DRIP. As of March 31, 2009, the Company had not redeemed any shares of common stock.

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”) which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s operating segments consist of commercial properties, which include activities related to investing in real estate including retail properties. The commercial properties are geographically diversified throughout the United States, the chief operating decision maker evaluates operating performance on an overall portfolio level. These commercial properties have similar economic characteristics, therefore the Company’s properties have been aggregated into one reportable segment.

Investment in and Valuation of Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

All assets are depreciated on a straight line basis. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used by its management in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to lease intangibles. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

The fair values of above market and below market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities. Above market lease values are amortized as an adjustment of rental income over the lesser of the useful life or the remaining terms of the respective leases. Below market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods.

The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included in intangible lease assets in the accompanying condensed consolidated unaudited balance sheet and are amortized to expense over the lesser of the useful life or the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the lesser of the useful life or the remaining term of the respective leases.

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the Company’s purchase price allocations, which could impact the amount of its reported net income.

The Company estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the note’s outstanding principal balance is amortized to interest expense over the term of the mortgage note payable.

Revenue Recognition

Upon the acquisition of real estate, certain properties have leases where minimum rent payments increase during the term of the lease. The Company records rental revenue for the full term of each lease on a straight-line basis. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period the related costs are incurred.

Rents and Tenant Receivables

Rents and tenant receivables primarily includes amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries from tenants. See “Revenue Recognition” above. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income is directly affected by management’s estimate of the collectability of accounts receivable. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables.

Concentration of Credit Risk

As of March 31, 2009, one tenant in the discount retail and warehouse club, one tenant in the drugstore, one tenant in the home improvement and one tenant in the department store industries comprised approximately 50%, approximately 19%,

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

approximately 13% and approximately 12%, respectively, of our gross annualized base rental revenues as of March 31, 2009. Additionally, we have certain geographic concentrations in our property holdings. In particular, as of March 31, 2009, two of our properties are located in Nevada, one is located in New Mexico, two are located in Virginia, one is located in Alabama and one is located in Minnesota, accounting for approximately 29%, approximately 19%, approximately 14%, approximately 14% and approximately 12% of our 2009 gross annualized base rental revenues.

NOTE 3 — REAL ESTATE ACQUISITIONS

During the three months ended March 31, 2009, the Company acquired a 100% interest in nine commercial properties, including six single-tenant, freestanding retail properties, and three ground leased parcels, for an aggregate purchase price of approximately $89.8 million. Six of the commercial properties were acquired from affiliates of the Company’s advisor. A majority of the Company’s board of directors, including all of the Company’s independent directors, not otherwise interested in the acquisitions approved the acquisitions as being fair and reasonable to the Company and that the cost to the Company was not in excess of the current appraised value of the properties or the cost of the properties to the affiliates. In addition to cash from net proceeds of the Offering, the Company financed the acquisitions with approximately $41.6 million of variable rate loans from affiliates of the Company’s advisor. The Company allocated the purchase price of these properties to the fair market value of the assets acquired and liabilities assumed. The Company allocated the aggregate purchase price of approximately $49.4 million to land, approximately $30.4 million to building and improvements, approximately $14.0 million to acquired in-place leases, approximately $4.1 million to acquired below-market leases, and approximately $61,000 to acquired above-market leases during the three months ended March 31, 2009. During the three months ended March 31, 2009 the Company expensed approximately $2.3 million of acquisition costs related to the acquisitions.

The following table summarizes, on an unaudited pro forma basis, selected financial information from the combined results of operations of the Company for the three months ended March 31, 2009 and for the period from January 22, 2008 (date of inception) to March 31, 2008, as if all of the Company’s acquisitions that were completed during the three months ended March 31, 2009 were completed as of January 22, 2008 (date of inception). The Company did not complete any acquisitions during the period from January 22, 2008 to December 31, 2008. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred as of January 22, 2008, nor do they purport to predict the results of operations for future periods.

	For the three months ended March 31, 2009	For the period from January 22, 2008, (date of inception) to March 31, 2008

Revenues	$1,804,121	$1,289,757
Depreciation and amortization	$407,082	$293,114
Net loss	$(1,886,030)	$(1,959,342)
Net loss per common share, basic and diluted	$(0.18)	$(0.37)
Weighted-average number of common shares outstanding	10,377,386	5,351,311

NOTE 4 —MORTGAGE NOTES PAYABLE

In connection with the real estate acquisitions noted above in Note 3, the Company entered into eight loans totaling approximately $41.6 million, all of which were variable rate debt that bore interest at the 3-month LIBOR rate plus 250 basis points and were secured by the membership interest held by CCPT III OP and certain wholly-owned subsidiaries of CCPT III OP. Of the $41.6 million, approximately $13.9 million was borrowed from Series B, LLC (“Series B”), approximately $15.7 million was borrowed from Series C, LLC (“Series C”), and approximately $12.0 million was borrowed from Series D, LLC (“Series D”), each of which is an affiliate of the Company’s advisor. The loans from Series C and Series D contain a revolving line of credit feature that allows the Company to borrow up to approximately $15.7 million and approximately $12.0 million, respectively, and each loan matures in January 2010. The loan from Series B matured on March 31, 2009. The Company’s board of directors, including all of the independent directors not otherwise interested in the transactions, approved the loans as fair, competitive and commercially reasonable, and determined that their terms were no less favorable to the Company than loans between unaffiliated third parties under similar circumstances. The loans were repaid in full

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

during the three months ended March 31, 2009, with gross offering proceeds and cash flows generated from operations. The Company paid approximately $184,000 of interest related to the aforementioned loans from affiliated entities. There were no notes payable outstanding as of March 31, 2009 and December 31, 2008.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings, pending, or known to be contemplated, against us.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on its consolidated results of operations.

NOTE 6 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

Certain affiliates of the Company received, and will continue to receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Company. Cole Capital Corporation (“Cole Capital”), the Company’s affiliated dealer manager, received and will continue to receive, a selling commission of up to 7.0% of gross offering proceeds, before reallowance of commissions earned by participating broker-dealers, in connection with the Offering. Cole Capital intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, Cole Capital received, and will continue to receive, 2.0% of gross offering proceeds, before reallowance to participating broker-dealers, as a dealer-manager fee in connection with the Offering. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer-manager fees are paid to Cole Capital or other broker-dealers in respect to shares sold under the DRIP. During the three months ended March 31, 2009, the Company paid approximately $11.5 million to Cole Capital for selling commissions and dealer manager fees, of which approximately $10.1 million was reallowed to participating broker-dealers. No such fees were paid to Cole Capital during the period from January 22, 2008 (date of inception) to March 31, 2008.

All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by CR III Advisors or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. During the three months ended March 31, 2009, the Company reimbursed CR III Advisors approximately $1.9 million, for organization and offering expenses of the Offering. No amounts were reimbursed to CR III Advisors during the period from January 22, 2008 (date of inception) to March 31, 2008. At March 31, 2009, approximately $536,000 of such costs had been incurred by CR III Advisors but had not been reimbursed by the Company.

CR III Advisors or its affiliates also receive acquisition and advisory fees of up to 2.0% of the contract purchase price of each asset for the acquisition, development or construction of properties and will be reimbursed for acquisition costs incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction does not exceed 6.0% of the contract purchase price. The Company expects acquisition expenses to be approximately 0.5% of the purchase price of each property. During the three months ended March 31, 2009, the Company paid an affiliate of CR III Advisors approximately $1.8 million for acquisition fees. No such fees were paid to Cole Capital during the period from January 22, 2008 (date of inception) to March 31, 2008.

If CR III Advisors provides substantial services, as determined by the independent directors, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay CR III Advisors or its affiliates a financing coordination fee equal to 1% of the amount available under such financing; provided however, that CR III Advisors or its affiliates shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which CR III Advisors or its affiliates received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to CR III Advisors or its affiliates as the Company acquires such permanent financing. In

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

addition, with respect to any revolving line of credit, CR III Advisors will receive financing coordination fees only in connection with amounts being drawn for the first time and not upon any re-drawing of amounts that had been repaid by the Company. No such fees were paid to CR III Advisors during the three months ended March 31, 2009 or from January 22, 2008 (date of inception) to March 31, 2008.

The Company pays, and expects to continue to pay, to Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Property management fees are expected to equal 2.0% of revenue for single-tenant properties and 4.0% of revenue for multi-tenant properties and leasing commissions will be at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. During the three months ended March 31, 2009, the Company paid to Cole Realty Advisors approximately $21,000 for property management fees. During the period from January 22, 2008 (date of inception) to March 31, 2008, the Company did not pay any property management fees to Cole Realty Advisors.

The Company pays to CR III Advisors an annualized asset management fee of 0.50% of the aggregate asset value of the Company’s assets (the “Asset Management Fee”). The fee is payable monthly in an amount equal to 0.0417% of aggregate asset value as of the last day of the immediately preceding month. During the three months ended March 31, 2009, the Company paid to CR III Advisors approximately $53,000 for asset management fees. No such fees were paid to CR III Advisors during the period from January 22, 2008 (date of inception) to March 31, 2008.

If CR III Advisors or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay CR III Advisors up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 3% of the sales price of each property sold. In no event will the combined real estate commission paid to CR III Advisors, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% cumulative, non-compounded annual return, then CR III Advisors is entitled to receive 15% of the remaining net sale proceeds. During the three months ended March 31, 2009, the Company did not pay any fees or amounts to CR III Advisors relating to the sale of properties.

Upon listing of the Company’s common stock on a national securities exchange, a fee equal to 15% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8% cumulative, non-compounded annual return to investors will be paid to CR III Advisors (the “Subordinated Incentive Listing Fee”).

Upon termination of the advisory agreement with CR III Advisors, other than termination by the Company because of a material breach of the advisory agreement by CR III Advisors, a performance fee of 15% of the amount, if any, by which (i) the appraised asset value at the time of such termination plus total distributions paid to stockholders through the termination date exceeds (ii) the aggregate capital contribution contributed by investors less distributions from sale proceeds plus payment to investors of an 8% annual, cumulative, non-compounded return on capital. No subordinated performance fee will be paid to the extent that the Company has already paid or become obligated to pay CR III Advisors a subordinated participation in net sale proceeds or the Subordinated Incentive Listing Fee.

The Company will reimburse CR III Advisors for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CR III Advisors for any amount by which its operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors find that a higher level of expense is justified for that year based on unusual and non-recurring factors. The Company will not reimburse CR III Advisors for personnel costs in connection with services for which CR III Advisors receives acquisition fees or real estate commissions. During the three months ended March 31, 2009, the Company did not reimburse CR III Advisors for any such costs.

In connection with the real estate acquisitions noted above in Note 3, the Company entered into eight loans totaling approximately $41.6 million, all of which were variable rate debt that bore interest at the 3-month LIBOR rate plus 250 basis

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

points and were secured by the membership interest held by CCPT III OP and certain wholly-owned subsidiaries of CCPT III OP. Of the $41.6 million, approximately $13.9 million was borrowed from Series B, approximately $15.7 million was borrowed from Series C, and approximately $12.0 million was borrowed from Series D, each of which is an affiliate of the Company’s advisor. The loans from Series C and Series D contain a revolving line of credit feature that allows the Company to borrow up to approximately $15.7 million and approximately $12.0 million, respectively and each loan matures in January 2010. The loan from Series B matured on March 31, 2009. The Company’s board of directors, including all of the independent directors not otherwise interested in the transactions, approved the loans as fair, competitive and commercially reasonable, and determined that their terms were no less favorable to the Company than loans between unaffiliated third parties under similar circumstances. The loans were repaid in full during the three months ended March 31, 2009, with gross offering proceeds and cash flows generated from operations. The Company paid approximately $184,000 of interest related to the aforementioned loans from affiliated entities.

During the three months ended March 31, 2009, the Company acquired a 100% interest in six commercial properties from affiliates of the Company’s advisor for an aggregate purchase price of approximately $46.2 million. A majority of the Company’s board of directors, including all of the Company’s independent directors, not otherwise interested in the acquisitions approved the acquisitions as being fair and reasonable to the Company and that the cost to the Company was not in excess of the current appraised value of the properties or the cost of the properties to the affiliates.

NOTE 7 — ECONOMIC DEPENDENCY

Under various agreements, the Company has engaged or will engage CR III Advisors and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon CR III Advisors and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

NOTE 8 — NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007),“Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) became effective for the Company for any business combinations occurring on or after January 1, 2009. The adoption of SFAS No. 141(R) has had a material impact on its condensed consolidated unaudited financial statements due to the expensing of acquisition costs, which previously would have been capitalized under SFAS No. 141. The Company expensed approximately $2.3 million of acquisition expenses during the three months ended March 31, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51”(“SFAS No. 160”). This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, January 1, 2009 for the Company, noncontrolling interests will be classified as equity, and income attributed to the noncontrolling interest will be included in the Company’s income. The provisions of this standard are applied retrospectively upon adoption. The adoption of SFAS No. 160 has not had a material impact on the Company’s condensed consolidated unaudited financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires additional disclosures about an entity’s derivative and hedging activities including, descriptions of how and why the entity uses derivative instruments, how such instruments are accounted for under SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities”, and how derivative instruments affect the entity’s financial position, operations, and cash flow. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 has not had an impact on the Company’s condensed consolidated unaudited financial statements disclosures.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that entities should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under Statement 142, “Goodwill and Other Intangible Assets”.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 142-3 has not had a material impact on the Company’s condensed consolidated unaudited financial statements.

In April 2009, the FASB issued three FSPs: (1) FSP SFAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly”, (“FSP SFAS 157-4”), which provides guidance on determining fair value when market activity has decreased; (2) SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS 115-2 and SFAS 124-2”), which addresses other-than-temporary impairments for debt securities; and (3) FSP SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”(“FSP SFAS 107-1 and APB 28-1”) (collectively with FSP SFAS 157-4 and SFAS 115-2 and SFAS 124-2, the “FSPs”).  FSP SFAS 107-1 and APB 28-1amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to early adopt FSP SFAS 157-4 and FSP SFAS 115-2 and SFAS 124-2 for the three months ended March 31, 2009 and plans to adopt SFAS 107-1 and APB 28-1 and provide the additional disclosure requirements for second quarter 2009. The adoption of FSP SFAS 157-4 and SFAS 115-2 and SFAS 124-2 has not had a material impact on the Company’s condensed consolidated unaudited financial statements. The Company does not expect the adoption of SFAS 107-1 and APB 28-1 to have a material impact on the Company’s condensed consolidated unaudited financial statements.

NOTE 9 — SUBSEQUENT EVENTS

Sale of Shares of Common Stock

As of May 11, 2009, the Company had received approximately $215.4 million in gross offering proceeds through the issuance of 21,541,841 shares of its common stock in the Offering (including shares sold pursuant to the DRIP). As of May 11, 2009, approximately 208.5 million shares remained available for sale to the public for an aggregate offering price of approximately $2.1 billion in the Offering, exclusive of shares available under the DRIP.

Real Estate Acquisitions

Subsequent to March 31, 2009, the Company acquired a 100% interest in four commercial real estate properties for an aggregate purchase price of approximately $38.0 million. The acquisitions were acquired with net proceeds of the Offering. The Company allocated the purchase price of these properties to the fair market value of the assets acquired and liabilities assumed. Acquisition costs were expensed as incurred.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the period from January 22, 2008 (date of inception) to December 31, 2008. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust III, Inc.

Forward-Looking Statements

Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements.

Forward-looking statements that were true at the time they were made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s views only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, inability to obtain real estate financing, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration or termination of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Overview

We were formed on January 22, 2008 to acquire and operate a diverse portfolio of commercial real estate investments primarily consisting of retail and other income producing commercial properties located throughout the United States, including U.S. protectorates. We commenced our principal operations on January 6, 2009, when we issued the initial 262,059 shares of common stock in the Offering. Prior to such date, we were considered a development stage company. We acquired our first real estate property on January 6, 2009. We have no paid employees and are externally advised and managed by CR III Advisors, an affiliate of ours. We intend to qualify as a real estate investment trust for federal income tax purposes.

As of March 31, 2009, we owned six single-tenant, freestanding retail properties, and three ground leased parcels which were acquired during the three months ended March 31, 2009, of which 100% of the rentable space was leased. We did not acquire any real estate investments during the period from January 22, 2008 (date of inception) through March 31, 2008. (See Note 3 to the condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q). Our results of operations are not indicative of those expected in future periods as we expect that rental income, operating expenses, property and asset management fees, acquisition expenses, depreciation expense, interest expense, and net income will each increase in the future as we acquire additional properties and as our current properties are owned for an entire reporting period.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

Recent Market Conditions

The current mortgage lending and interest rate environment for real estate in general continues to be dislocated and the overall economic fundamentals remain uncertain. Domestic and international financial markets currently are experiencing significant disruptions which have been brought about in large part by challenges in the world-wide banking system. These disruptions have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. We expect to experience stringent lending criteria, which may affect our ability to finance certain property acquisitions. Additionally, for properties in which we are able to obtain acquisition financing, the interest rates on such loans may be unacceptable. We expect to manage the current mortgage lending environment by utilizing fixed rate loans if the terms are acceptable, short-term variable rate loans, assume existing mortgage loans in connection with property acquisitions, or enter into interest rate lock or swap agreements, or any combination of the foregoing. We may also acquire properties for cash without financing which will reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a large amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

The current economic environment, including the dislocation of the credit markets, has lead to higher unemployment and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets causing higher tenant vacancies, declining rental rates, and declining property values. As of March 31, 2009, 100% of our rentable square feet was under lease. However, if the current economic recession persists we may experience vacancies or be required to reduce rents on occupied space. If we do experience vacancies, we expect that our advisor will actively seek to lease our vacant space, however, as retailers and other tenants have been reducing their store expansion plans the amount of time required to re-tenant a property has been increasing.

Results of Operations

On January 6, 2009, we commenced our principal operations when we issued the initial 262,059 shares of our common stock in the Offering. Prior to such date, we were considered a development stage company. During the three months ended March 31, 2009, we acquired six single-tenant, freestanding retail properties, and three ground leased parcels. Because we did not commence principal operations until January 6, 2009, comparative financial data is not presented for the period from January 22, 2008 (date of inception) to March 31, 2008.

Revenue for the three months ended March 31, 2009 totaled approximately $826,000. For the three months ended March 31, 2009, property operating expenses were approximately $9,000, and depreciation and amortization expenses were approximately $259,000. Acquisition costs expensed totaled approximately $2.3 million which were related to our real estate acquisitions for the three months ended March 31, 2009.

General and administrative expenses for the three months ended March 31, 2009 totaled approximately $154,000, primarily relating to fees paid to our independent directors, accounting fees and other organization costs.

Our property acquisitions during the three months ended March 31, 2009, were initially financed with proceeds from our Offering and approximately $41.6 million of variable rate loans obtained from affiliates of our advisor. During the three months ended March 31, 2009 we incurred interest expense of approximately $184,000. The $41.6 million in variable rate loans was repaid with proceeds from our Offering during the three months ended March 31, 2009. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets fitting our investment needs.

Funds From Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales or impairment of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition or may interpret the current NAREIT definition differently than we do.

FFO is a non-GAAP financial measure and does not represent net income or loss as defined by GAAP. Net income or loss as defined by GAAP is the most relevant measure in determining our operating performance because FFO includes adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Accordingly, FFO should not be considered as an alternative to net income or loss as an indicator of our operating performance.

Our calculation of FFO is presented in the following table for the three months ended March 31, 2009:

Three Months Ended
March 31, 2009
Net loss	$(2,178,994)
Add:
Depreciation of real estate assets	165,321
Amortization of lease related costs	93,904
FFO	$(1,919,769)

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

The adoption of SFAS No. 141(R) on January 1, 2009 required us to expense approximately $2.3 million of acquisition costs during the three months ended March 31, 2009, which previously would have been capitalized under SFAS No. 141.

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $3,400 during the three months ended March 31, 2009.

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments, the payment of acquisition related expenses, the payment of operating expenses and distributions to stockholders and payment of principal and interest on any future outstanding indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from leased properties, and interest earned on our cash balances. We expect to continue to raise capital through our ongoing Offering of common stock and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of March 31, 2009, we had raised approximately $128.6 million in the Offering.

As of March 31, 2009, we had cash and cash equivalents of approximately $24.1 million. Additionally, as of March 31, 2009, we had approximately $89.8 million of unencumbered properties that may be used as collateral to secure additional financing in future periods.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from the Offering. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organization costs associated with the Offering are initially paid by CR III Advisors, which will be reimbursed for such costs up to 1.5% of the capital raised by us in the Offering. As of March 31, 2009, our Advisor has paid approximately $2.5 million of offering and organization costs and we have reimbursed CR III Advisors for approximately $1.9 million of such costs.

During December 2008, our board of directors declared a daily distribution of $0.001780822 per share, which equates to 6.50% on an annualized basis based on a $10.00 per share purchase price, for stockholders of record as of the close of business on each day of the period commencing on January 6, 2009 and ending on March 31, 2009.

During the three months ended March 31, 2009, we paid distributions of approximately $273,000, including approximately $157,000 through the issuance of DRIP shares. The distributions were funded by adjusted cash flows from operations of approximately $1.1 million. Adjusted cash flows from operations consists of cash flows used in operations of approximately ($1.2 million) adjusted to add back approximately $2.3 million of real estate acquisition related expenses incurred during the period and expensed in accordance with SFAS 141(R).

Adjusted cash flows from operations is a non-GAAP financial measure and does not represent cash flows from operations. Cash flows from operations as defined by GAAP is the most relevant measure in determining our operating performance because adjusted cash flows from operations includes adjustments that investor may deem subjective, such as adding back acquisition related expenses. Accordingly, adjusted cash flows from operations should not be considered as an alternative to cash flows from operations as an indicator of our operation performance. We consider adjusted cash flows from operations to be a meaningful measure of the source of cash used to pay distributions to investors, as it adds back real estate acquisition related expenses, which are a one-time occurrence, used for income generating investments that have a long-term benefit, to arrive at the ongoing cash flows from operating our real estate assets. We consider the real estate acquisition related expenses to have been funded by proceeds from our ongoing Offering because the expenses were incurred to acquire our real estate investments.

On March 13, 2009, our board of directors declared a daily distribution of $.001849316 per share, which equates to 6.75% on an annualized basis based on a $10.00 per share purchase price, for stockholders of record as of the close of business on each day of the period commencing on April 1, 2009 and ending on June 30, 2009. The payment date for each of the daily distributions of the period commencing on April 1, 2009 and ending on April 30, 2009 will be in May 2009. The payment date for each of the daily distributions of the period commencing on May 1, 2009 and ending May 31, 2009 will be in June 2009. The payment date for each of the daily distributions of the period commencing on June 1, 2009 and ending on June 30, 2009 will be in July 2009.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments, the payment of acquisition related expenses, for the payment of operating expenses and distributions to stockholders, and for the payment of interest and principal on any future indebtedness. Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of our Offering and from debt financings. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds of our Offering, cash advanced to us by our advisor, cash resulting from a deferral of asset management fees and/or borrowings in anticipation of future cash flow.

Pursuant to our charter, we are required to limit our aggregate borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. During the year ended December 31, 2008, the independent directors approved borrowings that caused our leverage ratio at certain times to exceed the 60% limitation. The independent directors believed such borrowing levels were justified for the following reasons:

•	the borrowings enabled us to purchase the properties and earn rental income more quickly;
•

the property acquisitions were likely to increase the net offering proceeds from our initial public offering by allowing us to show potential investors actual acquisitions, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital; and

•	based on expected equity sales at the time and scheduled maturities of our short-term variable rate debt, leverage was likely to exceed the charter’s guidelines only for a limited period of time.

Cash Flow Analysis

Operating Activities. Net cash used in operating activities was approximately $1.2 million for the three months ended March 31, 2009, primarily due to a net loss of approximately $2.2 million, which was due primarily to acquisition costs expensed during the period of approximately $2.3 million offset by deferred rent received of approximately $688,000. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash used in investing activities was approximately $88.4 million due to the acquisition of six commercial properties and three ground leased parcels during the three months ended March 31, 2009.

Financing Activities. Net cash provided by financing activities was approximately $113.5 million, primarily due to net proceeds from the issuance of common stock under the Offering of approximately $128.4 million offset by approximately $13.5 million of offering costs and approximately $1.4 million received related to investor proceeds, which are held in escrow pending issuance of shares to investors.

Election as a REIT

We intend to qualify as a REIT commencing with the taxable year ending December 31, 2009. To qualify as a REIT, we must meet, and continue to meet, certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. Accordingly, to the extent we meet the REIT qualifications, we generally will not be subject to federal corporate income tax so long as we distribute at least 90% of our REIT taxable income to our stockholders.

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

Inflation

We are exposed to inflation risk as income from long-term leases will be the primary source of our cash flows from operations. We expect there will be provisions in many of our tenant leases that will protect us from, and mitigate the risk of, the impact of inflation. These provisions may include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, most of our leases will require the tenant to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to adequately offset the effects of inflation.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate Assets;
•	Allocation of Purchase Price of Acquired Assets;
•	Revenue Recognition; and
•	Income Taxes.

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the period ended December 31, 2008. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the period ended December 31, 2008, and related notes thereto.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 5 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with CR III Advisors and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, CR III Advisors or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, asset and property management fees and reimbursement of operating costs. See Note 6 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to March 31, 2009 through the date of this Quarterly Report on Form 10-Q. Refer to Note 9 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. Such events include:

•	Sale of shares of common stock; and
•	Acquisition of various properties.

New Accounting Pronouncements

Refer to Note 8 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation of applicable new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2009, we had no debt outstanding and therefore are not directly exposed to interest rate changes. In the future we may obtain fixed or variable rate debt financing to fund certain property acquisitions, and may be exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a given financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4T. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the period ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2008, our Registration Statement (No. 333-149290), covering a public offering of up to 230,000,000 shares of common stock to be offered at a price of $10.00 per share, subject to reduction in certain circumstances, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers up to 20,000,000 shares of common stock available pursuant to our distribution reinvestment plan.

On January 6, 2009, we issued the initial 262,059 shares in the Offering. As of March 31, 2009, we had issued approximately 12.9 million shares for gross offering proceeds of approximately $128.6 million, out of which we paid costs of approximately $1.8 million in acquisition fees, approximately $11.5 million in selling commissions and dealer manager fees, and approximately $1.9 million in organization and offering costs to CR III Advisors or its affiliates. With the net offering proceeds, we acquired approximately $89.8 million in real estate. As of May 11, 2009, we have sold approximately 21.5 million shares in our Offering for gross offering proceeds of approximately $215.4 million.

Item 3. Defaults Upon Senior Securities

No events occurred during the three months ended March 31, 2009 that would require a response to this Item.

Item 4. Submission of Matters to a Vote of Security Holders

No events occurred during the three months ended March 31, 2009 that would require a response to this Item.

Item 5. Other Information

No events occurred during the three months ended March 31, 2009 that would require a response to this Item.

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated by reference.

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

D. Kirk McAllaster, Jr.
Executive Vice President and Chief Financial Officer

Date: May 14, 2009

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Third Articles of Amendment and Restatement. (Incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 3 to Form S-11 (File No. 333-149290), filed on September 29, 2008).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Company’s Pre-Effective Amendment No. 3 to Form S-11 (File No. 333-149290), filed on May 7, 2008).
4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (Incorporated by reference to Appendix B to the prospectus of the Company filed pursuant to Rule 424(b)(3) on April 30, 2009).
4.2

Form of Additional Investment Subscription Agreement for current stockholders (Incorporated by reference to Appendix C to the prospectus of the Company filed pursuant to Rule 424(b)(3) on April 30, 2009).

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