Form 10-Q
period 2009-06-30
Cole Credit Property Trust III, Inc.
filed 2009-08-14
CIK 1425923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of August 14, 2009, there were approximately 49,472,559 shares of common stock, par value $0.01, of Cole Credit Property Trust III, Inc. outstanding.

COLE CREDIT PROPERTY TRUST III, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Unaudited Balance Sheets as of June 30, 2009 and December 31, 2008	4

Condensed Consolidated Unaudited Statements of Operations for the three and six months ended June 30, 2009, for the three months ended June 30, 2008, and for the period from January 22, 2008 (Date of Inception) to June 30, 2008	5

Condensed Consolidated Unaudited Statement of Stockholders’ Equity for the six months ended June 30, 2009	6

Condensed Consolidated Unaudited Statements of Cash Flows for the six months ended June 30, 2009 and for the period from January 22, 2008 (Date of Inception) to June 30, 2008	7

Notes to Condensed Consolidated Unaudited Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4T. Controls and Procedures	24

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three and six months ended June 30, 2009, have been prepared by Cole Credit Property Trust III, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the period from January 22, 2008 (date of inception) to December 31, 2008. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Item 1A — Risk Factors” section of the Annual Report on Form 10-K.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS
Investment in real estate assets:
Land	$114,891,480	$—
Buildings and improvements, less accumulated depreciation of $460,302	97,662,875	—
Acquired intangible lease assets, less accumulated amortization of $432,315	44,455,175	—

Total investment in real estate assets, net	257,009,530	—
Cash and cash equivalents	87,872,007	172,493
Restricted cash	2,076,174	2,849,043
Rents and tenant receivables	272,380	—
Prepaid expenses, mortgage loan deposits and other assets	600,318	11,293
Deferred financing costs, less accumulated amortization of $6,592	656,834	—

Total assets	$348,487,243	$3,032,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$29,890,000	$—
Accounts payable and accrued expenses	317,864	84,934
Escrowed investor proceeds	1,982,170	2,849,043
Acquired below market lease intangibles, less accumulated amortization of $102,522	4,835,730	—
Distributions payable	1,736,639	—
Deferred rent	946,818	—

Total liabilities	39,709,221	2,933,977

Redeemable common stock	1,647,886	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 35,579,338 and 20,000 shares issued and outstanding, respectively	355,793	200
Capital in excess of par value	316,555,147	199,800
Accumulated distributions in excess of earnings	(9,780,804)	(101,148)

Total stockholders’ equity	307,130,136	98,852

Total liabilities and stockholders’ equity	$348,487,243	$3,032,829

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

				For the period from
			Six Months Ended	January 22, 2008 (Date
	Three Months Ended June 30,		June 30,	of Inception) to June 30,
	2009	2008	2009	2008

Revenues:
Rental and other income	$2,656,853	$—	$3,481,140	$—
Tenant reimbursement income	1,435	—	3,355	—

Total revenue	2,658,288	—	3,484,495	—

Expenses:		—
General and administrative	313,408	—	467,807	—
Property operating expenses	11,504	—	20,208	—
Property and asset management fees	208,139	—	281,822	—
Acquisition related expenses	4,289,517	—	6,634,564	—
Depreciation	294,981	—	460,302	—
Amortization	310,234	—	404,138	—

Total operating expenses	5,427,783	—	8,268,841	—

Operating loss	(2,769,495)	—	(4,784,346)	—

Other income (expense):
Interest income	74,378	1,070	94,211	2,018
Interest expense	(57,559)	—	(241,535)	—

Total other income (expense)	16,819	1,070	(147,324)	2,018

Net (loss) income	$(2,752,676)	$1,070	$(4,931,670)	$2,018

Weighted average number of common shares outstanding:
Basic and diluted	23,368,068	20,000	14,258,145	20,000

Net (loss) income per common share:
Basic and diluted	$(0.12)	$0.05	$(0.35)	$0.10

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock			Accumulated
	Number of		Capital in Excess in	Distributions in	Total Stockholders’
	Shares	Par Value	Par Value	Excess of Earnings	Equity
Balance, December 31, 2008	20,000	$200	$199,800	$(101,148)	$98,852
Issuance of common stock	35,569,338	355,693	355,210,263	—	355,565,956
Distributions	—	—	—	(4,747,986)	(4,747,986)
Commissions on stock sales and related dealer manager fees	—	—	(31,794,818)	—	(31,794,818)
Other offering costs	—	—	(5,312,312)	—	(5,312,312)
Redemptions of common stock	(10,000)	(100)	(99,900)	—	(100,000)
Redeemable common stock	—	—	(1,647,886)	—	(1,647,886)
Net loss	—	—	—	(4,931,670)	(4,931,670)

Balance, June 30, 2009	35,579,338	$355,793	$316,555,147	$(9,780,804)	$307,130,136

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

		For the Period
		From January 22,
	Six Months	2008 (Date of
	Ended June 30,	Inception) to
	2009	June 30, 2008
Cash flows from operating activities:
Net (loss) income	$(4,931,670)	$2,018
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	460,302	—
Amortization	329,793	—
Amortization of deferred financing costs	6,592	—
Changes in assets and liabilities:
Rents and tenant receivables	(272,380)	—
Prepaid expenses and other assets	10,975	—
Accounts payable and accrued expenses	232,930	—
Deferred rent	946,818	—

Net cash (used in) provided by operating activities	(3,216,640)	2,018

Cash flows from investing activities:
Restricted cash	772,869	—
Investments in real estate and related assets	(213,014,657)	—
Acquired intangible lease assets	(44,887,490)	—
Acquired below market lease intangibles	4,938,252	—

Net cash used in investing activities	(252,191,026)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	353,818,070	200,000
Offering costs on issuance of common stock	(37,107,130)	—
Redemptions of common stock	(100,000)	—
Distributions to investors	(1,263,461)	—
Proceeds from notes payable	29,890,000	—
Proceeds from affiliate notes payable	41,581,000	—
Repayment of affiliate notes payable	(41,581,000)	—
Escrowed investor proceeds liability	(866,873)	—
Payment of loan deposits	(1,365,258)	—
Refund of loan deposits	765,258	—
Deferred financing costs paid	(663,426)	—

Net cash provided by financing activities	343,107,180	200,000

Net increase in cash and cash equivalents	87,699,514	202,018
Cash and cash equivalents, beginning of period	172,493	—

Cash and cash equivalents, end of period	$87,872,007	$202,018

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$1,736,639	$—

Common stock issued through distribution reinvestment plan	$1,747,886	$—

Supplemental Cash Flow Disclosures:
Interest paid	$241,535	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2009
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
Pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, the Company is offering for sale to the public on a “best efforts” basis a minimum of 250,000 shares and a maximum of 230,000,000 shares of its common stock at a price of $10.00 per share and up to 20,000,000 additional shares pursuant to a distribution reinvestment plan under which its stockholders may elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the estimated value of a share of our common stock (the “Offering”). The registration statement for the Offering (the “Registration Statement”) was declared effective on October 1, 2008. Pursuant to the terms of the Offering, all subscription proceeds were held in escrow until the Company received subscriptions aggregating $2.5 million. The Company satisfied the conditions of escrow on January 6, 2009. Additionally, the Company had a special escrow account for subscriptions from residents of Pennsylvania. The conditions of that special escrow account were satisfied during the three months ended March 31, 2009.
On January 6, 2009, the Company issued the initial 262,059 shares under the Offering and commenced its principal operations. Prior to such date, the Company was considered a development stage company. As of June 30, 2009, the Company had issued approximately 35.6 million shares of its common stock in the Offering for gross offering proceeds of approximately $355.6 million before offering costs and selling commissions of approximately $37.1 million. As discussed in the Registration Statement, the Company intends to use substantially all of the net proceeds from this offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of retail and other income producing commercial properties located throughout the United States, including U.S. protectorates.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the period ended December 31, 2008, and related notes thereto set forth in the Company’s Annual Report on Form 10-K.
The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2009
Restricted Cash and Escrowed Investor Proceeds
The Company is currently engaged in a public offering of its common stock. Included in restricted cash was escrowed investor proceeds of approximately $2.0 million and approximately $2.8 million of offering proceeds for which shares of common stock had not been issued as of June 30, 2009 and December 31, 2008, respectively. Also included in restricted cash as of June 30, 2009, was approximately $100,000 of property escrow deposits.
Redeemable Common Stock
The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the Company’s distribution reinvestment plan (the “DRIP”). In accordance with Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock, the Company accounts for proceeds received from its DRIP as redeemable common stock, outside of permanent equity. As of June 30, 2009, the Company had issued approximately 184,000 shares of common stock under the DRIP, for cumulative proceeds of approximately $1.7 million under its DRIP, which are recorded as redeemable common stock, net of redemptions, in the condensed consolidated unaudited balance sheets. As of December 31, 2008, the Company had not issued any shares of common stock under the DRIP. As of June 30, 2009, the Company had redeemed approximately 10,000 shares of common stock for an aggregate price of approximately $100,000.
Reportable Segments
The Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS No. 131”) which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s only operating segment consists of commercial properties, which include activities related to investing in real estate including retail properties. The commercial properties are geographically diversified throughout the United States, and the Company’s chief operating decision maker evaluates operating performance on an overall portfolio level. These commercial properties have similar economic characteristics, therefore the Company’s properties have been aggregated into one reportable segment.
Investment in and Valuation of Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition related expenses, or construction and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.
All assets are depreciated on a straight line basis. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss. The Company had no assets with indicators of potential impairment as of June 30, 2009 and December 31, 2008.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2009
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used by its management in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to lease intangibles. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles are included in intangible lease assets in the accompanying condensed consolidated unaudited balance sheets and are amortized to expense over the lesser of the useful life or the remaining term of the respective leases.
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
Revenue Recognition
Certain properties have leases where minimum rent payments increase during the term of the lease. The Company records rental revenue for the full term of each lease on a straight-line basis. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents or increases related to changes in the consumer price index, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period the related costs are incurred.
Rents and Tenant Receivables
Rents and tenant receivables primarily includes amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries from tenants. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2009
Concentration of Credit Risk
As of June 30, 2009, the Company had cash on deposit in three financial institutions, of which one had deposits in excess of current federally insured levels, totaling approximately $86.8 million; however, the Company has not experienced any losses in such accounts. The Company limits investment of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.
As of June 30, 2009, two tenants in the home improvement, one tenant in the restaurant, two tenants in the drugstore, one tenant in sporting goods, and one tenant in the discount retail industries comprised approximately 20%, 16%, 13%, 12%, and 12%, respectively, of 2009 gross annualized base rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of June 30, 2009, 15 of the Company’s properties were located in Texas, seven were located in Virginia, and three were located in Nevada, accounting for approximately 18%, 11%, and 13% of 2009 gross annualized base rental revenues.
NOTE 3 — FAIR VALUE MEASUREMENTS
SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement and most of the provisions were effective for the Company beginning January 1, 2008.
FASB Staff Position (“FSP”) No. SFAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly, (“FSP No. FAS 157-4”) provides guidance on determining fair value when market activity has decreased. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“SFAS 115-2 and SFAS 124-2”) addresses other-than-temporary impairments for debt securities. The Company adopted the provisions of SFAS No. 157, as amended, on January 1, 2008 and elected to early adopt FSP No. FAS 157-4 and SFAS No. 115-2 and SFAS 124-2 beginning January 1, 2009.
Fair value is defined by SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as defined in SFAS No. 157. The three levels are as follows:
Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
Level 3 — Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), as amended by FSP FAS 107-1, requires disclosure of fair value of all financial instruments in interim financial statements as well as in annual financial statements.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents, restricted cash, rents and tenant receivable, prepaid expenses and mortgage loan deposits and accounts payable and accrued expenses — The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization. The Company’s investments in highly liquid money market funds are valued using level 1 inputs.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2009
Notes payable — The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of June 30, 2009. The fair value and carrying value of notes payable outstanding was approximately $29.9 million at June 30, 2009. There were no notes payable outstanding at December 31, 2008.
NOTE 4 — REAL ESTATE ACQUISITIONS
During the six months ended June 30, 2009, the Company acquired a 100% interest in 57 commercial properties, including 49 single-tenant, freestanding retail properties, and eight land parcels subject to ground leases, for an aggregate purchase price of approximately $253.0 million. Six of the commercial properties were acquired from affiliates of the Company’s advisor. A majority of the Company’s board of directors, including all of the Company’s independent directors, not otherwise interested in the acquisitions approved the acquisitions as being fair and reasonable to the Company and that the cost to the Company was not in excess of the current appraised value of the properties or the cost of the properties to the affiliates. In addition to cash from net proceeds of the Offering, the Company financed the acquisitions with approximately $41.6 million of variable rate loans from affiliates of the Company’s advisor. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The Company allocated the aggregate purchase price of approximately $114.9 million to land, approximately $98.1 million to building and improvements, approximately $38.7 million to acquired in-place leases, approximately $4.9 million to acquired below-market leases, and approximately $6.2 to acquired above-market leases during the six months ended June 30, 2009. During the six months ended June 30, 2009 the Company expensed approximately $6.6 million of acquisition costs related to the acquisitions.
The Company recorded revenues for the three and six months ended June 30, 2009 of approximately $2.7 million and approximately $3.5 million, respectively, and net losses for the three and six months ended June 30, 2009 of approximately $2.8 million and approximately $4.9 million, respectively, related to the Company’s acquisitions.
The following information summarizes selected financial information from the combined results of operations of the Company, as if all of the Company’s acquisitions were completed as of the beginning of each period presented. The Company did not complete any acquisitions during the period from January 22, 2008 to December 31, 2008.
The Company estimated that revenues, on a pro forma basis, for the three and six months ended June 30, 2009, would have been approximately $5.4 million and $10.7 million, respectively, and net income, on a pro forma basis, for the three and six months ended June 30, 2009 would have been approximately $405,000 and approximately $793,000, respectively.
The Company estimated that revenues, on a pro forma basis, for the three months ended June 30, 2008, and for the period from January 22, 2008 (date of inception) to June 30, 2008 would have been approximately $5.4 million and $9.5 million, respectively and net income (loss), on a pro forma basis, for the three months ended June 30, 2008 and for the period from January 22, 2008 (date of inception) to June 30, 2008 would have been approximately $405,000 and ($47,000), respectively.
This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.
NOTE 5 —NOTES PAYABLE
During the six months ended June 30, 2009, the Company entered into four mortgage notes payable totaling approximately $29.9 million, each with an interest rate of 6.45%, which remained outstanding at June 30, 2009. The mortgage notes payable mature on various dates from January 2013 through March 2013, with a weighted average remaining term of approximately 3.5 years. Each of the mortgage notes payable are secured by each of the respective properties on which the debt was placed. The mortgage notes payable are generally non-recourse to the Company and CCPT III OP, but both are liable for customary non-recourse carve-outs.
During the six months ended June 30, 2009, the Company entered into eight loans totaling approximately $41.6 million, all of which were variable rate debt that bore interest at the 3-month LIBOR rate plus 250 basis points and were secured by the membership interest held by CCPT III OP and certain wholly-owned subsidiaries of CCPT III OP. Of the $41.6 million, approximately $13.9 million was borrowed from Series B, LLC (“Series B”), approximately $15.7 million was borrowed from Series C, LLC (“Series C”), and approximately $12.0 million was borrowed from Series D, LLC (“Series D”), each of which is an affiliate of the Company’s advisor. The loans from Series C and Series D contain a revolving line of credit feature that allows the Company to borrow up to approximately $15.7 million and approximately $12.0 million, respectively, and each loan matures in January 2010. The loan from Series B matured on March 31, 2009. The Company’s board of directors, including all of the independent directors not otherwise interested in the transactions, approved the loans as fair, competitive and commercially reasonable, and determined that their terms were no less favorable to the Company than loans between unaffiliated third parties under similar circumstances. The loans were repaid in full during the six months ended June 30, 2009, with gross offering proceeds and cash flows generated from operations. The Company paid approximately $184,000 of interest related to the aforementioned loans from affiliated entities during the six months ended June 30, 2009.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2009
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending, or known to be contemplated, against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on its consolidated financial statements.
NOTE 7 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
Certain affiliates of the Company received, and will continue to receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Company. Cole Capital Corporation (“Cole Capital”), the Company’s affiliated dealer manager, received and will continue to receive, a selling commission of up to 7.0% of gross offering proceeds, before reallowance of commissions earned by participating broker-dealers, in connection with the Offering. Cole Capital intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, Cole Capital received, and will continue to receive, 2.0% of gross offering proceeds, before reallowance to participating broker-dealers, as a dealer-manager fee in connection with the Offering. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer-manager fees are paid to Cole Capital or other broker-dealers in respect to shares sold under the DRIP. During the three and six months ended June 30, 2009, the Company paid approximately $20.1 million and approximately $31.8 million, respectively, to Cole Capital for selling commissions and dealer manager fees, of which approximately $17.8 million and approximately $27.9 million, respectively, was reallowed to participating broker-dealers. No such fees were paid to Cole Capital during the period from January 22, 2008 (date of inception) to June 30, 2008.
All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by CR III Advisors or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. During the three and six months ended June 30, 2009, the Company reimbursed CR III Advisors approximately $3.4 million and approximately $5.3 million, respectively, for organization and offering expenses of the Offering. No amounts were reimbursed to CR III Advisors during the period from January 22, 2008 (date of inception) to June 30, 2008. At June 30, 2009, approximately $344,000 of such costs had been incurred by CR III Advisors but had not been reimbursed by the Company.
CR III Advisors or its affiliates also receive acquisition and advisory fees of up to 2.0% of the contract purchase price of each asset for the acquisition, development or construction of properties and will be reimbursed for acquisition costs incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction does not exceed 6.0% of the contract purchase price. The Company expects acquisition expenses to be approximately 0.5% of the purchase price of each property. During the three and six months ended June 30, 2009, the Company paid an affiliate of CR III Advisors approximately $3.3 million and approximately $5.1 million, respectively, for acquisition fees. No such fees were paid to CR III Advisors during the period from January 22, 2008 (date of inception) to June 30, 2008. During the three and six months ended June 30, 2009, the Company reimbursed CR III Advisors approximately $73,000 for acquisition costs incurred in the process of acquiring properties. No such costs were reimbursed to CR III Advisors during the period from January 22, 2008 (date of inception) to June 30, 2008.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2009
If CR III Advisors, or its affiliates, provides substantial services, as determined by the independent directors, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay CR III Advisors or its affiliates a financing coordination fee equal to 1% of the amount available under such financing; provided however, that CR III Advisors or its affiliates shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which CR III Advisors or its affiliates received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to CR III Advisors or its affiliates as the Company acquires such permanent financing. In addition, with respect to any revolving line of credit, CR III Advisors or its affiliates will receive financing coordination fees only in connection with amounts being drawn for the first time and not upon any re-drawing of amounts that had been repaid by the Company. During the three and six months ended June 30, 2009, the Company paid to CR III Advisors approximately $300,000 for finance coordination fees. No such fees were paid to CR III Advisors during the period from January 22, 2008 (date of inception) to June 30, 2008.
The Company pays, and expects to continue to pay, to Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Property management fees are expected to equal 2.0% of revenue for single-tenant properties and 4.0% of revenue for multi-tenant properties and leasing commissions will be at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. During the three and six months ended June 30, 2009, the Company paid to Cole Realty Advisors approximately $44,000 and approximately $65,000, respectively, for property management fees. During the period from January 22, 2008 (date of inception) to June 30, 2008, the Company did not pay any property management fees to Cole Realty Advisors.
The Company pays to CR III Advisors an annualized asset management fee of 0.50% of the aggregate asset value of the Company’s assets (the “Asset Management Fee”). The fee is payable monthly in an amount equal to 0.0417% of aggregate asset value as of the last day of the immediately preceding month. During the three and six months ended June 30, 2009, the Company paid to CR III Advisors approximately $164,000 and approximately $217,000, respectively, for asset management fees. No such fees were paid to CR III Advisors during the period from January 22, 2008 (date of inception) to June 30, 2008.
If CR III Advisors or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay CR III Advisors or its affiliates up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 3% of the sales price of each property sold. In no event will the combined real estate commission paid to CR III Advisors, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% cumulative, non-compounded annual return, then CR III Advisors is entitled to receive 15% of the remaining net sale proceeds. During the three and six months ended June 30, 2009, the Company did not pay any fees or amounts to CR III Advisors or its affiliates relating to the sale of properties. No such fees were paid to CR III Advisors or its affiliates during the period from January 22, 2008 (date of inception) to June 30, 2008.
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

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2009
The Company will reimburse CR III Advisors for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CR III Advisors for any amount by which its operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors find that a higher level of expense is justified for that year based on unusual and non-recurring factors. The Company will not reimburse CR III Advisors for personnel costs in connection with services for which CR III Advisors receives acquisition fees or real estate commissions. During the three and six months ended June 30, 2009, the Company did not reimburse CR III Advisors for any such costs. No such fees were paid to CR III Advisors or its affiliates during the period from January 22, 2008 (date of inception) to June 30, 2008.
In connection with the real estate acquisitions noted above in Note 4, the Company entered into eight loans totaling approximately $41.6 million, all of which were variable rate debt that bore interest at the 3-month LIBOR rate plus 250 basis points and were secured by the membership interest held by CCPT III OP and certain wholly-owned subsidiaries of CCPT III OP. Of the $41.6 million, approximately $13.9 million was borrowed from Series B, approximately $15.7 million was borrowed from Series C, and approximately $12.0 million was borrowed from Series D, each of which is an affiliate of the Company’s advisor. The loans from Series C and Series D contain a revolving line of credit feature that allows the Company to borrow up to approximately $15.7 million and approximately $12.0 million, respectively and each loan matures in January 2010. The loan from Series B matured on March 31, 2009. The Company’s board of directors, including all of the independent directors not otherwise interested in the transactions, approved the loans as fair, competitive and commercially reasonable, and determined that their terms were no less favorable to the Company than loans between unaffiliated third parties under similar circumstances. The loans were repaid in full during the six months ended June 30, 2009, with gross offering proceeds and cash flows generated from operations. The Company paid approximately $184,000 of interest related to the aforementioned loans from affiliated entities.
During the six months ended June 30, 2009, the Company acquired a 100% interest in six commercial properties from affiliates of the Company’s advisor for an aggregate purchase price of approximately $46.2 million. A majority of the Company’s board of directors, including all of the Company’s independent directors, not otherwise interested in the acquisitions, approved the acquisitions as being fair and reasonable to the Company, and that the cost to the Company was not in excess of the current appraised value of the properties or the cost of the properties to the affiliates.
NOTE 8 — ECONOMIC DEPENDENCY
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
NOTE 9 — NEW ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) became effective for the Company for any business combinations occurring on or after January 1, 2009. The adoption of SFAS No. 141(R) has had a material impact on the condensed consolidated unaudited financial statements due to the expensing of acquisition costs, which previously would have been capitalized under SFAS No. 141. The Company expensed approximately $4.3 million and approximately $6.6 million of acquisition expenses during the three and six months ended June 30, 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51 (“SFAS No. 160”). This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 was effective for the Company on January 1, 2009. The provisions of this standard are applied retrospectively upon adoption. The adoption of SFAS No. 160 has not had a material impact on the Company’s condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2009
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for the Company beginning April 1, 2009. The additional disclosures required by this pronouncement are included in Note 10 below.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification™ (the “Codification”) will become the source of authoritative GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On its effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification will be effective for the Company’s condensed consolidated unaudited financial statements beginning with the three months ending September 30, 2009. Because the Codification is not intended to change GAAP, the Company does not expect it to have a material impact on our condensed consolidated unaudited financial statements.
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q on August 14, 2009.
Sale of Shares of Common Stock
As of August 14, 2009, the Company had received approximately $494.4 million in gross offering proceeds through the issuance of approximately 49.5 million shares of its common stock in the Offering (including shares sold pursuant to the DRIP). As of August 14, 2009, approximately 181.0 million shares remained available for sale to the public for an aggregate offering price of approximately $1.8 billion in the Offering, exclusive of shares available under the DRIP.
Real Estate Acquisitions
Subsequent to June 30, 2009, the Company acquired a 100% interest in 24 commercial real estate properties for an aggregate purchase price of approximately $120.8 million. The acquisitions were acquired with net proceeds of the Offering. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide the disclosures included in Note 4 for these properties. Acquisition related expenses were expensed as incurred.

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
Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
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
As of June 30, 2009, we owned 49 single-tenant, freestanding retail properties and eight land parcels subject to ground leases, of which 100% of the rentable space was leased. During the three months ended June 30, 2009, we acquired 43 single-tenant, freestanding retail properties and five land parcels subject to ground leases. During the six months ended June 30, 2009, we acquired 49 single-tenant, freestanding retail properties and eight land parcels subject to ground leases (See Note 4 to the condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q). We did not acquire any real estate investments during the period from January 22, 2008 (date of inception) through June 30, 2008. Our results of operations are not indicative of those expected in future periods as we expect that rental income, operating expenses, property and asset management fees, acquisition expenses, depreciation expense, and interest expense will each increase in the future as we acquire additional properties and as our current properties are owned for an entire reporting period.

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
The current economic environment has lead to higher unemployment and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets causing higher tenant vacancies, declining rental rates, and declining property values. As of June 30, 2009, 100% of our rentable square feet was under lease. However, if the current economic recession persists, we may experience vacancies or be required to reduce rents on occupied space. If we do experience vacancies, we expect that our advisor will actively seek to lease our vacant space, however, as retailers and other tenants have been reducing their store expansion plans the amount of time required to re-tenant a property has been increasing.
Results of Operations
Three months ended June 30, 2009
On January 6, 2009, we commenced our principal operations when we issued the initial 262,059 shares of our common stock in the Offering. Prior to such date, we were considered a development stage company. During the three months ended June 30, 2009, we acquired 43 single-tenant, freestanding retail properties and five land parcels subject to ground leases. Because we did not commence principal operations until January 6, 2009, comparative financial data is not presented for the period from January 22, 2008 (date of inception) to June 30, 2008.
Revenue for the three months ended June 30, 2009, totaled approximately $2.7 million. For the three months ended June 30, 2009, property operating expenses were approximately $12,000, and depreciation and amortization expenses were approximately $605,000. Acquisition costs expensed totaled approximately $4.3 million, which were related to our real estate acquisitions during the three months ended June 30, 2009.
General and administrative expenses for the three months ended June 30, 2009 totaled approximately $313,000 primarily relating to fees paid to our independent directors, accounting and legal fees, and state franchise and income taxes.
Property and asset management fees for the three months ended June 30, 2009 totaled approximately $208,000. Property management fees and asset management fees are directly related to the value of real estate owned by us or the rental income generated by such assets. During the three months ended June 30, 2009, the average aggregate value of our real estate assets was $175.9 million.
Our property acquisitions during the three months ended June 30, 2009, were initially financed with proceeds from our Offering, and we subsequently obtained approximately $29.9 million of fixed rate loans secured by four of our properties. During the three months ended June 30, 2009, we incurred interest expense of approximately $58,000. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets fitting our investment needs.

Interest income during the three months ended June 30, 2009 totaled approximately $74,000. The amount of interest income earned is related to the amount of uninvested cash during the period and interest rates earned on the uninvested cash.
Six months ended June 30, 2009
Revenue for the six months ended June 30, 2009 totaled approximately $3.5 million. For the six months ended June 30, 2009, property operating expenses were approximately $20,000, and depreciation and amortization expenses were approximately $864,000. Acquisition costs expensed totaled approximately $6.6 million, which were related to our real estate acquisitions for the six months ended June 30, 2009.
General and administrative expenses for the six months ended June 30, 2009 totaled approximately $468,000, primarily relating to accounting and legal fees, independent directors fees, state franchise and income taxes and other organization costs.
Property and asset management fees for the six months ended June 30, 2009 totaled approximately $282,000. Property management fees and asset management fees are directly related to the value of real estate owned by us or the rental income generated by such assets. During the six months ended June 30, 2009, the average aggregate value of our real estate assets was $129.0 million.
Our property acquisitions during the six months ended June 30, 2009, were initially financed with proceeds from our Offering and approximately $41.6 million of variable rate loans obtained from affiliates of our advisor. We subsequently repaid the variable rate loans and obtained approximately $29.9 million of fixed rate loans secured by four of our properties. During the six months ended June 30, 2009, we incurred interest expense of approximately $242,000. The $41.6 million in variable rate loans was repaid with proceeds from our Offering during the six months ended June 30, 2009. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets fitting our investment needs.
Interest income during the six months ended June 30, 2009 totaled approximately $94,000. The amount of interest income earned is related to the amount of uninvested cash during the period and interest rates earned on the uninvested cash.

Modified Funds from Operations
Modified funds from operations (“MFFO”) is a non-GAAP supplemental financial performance measure that our management uses in evaluating the operating performance of our real estate investments. Similar to Funds from Operations (“FFO”), a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) widely recognized as a measure of operating performance, FFO excludes items such as depreciation and amortization. However, changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. As a result, we utilize MFFO to evaluate the operating performance of its real estate investments. In addition to the adjustments in FFO, MFFO also excludes acquisition related expenses, which are required to be expensed in accordance with SFAS No. 141 (R). We believe that MFFO, which excludes these costs, is more representative of the performance of our real estate portfolio as acquisition related expenses are funded with proceeds from the Offering and accordingly will not be incurred in future periods for real estate acquired during the periods presented below. We believe that MFFO reflects the overall operating performance of our real estate portfolio, which is not immediately apparent from reported net loss. As such, we believe MFFO, in addition to net loss and cash flows from operating activities, each as defined by GAAP, is a meaningful supplemental performance measure and is useful in understanding how our management evaluates our ongoing operating performance.
However, MFFO should not be considered as an alternative to net loss or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.
Our calculation of MFFO, and a reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the periods as indicated:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Net loss	$(2,752,676)	$(4,931,670)
Add:
Depreciation of real estate assets	294,981	460,302
Amortization of lease related costs	310,234	404,138
Acquisition related expenses	4,289,517	6,634,564

MFFO	$2,142,056	$2,567,334

Set forth below is additional information that may be helpful in assessing our operating results:
•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $177,000 and $181,000 during the three months and six months ended June 30, 2009, respectively.
Liquidity and Capital Resources
General
Our principal demands for funds are for real estate and real estate-related investments, the payment of acquisition related expenses, the payment of operating expenses and distributions to stockholders and payment of principal and interest on any future outstanding indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from leased properties, and interest earned on our cash balances. We expect to continue to raise capital through our ongoing Offering of common stock and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of June 30, 2009, we had raised approximately $355.6 million in the Offering.
As of June 30, 2009, we had cash and cash equivalents of approximately $87.9 million. Additionally, as of June 30, 2009, we had unencumbered properties with a gross book value of approximately $223.1 million that may be used as collateral to secure additional financing in future periods.

Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from the Offering. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organization costs associated with the Offering are initially paid by CR III Advisors, which will be reimbursed for such costs up to 1.5% of the capital raised by us in the Offering. As of June 30, 2009, our Advisor has paid approximately $5.6 million of offering and organization costs and we have reimbursed CR III Advisors for approximately $5.3 million of such costs.
During the six months ended June 30, 2009, we paid distributions to our stockholders of approximately $3.0 million, including approximately $1.7 million through the issuance of shares pursuant to our DRIP. The distributions were funded by adjusted cash flows from operations of approximately $3.4 million. Adjusted cash flows from operations consists of cash flows used in operations of approximately ($3.2 million) adjusted to add back approximately $6.6 million of real estate acquisition related expenses incurred during the period and expensed in accordance with SFAS 141(R).
Adjusted cash flows from operations is a non-GAAP financial measure and does not represent cash flows from operations. Cash flows from operations as defined by GAAP is the most relevant measure in determining our ability to generate cash from our real estate investments because adjusted cash flows from operations includes adjustments that investor may deem subjective, such as adding back acquisition related expenses. Accordingly, adjusted cash flows from operations should not be considered as an alternative to cash flows from operations. We consider adjusted cash flows from operations to be a meaningful measure of the source of cash used to pay distributions to investors, as it adds back real estate acquisition related expenses, which are a one-time occurrence, used for income generating investments that have a long-term benefit, to arrive at the ongoing cash flows from operating our real estate assets. We consider the real estate acquisition related expenses to have been funded by proceeds from our ongoing Offering because the expenses were incurred to acquire our real estate investments.
On June 29, 2009, our board of directors declared a daily distribution of $.001849316 per share, which equates to 6.75% on an annualized basis based on a $10.00 per share purchase price, for stockholders of record as of the close of business on each day of the period commencing on July 1, 2009 and ending on September 30, 2009. The payment date for each of the daily distributions of the period commencing on July 1, 2009 and ending on July 31, 2009 will be in August 2009. The payment date for each of the daily distributions of the period commencing on August 1, 2009 and ending August 31, 2009 will be in September 2009. The payment date for each of the daily distributions of the period commencing on September 1, 2009 and ending on September 30, 2009 will be in October 2009.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments, the payment of acquisition related expenses, for the payment of operating expenses and distributions to stockholders, and for the payment of interest and principal on any future indebtedness. Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of our Offering and from debt financings. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds of our Offering, cash advanced to us by our advisor, and/or borrowings in anticipation of future cash flow.
Pursuant to our charter, we are required to limit our aggregate borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) or fair value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair value of our gross assets unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. During the six months ended June 30, 2009, we obtained borrowings that caused our leverage ratio at certain times to exceed the 60% limitation, which was approved by our independent directors. The independent directors believed such borrowing levels were justified for the following reasons:
•	the borrowings enabled us to purchase the properties and earn rental income more quickly;

•	the property acquisitions were likely to increase the net offering proceeds from our initial public offering by allowing us to show potential investors actual acquisitions, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital; and

•	based on expected equity sales at the time and scheduled maturities of our short-term variable rate debt, leverage was likely to exceed the charter’s guidelines only for a limited period of time.

Our contractual obligations as of June 30, 2009, were as follows:

	Payments due by period
		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years
Principal payments — fixed rate debt	$29,890,000	$—	$29,890,000	$—	$—
Interest payments — fixed rate debt	7,040,373	1,927,905	5,112,468	—	—

Total	$36,930,373	$1,927,905	$35,002,468	$—	$—

Cash Flow Analysis
Operating Activities. Net cash used in operating activities was approximately $3.2 million for the six months ended June 30, 2009, primarily due to a net loss of approximately $4.9 million, which was due primarily to acquisition costs expensed during the period of approximately $6.6 million, offset primarily by deferred rent received of approximately $947,000. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was approximately $252.2 million for the six months ended June 30, 2009 due to the acquisition of 49 commercial properties and eight land parcels subject to ground leases during the six months ended June 30, 2009.
Financing Activities. Net cash provided by financing activities was approximately $343.1 million for the six months ended June 30, 2009, primarily due to net proceeds from the issuance of common stock under the Offering of approximately $316.7 million and proceeds from notes payable of approximately $29.9 million.
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
Inflation
We are exposed to inflation risk as income from long-term leases will be the primary source of our cash flows from operations. We expect there will be provisions in many of our tenant leases that will protect us from, and mitigate the risk of, the impact of inflation. These provisions may include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, most of our leases will require the tenant to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property. However, due to the long-term nature of the leases, the leases may not reset frequently enough to adequately offset the effects of inflation.

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
Commitments and Contingencies
We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 6 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CR III Advisors and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, CR III Advisors or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, asset and property management fees and reimbursement of operating costs. See Note 7 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to June 30, 2009 through the date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. Such events include:
•	Sale of shares of common stock; and

•	Acquisition of various properties.
New Accounting Pronouncements
Refer to Note 9 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation of applicable new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2009, we had approximately $29.9 million of fixed rate debt outstanding. As of June 30, 2009, we had no variable rate debt outstanding and therefore are not directly exposed to interest rate changes. In the future we may obtain variable rate debt financing to fund certain property acquisitions, and may be exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a given variable rate financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4T.	Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
No change occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On January 6, 2009, we issued the initial 262,059 shares in the Offering. Prior to such date, the Company was considered a development stage company. As of June 30, 2009, we had issued approximately 35.6 million shares for gross offering proceeds of approximately $355.6 million, out of which we paid costs of approximately $6.6 million in acquisition related expenses, approximately $31.8 million in selling commissions and dealer manager fees, and approximately $5.3 million in organization and offering costs to CR III Advisors or its affiliates. With the net offering proceeds, we acquired approximately $253.0 million in real estate. As of August 14, 2009, we have sold approximately 49.5 million shares in our Offering for gross offering proceeds of approximately $494.4 million.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2009 that would require a response to this Item.

Item 4.	Submission of Matters to a Vote of Security Holders
The Company held its 2009 Annual Meeting of Stockholders on May 28, 2009. All nominees standing for election as directors were elected.
The voting results for each of the three persons nominated were as follows:

Nominee	Votes For	Votes Withheld	Abstentions
Christopher H. Cole	5,964,589	111,748	N/A
Thomas A. Andruskevich	5,957,265	119,073	N/A
Marcus E. Bromley	5,971,073	105,264	N/A
Scott P. Sealy	5,968,075	108,263	N/A
Leonard W. Wood	5,967,825	108,513	N/A
There are no other members of the Company’s Board of Directors.

Item 5.	Other Information
No events occurred during the three months ended June 30, 2009 that would require a response to this Item.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

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
D. Kirk McAllaster, Jr.
Executive Vice President and Chief Financial Officer
Date: August 14, 2009

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1
First Mortgage, Security Agreement and Fixture Filing, dated as of June 22, 2009, by and between Cole WM Albuquerque NM, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009)

10.2
Junior Mortgage, Security and Fixture Filing Agreement, dated as of June 22, 2009, by and between Cole WM Albuquerque NM, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009)

10.3
Promissory Note, dated June 22, 2009, by and between Cole WM Albuquerque NM, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009)

10.4
First Deed of Trust, Security Agreement and Fixture Filing, dated as of June 22, 2009, by and between Cole MT Las Vegas NV, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009)

10.5
Promissory Note, dated June 22, 2009, by and between Cole MT Las Vegas NV, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009)

10.6
First Mortgage, Security Agreement and Fixture Filing, dated as of June 22, 2009, by and between Cole WG South Yale Avenue (Tulsa) OK, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009)

10.7
Promissory Note, dated June 22, 2009, by and between Cole WG South Yale Avenue (Tulsa) OK, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009)

10.8
First Deed of Trust, Security Agreement and Fixture Filing, dated June 22, 2009, by and between Cole WG Fredericksburg VA, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009)

10.9
First Deed of Trust, Security Agreement and Fixture Filing, dated June 22, 2009, by and between Cole WG Fredericksburg VA, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009)

31.1
Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	*
Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.