Form 10-Q
period 2009-09-30
Cole Credit Property Trust III, Inc.
filed 2009-11-12
CIK 1425923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-149290
COLE CREDIT PROPERTY TRUST III, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-1846406
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2555 East Camelback Road, Suite 400
Phoenix, Arizona, 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
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
Yes ☐ No ☑
As of November 12, 2009, there were approximately 80,189,791 shares of common stock, par value $0.01, of Cole Credit Property Trust III, Inc. outstanding.

COLE CREDIT PROPERTY TRUST III, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Unaudited Balance Sheets as of September 30, 2009 and December 31, 2008	4

Condensed Consolidated Unaudited Statements of Operations for the three and nine months ended September 30, 2009, for the three months ended September 30, 2008, and for the period from January 22, 2008 (Date of Inception) to September 30, 2008	5

Condensed Consolidated Unaudited Statement of Stockholders’ Equity for the nine months ended September 30, 2009	6

Condensed Consolidated Unaudited Statements of Cash Flows for the nine months ended September 30, 2009 and for the period from January 22, 2008 (Date of Inception) to September 30, 2008	7

Notes to Condensed Consolidated Unaudited Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4T. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 5. Other Information	29

Item 6. Exhibits	29

Signatures	30

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three and nine months ended September 30, 2009, have been prepared by Cole Credit Property Trust III, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the period from January 22, 2008 (date of inception) to December 31, 2008. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
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

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS
Investment in real estate assets:
Land	$174,012,191	$—
Buildings and improvements, less accumulated depreciation of $1,472,934	189,526,781	—
Acquired intangible lease assets, less accumulated amortization of $1,238,783	72,407,018	—

Total investment in real estate assets, net	435,945,990	—
Cash and cash equivalents	217,505,378	172,493
Restricted cash	1,500,183	2,849,043
Rents and tenant receivables	1,574,583	—
Prepaid expenses, mortgage loan deposits and other assets	312,724	11,293
Deferred financing costs, less accumulated amortization of $95,641	2,022,197	—

Total assets	$658,861,055	$3,032,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$79,890,000	$—
Accounts payable and accrued expenses	1,309,977	84,934
Escrowed investor proceeds	1,443,931	2,849,043
Due to affiliates	237,541	—
Acquired below market lease intangibles, less accumulated amortization of $222,698	12,933,147	—
Distributions payable	3,294,502	—
Derivative liabilities	293,413	—
Deferred rent and other liabilities	1,111,745	—

Total liabilities	100,514,256	2,933,977

Redeemable common stock	5,558,875	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 64,527,332 and 20,000 shares issued and outstanding, respectively	645,273	200
Capital in excess of par value	571,644,832	199,800
Accumulated distributions in excess of earnings	(19,208,768)	(101,148)
Accumulated other comprehensive loss	(293,413)	—

Total stockholders’ equity	552,787,924	98,852

Total liabilities and stockholders’ equity	$658,861,055	$3,032,829

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

				For the period from
				January 22, 2008
			Nine Months Ended	(Date of Inception) to
	Three Months Ended September 30,		September 30,	September 30,
	2009	2008	2009	2008
Revenues:
Rental and other income	$7,590,106	$—	$11,071,246	$—
Tenant reimbursement income	109,329	—	112,684	—

Total revenue	7,699,435	—	11,183,930	—

Expenses:
General and administrative expenses	752,974	—	1,220,781	—
Property operating expenses	188,198	—	208,406	—
Property and asset management expenses	651,823	—	933,645	—
Acquisition related expenses	4,664,775	—	11,299,339	—
Depreciation	1,012,632	—	1,472,934	—
Amortization	707,729	—	1,111,867	—

Total operating expenses	7,978,131	—	16,246,972	—

Operating loss	(278,696)	—	(5,063,042)

Other income (expense):
Interest income	142,944	1,003	237,155	3,022
Interest expense	(838,477)	—	(1,080,012)	—

Total other income (expense)	(695,533)	1,003	(842,857)	3,022

Net (loss) income	$(974,229)	$1,003	$(5,905,899)	$3,022

Weighted average number of common shares outstanding:
Basic and diluted	49,537,023	20,000	26,146,998	20,000

Net (loss) income per common share:
Basic and diluted	$(0.02)	$0.05	$(0.23)	$0.15

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock			Distributions in	Accumulated Other
	Number of		Capital in Excess	Excess of	Comprehensive	Total Stockholders’
	Shares	Par Value	of Par Value	Earnings	Loss	Equity
Balance, December 31, 2008	20,000	$200	$199,800	$(101,148)	$—	$98,852
Issuance of common stock	64,527,420	645,274	643,687,572	—	—	644,332,846
Distributions	—	—	—	(13,201,721)	—	(13,201,721)
Commissions on stock sales and related dealer manager fees	—	—	(56,898,764)	—	—	(56,898,764)
Other offering costs	—	—	(9,591,279)	—	—	(9,591,279)
Redemptions of common stock	(20,088)	(201)	(193,622)	—	—	(193,823)
Redeemable common stock	—	—	(5,558,875)	—	—	(5,558,875)
Net loss	—	—	—	(5,905,899)	—	(5,905,899)
Unrealized loss on interest rate swaps	—	—	—	—	(293,413)	(293,413)

Balance, September 30, 2009	64,527,332	$645,273	$571,644,832	$(19,208,768)	$(293,413)	$552,787,924

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

		For the Period From
		January 22, 2008
	Nine Months Ended	(Date of Inception) to
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net (loss) income	$(5,905,899)	$3,022
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,472,934	—
Amortization	1,016,085	—
Amortization of deferred financing costs	95,641	—
Changes in assets and liabilities:
Rents and tenant receivables	(1,574,583)	—
Prepaid expenses and other assets	(276,431)	—
Accounts payable and accrued expenses	1,225,043	—
Due to affiliates	213,072	—
Deferred rent and other liabilities	1,111,745	—

Net cash (used in) provided by operating activities	(2,622,393)	3,022

Cash flows from investing activities:
Change in restricted cash	1,348,860	—
Investments in real estate and related assets	(425,501,862)	—

Net cash used in investing activities	(424,153,002)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	638,580,148	200,000
Offering costs on issuance of common stock	(66,465,574)	—
Redemptions of common stock	(193,823)	—
Distributions to investors	(4,154,521)	—
Proceeds from notes payable	79,890,000	—
Proceeds from affiliate notes payable	41,581,000	—
Repayment of affiliate notes payable	(41,581,000)	—
Escrowed investor proceeds liability	(1,405,112)	—
Payment of loan deposits	(1,597,800)	—
Refund of loan deposits	1,572,800	—
Deferred financing costs paid	(2,117,838)	—

Net cash provided by financing activities	644,108,280	200,000

Net increase in cash and cash equivalents	217,332,885	203,022
Cash and cash equivalents, beginning of period	172,493	—

Cash and cash equivalents, end of period	$217,505,378	$203,022

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$3,294,502	$—

Common stock issued through distribution reinvestment plan	$5,752,698	$—

Unrealized loss on interest rate swaps	$(293,413)	$—

Supplemental Cash Flow Disclosures:
Interest paid	$576,791	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2009
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
On January 6, 2009, the Company issued the initial 262,059 shares under the Offering and commenced its principal operations. Prior to such date, the Company was considered a development stage company. As of September 30, 2009, the Company had issued approximately 64.5 million shares of its common stock in the Offering, including approximately 63.9 million shares sold in the primary offering and approximately 606,000 shares sold pursuant to the distribution reinvestment plan, (the “DRIP”), for gross offering proceeds of approximately $644.3 million before offering costs and selling commissions of approximately $66.5 million. As discussed in the Registration Statement, the Company intends to use substantially all of the net proceeds from this offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of retail and other income producing commercial properties located throughout the United States, including U.S. protectorates.
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
September 30, 2009
Restricted Cash and Escrowed Investor Proceeds
The Company is currently engaged in a public offering of its common stock. Included in restricted cash was escrowed investor proceeds for which shares of common stock had not been issued of approximately $1.4 million and approximately $2.8 million as of September 30, 2009 and December 31, 2008, respectively. Restricted cash also included approximately $52,000 of lender reserves to be held in accordance with the respective lender’s loan agreement and approximately $4,000 of property escrow deposits as of September 30, 2009.
Redeemable Common Stock
The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the Company’s DRIP. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, the Company accounts for proceeds received from its DRIP as redeemable common stock, outside of permanent equity. As of September 30, 2009, the Company had issued approximately 606,000 shares of common stock under the DRIP, for cumulative proceeds of approximately $5.8 million under its DRIP, which are recorded as redeemable common stock, net of redemptions, in the condensed consolidated unaudited balance sheets. As of December 31, 2008, the Company had not issued any shares of common stock under the DRIP. The Company’s share redemption program permits investors to sell shares back to the Company after they have held them for at least one year, subject to significant conditions and limitations. The Company may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances. As of September 30, 2009, the Company had redeemed approximately 20,000 shares of common stock for an aggregate price of approximately $194,000. The Company had not redeemed any shares of common stock as of December 31, 2008.
Reportable Segments
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s only operating segment consists of commercial properties, which include activities related to investing in real estate including retail properties. The commercial properties are geographically diversified throughout the United States, and the Company’s chief operating decision maker evaluates operating performance on an overall portfolio level. These commercial properties have similar economic characteristics; therefore the Company’s properties have been aggregated into one reportable segment.
Investment in and Valuation of Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition related expenses, or construction and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance costs are expensed as incurred.
All assets are depreciated on a straight line basis. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss. The Company had no assets with indicators of potential impairment as of September 30, 2009 or December 31, 2008.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2009
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used by its management in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to lease intangibles. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities. Above market lease values are amortized as an adjustment of rental income over the lesser of the useful life or the remaining terms of the respective leases. Below market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.
The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles are capitalized as intangible lease assets and are amortized to expense over the lesser of the useful life or the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
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
September 30, 2009
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
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Amortization of deferred financing costs for the three and nine months ended September 30, 2009 was approximately $89,000 and approximately $96,000, respectively, and was recorded in interest expense in the condensed consolidated unaudited statements of operations.
Due to Affiliates
Certain affiliates of the Company received, and will continue to receive fees, reimbursements, and compensation in connection with the Offering, and the acquisition, management, leasing and sale of the assets of the Company. As of September 30, 2009, approximately $238,000 remained payable to the affiliates for services provided on behalf of the Company.
Derivative Instruments and Hedging Activities
ASC 815, Derivatives and Hedging (“ASC 815”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of ASC 815 are recorded as a gain or loss to operations.
Earnings Per Share
Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted income per share considers the effect of any potentially dilutive share equivalents.
Concentration of Credit Risk
As of September 30, 2009, the Company had cash on deposit in three financial institutions in excess of current federally insured levels, totaling approximately $216.8 million, however, the Company has not experienced any losses in such accounts. The Company limits investment of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.
As of September 30, 2009, two tenants in the drugstore, two tenants in the home improvement, one tenant in the restaurant, one tenant in the department store, and three tenants in the specialty retail industries comprised approximately 24%, 14%, 12%, 11%, and 10%, respectively, of 2009 gross annualized base rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of September 30, 2009, 24 of the Company’s properties were located in Texas, four were located in Nevada, nine were located in Virginia, and four were located in California, accounting for approximately 18%, 11%, 10%, and 10% of 2009 gross annualized base rental revenues.
NOTE 3 — FAIR VALUE MEASUREMENTS
ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement and most of the provisions were effective for the Company beginning January 1, 2008.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2009
Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents, restricted cash, rents and tenant receivables, prepaid expenses and mortgage loan deposits and accounts payable and accrued expenses — The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization. The Company’s investments in highly liquid money market funds are valued using level 1 inputs.
Notes payable — The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of September 30, 2009. The fair value and carrying value of notes payable outstanding each were approximately $79.9 million at September 30, 2009. There were no notes payable outstanding at December 31, 2008.
Derivative Instruments — The Company’s derivative financial liabilities, included on the condensed consolidated unaudited balance sheets, represent the Company’s interest rate swaps. All of the derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on the derivative instruments measured at fair value.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial assets and liabilities.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis at September 30, 2009:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance at	Identical Assets	Observable Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Interest rate swaps	$293,413	$—	$293,413	$—

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2009
NOTE 4 — REAL ESTATE ACQUISITIONS
During the nine months ended September 30, 2009, the Company acquired a 100% interest in 91 commercial properties, including 81 single-tenant, freestanding retail properties and ten land parcels subject to ground leases, for an aggregate purchase price of approximately $425.5 million. The Company financed the acquisitions with net proceeds of the Offering and through the issuance of approximately $121.5 million in mortgage notes, generally secured by certain properties. Six of the commercial properties were acquired from affiliates of the Company’s advisor. A majority of the Company’s board of directors, including all of the Company’s independent directors, not otherwise interested in the acquisitions approved the acquisitions as being fair and reasonable to the Company and that the cost to the Company was not in excess of the current appraised value of the properties or the cost of the properties to the affiliates. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The Company allocated the aggregate purchase price of approximately $174.0 million to land, approximately $191.0 million to building and improvements, approximately $64.9 million to acquired in-place leases, approximately $13.2 million to acquired below-market leases, and approximately $8.8 million to acquired above-market leases during the nine months ended September 30, 2009. During the nine months ended September 30, 2009 the Company expensed approximately $11.3 million of acquisition costs related to the acquisitions.
The Company recorded revenue for the three and nine months ended September 30, 2009 of approximately $7.7 million and approximately $11.2 million, respectively, and net loss for the three and nine months ended September 30, 2009 of approximately $974,000 and approximately $5.9 million, respectively, related to the operations of the Company’s acquired properties.
The following information summarizes selected financial information from the combined results of operations of the Company, as if all of the Company’s acquisitions were completed as of the beginning of each period presented. The Company did not complete any acquisitions during the period from January 22, 2008 to December 31, 2008.
The Company estimated that revenues, on a pro forma basis, for the three and nine months ended September 30, 2009, would have been approximately $10.0 million and $29.3 million, respectively, and net income, on a pro forma basis, for the three and nine months ended September 30, 2009 would have been approximately $1.3 million and approximately $3.7 million, respectively.
The Company estimated that revenues, on a pro forma basis, for the three months ended September 30, 2008, and for the period from January 22, 2008 (date of inception) to September 30, 2008 would have been approximately $10.0 million and $27.1 million, respectively and net income, on a pro forma basis, for the three months ended September 30, 2008 and for the period from January 22, 2008 (date of inception) to September 30, 2008 would have been approximately $1.3 million and $2.6 million, respectively.
This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each period, nor does it purport to represent the results of future operations.
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the notional and fair value of the Company’s derivative instruments. Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 above. The notional value is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.

						Fair Value of Liability
	Balance Sheet		Interest	Effective	Maturity	September 30,	December 31,
Derivatives designated as hedging instruments	Location	Notional Value	Rate	Date	Date	2009	2008
Interest Rate Swaps (1)	Derivative liabilities	$20,000,000	5.95%	9/8/2009	8/29/2012	$(293,413)	$—

(1)	The Company executed 15 swap agreements with identical terms and with an aggregate notional amount of $20.0 million.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2009
Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income or loss.
The following tables summarize the losses on the Company’s derivative instruments and hedging activities.

	Amount of Loss Recognized in Other Comprehensive Loss
	Three months	Nine months	Three months	For the period from
	ended	ended	ended	January 22, 2008
	September 30,	September 30,	September 30,	(Date of Inception) to
Derivatives in Cash Flow Hedging Relationships	2009	2009	2008	September 30, 2008
Interest Rate Swaps (1)	$293,413	$293,413	$—	$ —

(1)	There were no portions relating to the change in the fair value of the interest rate swap agreements that were considered ineffective during the nine months ended September 30, 2009. No previously effective portion of gains or losses that were recorded in accumulated other comprehensive loss during the term of the hedging relationship was reclassified into earnings during the three and nine months ended September 30, 2009.
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment.
The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. In addition, the Company’s fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of the Company’s credit quality. As of September 30, 2009 and December 31, 2008, there have been no termination events or events of default related to the interest rate swaps.
NOTE 6 —NOTES PAYABLE
During the nine months ended September 30, 2009, the Company entered into 20 mortgage notes payable totaling approximately $79.9 million, with fixed interest rates ranging from 5.95% to 6.45% per annum, each of which remained outstanding at September 30, 2009. The mortgage notes payable mature on various dates from August 2012 through September 2019, with a weighted average remaining term of approximately 5.7 years. One lender can reset the interest rate on September 1, 2013, related to approximately $30.0 million of the fixed rate debt, at which time the Company can accept the interest rate through the maturity date of September 1, 2019, or the Company may decide to reject the rate and prepay the loan on September 1, 2013. Each of the mortgage notes payable are secured by each of the respective properties on which the debt was placed. The mortgage notes payable are generally non-recourse to the Company and CCPT III OP, but both are liable for customary non-recourse carve-outs. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities securing the notes payable, was approximately $158.1 million as of September 30, 2009.
During the nine months ended September 30, 2009, the Company also entered into eight loans totaling approximately $41.6 million, all of which were variable rate debt with interest rates benchmarked to the 3-month LIBOR rate plus 250 basis points and were secured by the membership interest held by CCPT III OP in certain wholly-owned subsidiaries of CCPT III OP. Of the $41.6 million, approximately $13.9 million was borrowed from Series B, LLC (“Series B”), approximately $15.7 million was borrowed from Series C, LLC (“Series C”), and approximately $12.0 million was borrowed from Series D, LLC (“Series D”), each of which is an affiliate of the Company’s advisor. The loans from Series C and Series D contain a revolving line of credit feature that allows the Company to borrow up to approximately $15.7 million and approximately $12.0 million, respectively, and each loan matures in January 2010. The loan from Series B matured on March 31, 2009. The Company’s board of directors, including all of the independent directors not otherwise interested in the transactions, approved the loans as fair, competitive and commercially reasonable, and determined that their terms were no less favorable to the Company than loans between unaffiliated third parties under similar circumstances. The loans were repaid in full during the nine months ended September 30, 2009, with gross offering proceeds and cash flows generated from operations. The Company paid approximately $184,000 of interest related to the aforementioned loans from affiliated entities during the nine months ended September 30, 2009.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2009
NOTE 7 — COMMITMENTS AND CONTINGENCIES
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
NOTE 8 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
Certain affiliates of the Company received, and will continue to receive fees, reimbursements and compensation in connection with the Offering, and the acquisition, financing, management, leasing and sale of the assets of the Company. Cole Capital Corporation (“Cole Capital”), the Company’s affiliated dealer manager, received and will continue to receive, a selling commission of up to 7.0% of gross offering proceeds, before reallowance of commissions earned by participating broker-dealers, in connection with the Offering. Cole Capital intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, Cole Capital received, and will continue to receive, 2.0% of gross offering proceeds, before reallowance to participating broker-dealers, as a dealer-manager fee in connection with the Offering. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer-manager fees are paid to Cole Capital or other broker-dealers in respect to shares sold under the DRIP. During the three and nine months ended September 30, 2009, the Company paid approximately $25.3 million and approximately $56.9 million, respectively, to Cole Capital for selling commissions and dealer manager fees of which approximately $22.3 million and approximately $50.2 million, respectively, was reallowed to participating broker-dealers. No such fees were paid to Cole Capital during the period from January 22, 2008 (date of inception) to September 30, 2008. At September 30, 2009, approximately $25,000 of dealer manager fees had not been paid by the Company, and is included in due to affiliates on the condensed consolidated unaudited financial statements.
All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by CR III Advisors or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. During the three and nine months ended September 30, 2009, the Company reimbursed CR III Advisors approximately $4.3 million and approximately $9.6 million, respectively, for organization and offering expenses of the Offering. No amounts were reimbursed to CR III Advisors during the period from January 22, 2008 (date of inception) to September 30, 2008. At September 30, 2009, approximately $309,000 of such costs had been incurred by CR III Advisors but had not been reimbursed by the Company.
CR III Advisors or its affiliates also receive acquisition and advisory fees of up to 2.0% of the contract purchase price of each asset for the acquisition, development or construction of properties and will be reimbursed for acquisition expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction does not exceed 6.0% of the contract purchase price. The Company expects acquisition expenses to be approximately 0.5% of the purchase price of each property. The Company will not reimburse CR III Advisors for personnel costs in connection with services for which CR III Advisors receives acquisition fees. During the three and nine months ended September 30, 2009, the Company paid an affiliate of CR III Advisors approximately $3.5 million and approximately $8.5 million, respectively, for acquisition fees. No such fees were paid to CR III Advisors during the period from January 22, 2008 (date of inception) to September 30, 2008. During the three and nine months ended September 30, 2009, the Company reimbursed CR III Advisors approximately $210,000 for acquisition costs incurred in the process of acquiring properties. No such costs were reimbursed to CR III Advisors during the period from January 22, 2008 (date of inception) to September 30, 2008. At September 30, 2009, approximately $56,000 of such costs had been incurred by CR III Advisors but had not been reimbursed by the Company, and is included in due to affiliates on the condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2009
If CR III Advisors, or its affiliates, provides substantial services, as determined by the independent directors, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay CR III Advisors or its affiliates a financing coordination fee equal to 1% of the amount available under such financing; provided however, that CR III Advisors or its affiliates shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which CR III Advisors or its affiliates received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to CR III Advisors or its affiliates as the Company acquires such permanent financing. With respect to any revolving line of credit, no financing coordination fees will be paid on loan proceeds from any line of credit unless all net offering proceeds received as of the date proceeds from the line of credit are drawn for the purpose of acquiring properties have been invested. In addition, with respect to any revolving line of credit, CR III Advisors or its affiliates will receive financing coordination fees only in connection with amounts being drawn for the first time and not upon any re-drawing of amounts that had been repaid by the Company. During the three and nine months ended September 30, 2009, the Company paid to CR III Advisors approximately $500,000 and approximately $800,000, respectively, for finance coordination fees. No such fees were paid to CR III Advisors during the period from January 22, 2008 (date of inception) to September 30, 2008. At September 30, 2009, no amounts were payable to CR III Advisors for finance coordination fees.
The Company paid, and expects to continue to pay, to Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Property management fees are expected to equal 2.0% of revenue for single-tenant properties and 4.0% of revenue for multi-tenant properties and leasing commissions will be at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. The Company will reimburse Cole Realty Advisors’ costs of managing and leasing the properties. The Company will not reimburse Cole Realty Advisors for personnel costs in connection with services for which Cole Realty Advisors receives real estate commissions. During the three and nine months ended September 30, 2009, the Company paid to Cole Realty Advisors approximately $135,000 and approximately $200,000, respectively, for property management fees. During the period from January 22, 2008 (date of inception) to September 30, 2008, the Company did not pay any fees to Cole Realty Advisors. The Company reimbursed Cole Realty Advisors approximately $20,000 for property management costs during three and nine months ended September 30, 2009. During the period from January 22, 2008 (date of inception) to September 30, 2008, the Company did not reimburse property management costs to Cole Realty Advisors. At September 30, 2009, approximately $19,000 of such costs had been incurred by CR III Advisors but had not been reimbursed by the Company, and is included in due to affiliates on the condensed consolidated unaudited financial statements.
The Company paid, and expects to continue to pay, to CR III Advisors an annualized asset management fee of 0.50% of the aggregate asset value of the Company’s assets (the “Asset Management Fee”). The fee is payable monthly in an amount equal to 0.0417% of aggregate asset value as of the last day of the immediately preceding month. The Company will reimburse costs and expenses incurred by Cole Realty Advisors in providing asset management services. During the three and nine months ended September 30, 2009, the Company paid to CR III Advisors approximately $423,000 and approximately $640,000, respectively, for asset management fees. No such fees were paid to CR III Advisors during the period from January 22, 2008 (date of inception) to September 30, 2008. During the three and nine months ended September 30, 2009, the Company reimbursed to CR III Advisors approximately $38,000 for costs incurred by CR III Advisors in providing asset management services. No such costs were reimbursed to CR III Advisors during the period from January 22, 2008 (date of inception) to September 30, 2008. At September 30, 2009, approximately $17,000 of such costs had been incurred by CR III Advisors but had not been reimbursed by the Company, and is included in due to affiliates on the condensed consolidated unaudited financial statements.
If CR III Advisors or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay CR III Advisors or its affiliates up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 3% of the sales price of each property sold. In no event will the combined real estate commission paid to CR III Advisors, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% cumulative, non-compounded annual return, then CR III Advisors is entitled to receive 15% of the remaining net sale proceeds. The Company will not reimburse CR III Advisors or its affiliates for personnel costs in connection with services for which CR III Advisors or its affiliates receive real estate commissions. During the three and nine months ended September 30, 2009, the Company did not pay any fees or amounts to CR III Advisors or its affiliates relating to the sale of properties. No such fees were paid to CR III Advisors or its affiliates during the period from January 22, 2008 (date of inception) to September 30, 2008.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2009
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
The Company will reimburse CR III Advisors for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CR III Advisors for any amount by which its operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors find that a higher level of expense is justified for that year based on unusual and non-recurring factors. The Company will not reimburse CR III Advisors for personnel costs in connection with services for which CR III Advisors receives acquisition fees or real estate commissions. During the three and nine months ended September 30, 2009, the Company reimbursed approximately $222,000 for such costs. No such costs were reimbursed to CR III Advisors or its affiliates during the period from January 22, 2008 (date of inception) to September 30, 2008. At September 30, 2009, approximately $121,000 of such costs had been incurred by CR III Advisors but had not been reimbursed by the Company, and is included in due to affiliates on the condensed consolidated unaudited financial statements.
In connection with the real estate acquisitions noted above in Note 4, the Company entered into eight loans totaling approximately $41.6 million, all of which were variable rate debt with interest rates benchmarked to the 3-month LIBOR rate plus 250 basis points and were secured by the membership interest held by CCPT III OP in certain wholly-owned subsidiaries of CCPT III OP. Of the $41.6 million, approximately $13.9 million was borrowed from Series B, approximately $15.7 million was borrowed from Series C, and approximately $12.0 million was borrowed from Series D, each of which is an affiliate of the Company’s advisor. The loans from Series C and Series D contain a revolving line of credit feature that allows the Company to borrow up to approximately $15.7 million and approximately $12.0 million, respectively and each loan matures in January 2010. The loan from Series B matured on March 31, 2009. The Company’s board of directors, including all of the independent directors not otherwise interested in the transactions, approved the loans as fair, competitive and commercially reasonable, and determined that their terms were no less favorable to the Company than loans between unaffiliated third parties under similar circumstances. The loans were repaid in full during the nine months ended September 30, 2009, with gross offering proceeds. The Company paid approximately $184,000 of interest related to the aforementioned loans from affiliated entities.
During the nine months ended September 30, 2009, the Company acquired a 100% interest in six commercial properties from affiliates of the Company’s advisor for an aggregate purchase price of approximately $46.2 million. A majority of the Company’s board of directors, including all of the Company’s independent directors, not otherwise interested in the acquisitions, approved the acquisitions as being fair and reasonable to the Company, and that the cost to the Company was not in excess of the current appraised value of the properties or the cost of the properties to the affiliates.
NOTE 9 — ECONOMIC DEPENDENCY
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

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2009
NOTE 10 — NEW ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, codified primarily in ASC 805, Business Combinations (“ASC 805”). ASC 805 clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of ASC 805 became effective for the Company for any business combinations occurring on or after January 1, 2009. The adoption of ASC 805 has had a material impact on the condensed consolidated unaudited financial statements due to the expensing of acquisition costs, which previously would have been capitalized under SFAS No. 141. The Company expensed approximately $4.7 million and approximately $11.3 million of acquisition expenses during the three and nine months ended September 30, 2009, respectively.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51, codified primarily in ASC 810, Consolidation (“ASC 810”). This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 was effective for the Company on January 1, 2009. The provisions of this standard are applied retrospectively upon adoption. The adoption of ASC 810 has not had a material impact on the Company’s condensed consolidated unaudited financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133, codified primarily in ASC 815, Derivatives and Hedging (“ASC 815”), which requires additional disclosures about an entity’s derivative and hedging activities including, descriptions of how and why the entity uses derivative instruments, how such instruments are accounted for under SFAS No. 133 and how derivative instruments affect the entity’s financial position, operations, and cash flow. The adoption of ASC 815 has not had a material impact on the Company’s condensed consolidated unaudited financial statement disclosures.
In April 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP No. SFAS 157-4”), codified primarily in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides guidance on determining fair value when market activity has decreased. The Company elected to early adopt ASC 820 as it relates to FSP No. SFAS 157-4 beginning January 1, 2009. Its adoption has not had a material impact on the Company’s condensed consolidated unaudited financial statements.
In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, codified primarily in ASC 320, Investments—Debt and Equity Securities (“ASC 320”), addresses other-than-temporary impairments for debt securities. The Company elected to early adopt ASC 320 beginning January 1, 2009. The adoption of ASC 320 has not had a material impact on the Company’s condensed consolidated unaudited financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, codified primarily in ASC 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855 was effective for the Company on April 1, 2009. The additional disclosures required by this pronouncement are included in Note 11 below.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification™ (the “Codification”) will become the source of authoritative GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for Securities and Exchange Commission registrants. The Codification became effective on July 1, 2009 and superseded all then-existing non-Securities and Exchange Commission accounting and reporting standards. All other non-grandfathered non-Securities and Exchange Commission accounting literature not included in the Codification is nonauthoritative. The Company adopted the Codification beginning on July 1, 2009. Because the Codification is not intended to change GAAP, it did not have a material impact on the Company’s condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2009
In August 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”), which provides alternatives to measuring the fair value of liabilities when a quoted price for an identical liability traded in an active market does not exist. The alternatives include using either (1) a valuation technique that uses quoted prices for identical or similar liabilities or (2) another valuation technique, such as a present value technique or a technique that is based on the amount paid or received by the reporting entity to transfer an identical liability. The amended guidance will be effective for the Company beginning October 1, 2009. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its condensed consolidated unaudited financial statements.
NOTE 11 — SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q on November 12, 2009.
Sale of Shares of Common Stock
As of November 12, 2009, the Company had received approximately $801.2 million in gross offering proceeds through the issuance of approximately 80.2 million shares of its common stock in the Offering (including shares sold pursuant to the DRIP). As of November 12, 2009, approximately 150.6 million shares remained available for sale to the public for an aggregate offering price of approximately $1.5 billion in the Offering, exclusive of shares available under the DRIP.
Redemption of Shares of Common Stock
Subsequent to September 30, 2009, the Company redeemed 5,000 shares for $50,000 due to the request upon the death of a stockholder.
Real Estate Acquisitions
Subsequent to September 30, 2009, the Company acquired a 100% interest in 9 commercial real estate properties for an aggregate purchase price of approximately $71.0 million. The acquisitions were funded with net proceeds of the Offering. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide the disclosures included in Note 4 for these properties. Acquisition related expenses totaling approximately $1.7 million were expensed as incurred.

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
As of September 30, 2009, we owned 81 single-tenant, freestanding retail properties, of which 100% of the rentable space was leased, and ten land parcels, each of which is subject to a ground lease. During the three months ended September 30, 2009, we acquired 32 single-tenant, freestanding retail properties and two land parcels subject to ground leases. During the nine months ended September 30, 2009, we acquired 81 single-tenant, freestanding retail properties and ten land parcels subject to ground leases (See Note 4 to the condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q). We did not acquire any real estate investments during the period from January 22, 2008 (date of inception) through September 30, 2008. Our results of operations are not indicative of those expected in future periods as we expect that rental income, operating expenses, property and asset management fees, acquisition expenses, depreciation expense, and interest expense will each increase in the future as we acquire additional properties and as our current properties are owned for an entire reporting period.

Recent Market Conditions
Although there are signs of recovery, the current mortgage lending and interest rate environment for real estate in general continues to be disrupted and the overall economic fundamentals remain uncertain. Domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. We expect to experience stringent lending criteria, which may affect our ability to finance certain property acquisitions. Additionally, for properties in which we are able to obtain acquisition financing, the interest rates on such loans may be unacceptable. We expect to manage the current mortgage lending environment by utilizing fixed rate loans if the terms are acceptable, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing. We may also acquire properties for cash without financing which will reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a large amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.
The current economic environment has lead to higher unemployment and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets causing higher tenant vacancies, declining rental rates, and declining property values. As of September 30, 2009, 100% of our rentable square feet were under lease. However, if the current economic recession persists, we may experience vacancies or be required to reduce rents on occupied space. If we do experience vacancies, our advisor will actively seek to lease our vacant space; however, as retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-tenant a property has been increasing.
Results of Operations
Three months ended September 30, 2009
On January 6, 2009, we commenced our principal operations when we issued the initial 262,059 shares of our common stock in the Offering. Prior to such date, we were considered a development stage company. During the three months ended September 30, 2009, we acquired 32 single-tenant, freestanding retail properties and two land parcels subject to ground leases. Because we did not commence principal operations until January 6, 2009, comparative financial data is not presented for the period from January 22, 2008 (date of inception) to September 30, 2008.
Revenue. Revenue for the three months ended September 30, 2009, totaled approximately $7.7 million. Rental and other income accounted for approximately 99% of our revenue.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2009 were approximately $753,000, primarily relating to expense reimbursements to our advisor of $343,000 pursuant to our advisory agreement, as well as state franchise and income taxes, accounting and legal fees, and escrow and trustee fees.
Property Operating Expenses. For the three months ended September 30, 2009, property operating expenses were approximately $188,000, which included property taxes, insurance, and maintenance costs which are substantially reimbursed by the tenants.
Property and Asset Management Expenses. Property and asset management expenses for the three months ended September 30, 2009 totaled approximately $652,000. Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.50% of the aggregate asset value of our properties determined in accordance with the advisory agreement as of the last day of the preceding month. Additionally, we may be required to reimburse expenses incurred by our advisor in providing asset management services. Pursuant to the property management agreement with our affiliated property manager, we are required to pay our property manager a property management fee in an amount up to 2% of gross revenues from each of our single tenant properties and up to 4% of gross revenues from each of our multi-tenant properties. We may also be required to reimburse our property manager expenses it incurred relating to managing or leasing the properties.
Property and asset management fees for the three months ended September 30, 2009 totaled approximately $558,000. Property management fees and asset management fees are directly related to the rental income generated by such assets and the value of real estate owned by us. During the three months ended September 30, 2009, our rental revenue was approximately $7.6 million and the average aggregate value of our real estate assets, net of gross intangible lease liabilities, was approximately $339.2 million. During the three months ended September 30, 2009, we recorded approximately $94,000 of expenses related to reimbursement of costs incurred by our advisor in performing asset management and property management services.

Acquisition Related Expenses. Acquisition related expenses totaled approximately $4.7 million, which were related to our real estate acquisitions during the three months ended September 30, 2009. Pursuant to the advisory agreement with our advisor we will pay to our advisor 2% of the contract purchase price of each property or asset acquired. During the three months ended September 30, 2009, we paid approximately $3.5 million to our advisor for acquisition fees. Pursuant to the advisory agreement with our advisor we may be required to reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan. During the three months ended September 30, 2009, we reimbursed our advisor $210,000 in acquisition expenses.
Depreciation and Amortization Expenses. For the three months ended September 30, 2009, depreciation and amortization expenses totaled approximately $1.7 million. Depreciation and amortization expenses are directly related to the value of real estate owned by us. During the three months ended September 30, 2009, the average aggregate value of our real estate assets, net of gross intangible lease liabilities, was approximately $339.2 million.
Interest Income. During the three months ended September 30, 2009, interest income was approximately $143,000. The amount of interest income earned is related to the amount of uninvested cash during the period and interest rates earned on the uninvested cash.
Interest Expense. During the three months ended September 30, 2009, we incurred interest expense of approximately $838,000 related to our notes payable outstanding of approximately $79.9 million. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets fitting our investment needs.
Our property acquisitions during the three months ended September 30, 2009, were initially financed with proceeds from our Offering, and we subsequently obtained approximately $50.0 million of fixed rate loans, secured by certain properties owned.
Nine months ended September 30, 2009
On January 6, 2009, we commenced our principal operations when we issued the initial 262,059 shares of our common stock in the Offering. Prior to such date, we were considered a development stage company. During the nine months ended September 30, 2009, we acquired 81 single-tenant, freestanding retail properties and ten land parcels subject to ground leases. Because we did not commence principal operations until January 6, 2009, comparative financial data is not presented for the period from January 22, 2008 (date of inception) to September 30, 2008.
Revenue. Revenue for the nine months ended September 30, 2009, totaled approximately $11.2 million. Rental and other income accounted for approximately 99% of our revenue.
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2009 were approximately $1.2 million, primarily relating to expense reimbursements to our advisor of $343,000 pursuant to our advisory agreement, as well as accounting and legal fees, escrow and trustee fees, and state franchise and income taxes.
Property Operating Expenses. For the nine months ended September 30, 2009, property operating expenses were approximately $208,000, which included property taxes, insurance, and maintenance costs which are substantially reimbursed by the tenants.
Property and Asset Management Expenses. Property and asset management expenses for the nine months ended September 30, 2009 totaled approximately $934,000. Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.50% of the aggregate asset value of our properties determined in accordance with the advisory agreement as of the last day of the preceding month. Additionally, we may be required to reimburse expenses incurred by our advisor in providing asset management services. Pursuant to the property management agreement with our affiliated property manager, we are required to pay to our property manager a property management fee in an amount up to 2% of gross revenues from each of our single tenant properties and up to 4% of gross revenues from each of our multi-tenant properties. We may also be required to reimburse our property manager expenses it incurred relating to managing or leasing the properties.
Property and asset management fees for the nine months ended September 30, 2009 totaled approximately $840,000. Property management fees and asset management fees are directly related to the rental income generated by such assets and the value of real estate owned by us. During the nine months ended September 30, 2009, our rental revenue was approximately $11.1 million and the average aggregate value of our real estate assets, net of gross intangible lease liabilities, was approximately $212.8 million. During the nine months ended September 30, 2009, we recorded approximately $94,000 of expenses related to reimbursement of costs incurred by our advisor in performing asset management and property management services.

Acquisition Related Expenses. Acquisition related expenses totaled approximately $11.3 million, which were related to our real estate acquisitions during the nine months ended September 30, 2009. Pursuant to the advisory agreement with our advisor we will pay to our advisor 2% of the contract purchase price of each property or asset acquired. During the nine months ended September 30, 2009, we paid approximately $8.5 million to our advisor for acquisition fees. Pursuant to the advisory agreement with our advisor we may be required to reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan. During the nine months ended September 30, 2009, we reimbursed our advisor $210,000 in acquisition expenses.
Depreciation and Amortization Expenses. For the nine months ended September 30, 2009, depreciation and amortization expenses totaled approximately $2.6 million. Depreciation and amortization expenses are directly related to the value of real estate owned by us. During the nine months ended September 30, 2009, the average aggregate value of our real estate assets, net of gross intangible lease liabilities, was approximately $212.8 million.
Interest Income. During the nine months ended September 30, 2009, interest income was approximately $237,000. The amount of interest income earned is related to the amount of uninvested cash during the period and interest rates earned on the uninvested cash.
Interest Expense. During the nine months ended September 30, 2009, we incurred interest expense of approximately $1.1 million, related to our notes payable outstanding of approximately $79.9 million. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets fitting our investment needs.
Our property acquisitions during the nine months ended September 30, 2009, were initially financed with proceeds from our Offering and approximately $41.6 million of variable rate loans obtained from affiliates of our advisor. We subsequently repaid the variable rate loans with proceeds from our Offering and obtained approximately $79.9 million of fixed rate loans secured by certain properties owned during the nine months ended September 30, 2009. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets fitting our investment needs.
Modified Funds from Operations
Modified funds from operations (“MFFO”) is a non-GAAP supplemental financial performance measure that our management uses in evaluating the operating performance of our real estate investments. Similar to Funds from Operations (“FFO”), a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) widely recognized as a measure of operating performance of a real estate company, MFFO excludes items such as real estate depreciation and amortization, and gains and losses on the sale of real estate assets. However, changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. In addition to the adjustments in FFO, MFFO also excludes acquisition related expenses, which are required to be expensed in accordance with GAAP. We believe that MFFO, which excludes these costs, is more representative of the operating performance of our real estate portfolio. Depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Additionally, gains and losses on sale of real estate assets are non-recurring items that management does not include in its evaluation of the current operating performance of its real estate investments, rather management believes that the impact of these items will be reflected over time through changes in rental income or other related costs. Also, management does not include acquisition related expenses in its evaluation of current operating performance as acquisition related expenses are funded with proceeds from the Offering and accordingly will not be incurred in future periods for real estate acquired during the periods presented below. We believe that MFFO reflects the overall operating performance of our real estate portfolio, which is not immediately apparent from reported net income. As such, we believe MFFO, in addition to net income and cash flows from operating activities, as defined by GAAP, is a meaningful supplemental performance measure and is useful in understanding how our management evaluates our ongoing operating performance.
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

Our calculation of MFFO, and a reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the periods as indicated:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Net loss	$(974,229)	$(5,905,899)
Add:
Depreciation of real estate assets	1,012,632	1,472,934
Amortization of lease related costs	707,729	1,111,867
Acquisition related expenses	4,664,775	11,299,339

MFFO	$5,410,907	$7,978,241

Set forth below is additional information that may be helpful in assessing our operating results:
•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $934,000 and $1.1 million during the three months and nine months ended September 30, 2009, respectively.

•	Amortization of deferred financing costs totaled approximately $89,000 and approximately $96,000 million during the three and nine months ended September 30, 2009, respectively.
Liquidity and Capital Resources
General
Our principal demands for funds are for real estate and real estate-related investments, the payment of acquisition related expenses, the payment of operating expenses and distributions to stockholders and payment of principal and interest on any future outstanding indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from leased properties, and interest earned on our cash balances. We expect to continue to raise capital through our ongoing Offering of common stock and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of September 30, 2009, we had raised approximately $644.1 million in the Offering, net of redemptions and inclusive of amounts raised under our DRIP.
As of September 30, 2009, we had cash and cash equivalents of approximately $217.5 million. Additionally, as of September 30, 2009, we had unencumbered properties with a gross book value of approximately $267.5 million that may be used as collateral to secure additional financing in future periods.
Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from the Offering. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organization costs associated with the Offering are initially paid by CR III Advisors, which will be reimbursed for such costs up to 1.5% of the capital raised by us in the Offering. As of September 30, 2009, our Advisor has paid approximately $9.9 million of offering and organization costs and we have reimbursed CR III Advisors for approximately $9.6 million of such costs.
During the nine months ended September 30, 2009, we paid distributions to our stockholders of approximately $9.9 million, including approximately $5.8 million through the issuance of shares pursuant to our DRIP. The distributions were funded by adjusted cash flows from operations of approximately $8.7 million and proceeds from notes payable of approximately $1.2 million. Adjusted cash flows from operations consists of cash flows used in operating activities of approximately ($2.6 million) adjusted to add back approximately $11.3 million of real estate acquisition related expenses incurred during the period and expensed in accordance with ASC 805.

Adjusted cash flows from operations is a non-GAAP financial measure and does not represent cash flows from operating activities. Cash flows from operating activities as defined by GAAP is the most directly comparable GAAP measure in determining our ability to generate cash from our real estate investments because adjusted cash flows from operations includes adjustments that investor may deem subjective, such as adding back acquisition related expenses. Accordingly, adjusted cash flows from operations should not be considered as an alternative to cash flows from operating activities. We consider adjusted cash flows from operations to be a meaningful measure of the source of cash used to pay distributions to investors, as it adds back real estate acquisition related expenses, which are a one-time occurrence, used for income generating investments that have a long-term benefit, to arrive at the ongoing cash flows from operating our real estate assets. We consider the real estate acquisition related expenses to have been funded by proceeds from our ongoing Offering because the expenses were incurred to acquire our real estate investments.
On September 30, 2009, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001849316 per share (which equates to 6.75% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on October 1, 2009 and ending on December 31, 2009.
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
Pursuant to our charter, we are required to limit our aggregate borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) or fair value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair value of our gross assets unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. During the nine months ended September 30, 2009, we obtained borrowings that caused our leverage ratio at certain times to exceed the 60% limitation, which was approved by our independent directors. The independent directors believed such borrowing levels were justified for the following reasons:
•	the borrowings enabled us to purchase the properties and earn rental income more quickly;

•	the property acquisitions were likely to increase the net offering proceeds from our initial public offering by allowing us to show potential investors actual acquisitions, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital; and

•	based on expected equity sales at the time and scheduled maturities of our short-term variable rate debt, leverage was likely to exceed the charter’s guidelines only for a limited period of time.
Our contractual obligations as of September 30, 2009, were as follows:

	Payments due by period*
		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years
Principal payments — fixed rate debt	$79,890,000	$351,600	$49,538,400	$—	$30,000,000
Interest payments — fixed rate debt	29,262,186	5,062,155	12,593,748	3,828,000	7,778,283

Total	$109,152,186	$5,413,755	$62,132,148	$3,828,000	$37,778,283

*	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

Cash Flow Analysis
Operating Activities. Net cash used in operating activities was approximately $2.6 million for the nine months ended September 30, 2009, primarily due to an increase in depreciation and amortization expenses totaling approximately $2.6 million, an increase in the change in accounts payable and accrued expenses of approximately $1.2 million, and an increase in the change in deferred rent and other liabilities of approximately $1.1 million, offset by a decrease in net income of approximately $5.9 million and a decrease in the change in rents and tenant receivables of approximately $1.6 million for the nine months ended September 30, 2009.
Investing Activities. Net cash used in investing activities was approximately $424.2 million for the nine months ended September 30, 2009, primarily due to the acquisition of 81 commercial properties and ten land parcels subject to ground leases during the nine months ended September 30, 2009.
Financing Activities. Net cash provided by financing activities was approximately $644.1 million for the nine months ended September 30, 2009, primarily due to net proceeds from the issuance of common stock under the Offering of approximately $572.1 million and proceeds from notes payable of approximately $79.9 million.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:
•	Investment in and Valuation of Real Estate Assets;

•	Allocation of Purchase Price of Acquired Assets;

•	Revenue Recognition;

•	Income Taxes; and

•	Derivative Instruments and Hedging Activities.

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2008. Derivative Instruments and Hedging Activities was not considered a critical accounting policy at December 31, 2008 because such transactions had not occurred at that time. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2008, and related notes thereto.
Derivative Instruments and Hedging Activities
ASC 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of ASC 815 are recorded as a gain or loss to operations. Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial assets and liabilities.
Commitments and Contingencies
We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 7 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CR III Advisors and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, CR III Advisors or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, asset and property management fees and reimbursement of operating costs. See Note 8 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to September 30, 2009 through the date of this Quarterly Report on Form 10-Q. Refer to Note 11 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. Such events include:
•	Sale of shares of common stock;

•	Redemption of shares of common stock; and

•	Acquisition of various properties.
New Accounting Pronouncements
Refer to Note 10 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation of applicable new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2009, we had approximately $79.9 million of fixed rate debt outstanding, which includes $20.0 million of variable rate mortgage notes for which the interest rate was fixed through the maturity date through the use of interest rate swaps. As of September 30, 2009, we did not have any variable rate debt outstanding for which the interest rate had not been fixed through the use of interest rate swaps and therefore are not directly exposed to interest rate changes. In the future we may obtain variable rate debt financing to fund certain property acquisitions, and may be exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered into derivative financial instruments, such as interest rate swaps in order to mitigate our interest rate risk on a given variable rate financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings.
As of September 30, 2009, we had 15 interest-rate swap agreements with identical terms outstanding, which mature on August 2012, with a aggregate notional value of approximately $20.0 million and a fair value of approximately ($293,000). The interest-rate swap agreements fix the interest rate at 5.95% per annum through the maturity date of each respective loan. The fair value of these interest rate swaps is dependent upon existing market interest rates and interest- rate swap spreads. As of September 30, 2009, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of approximately $260,000.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Item 4T. Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
No change occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the period ended December 31, 2008.
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
On January 6, 2009, we issued the initial 262,059 shares in the Offering. Prior to such date, the Company was considered a development stage company. As of September 30, 2009, we had issued approximately 64.5 million shares for gross offering proceeds of approximately $644.3 million, out of which, we paid approximately $56.9 million in selling commissions and dealer manager fees and approximately $9.6 million in organization and offering costs to CR III Advisors or its affiliates. With the net offering proceeds, we acquired approximately $425.5 million in real estate and paid costs of approximately $11.3 million in acquisition related expenses. As of November 12, 2009, we have sold approximately 80.2 million shares in our Offering for gross offering proceeds of approximately $801.2 million.
Item 3. Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2009 that would require a response to this Item.
Item 4. Submission of Matters to a Vote of Security Holders
No events occurred during the three months ended September 30, 2009 that would require a response to this Item.
Item 5. Other Information
No events occurred during the three months ended September 30, 2009 that would require a response to this Item.
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
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ D. Kirk McAllaster, Jr.
D. Kirk McAllaster, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: November 12, 2009

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1
First Mortgage, Security Agreement and Fixture Filing, dated as of June 22, 2009, by and between Cole WM Albuquerque NM, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.2
Junior Mortgage, Security and Fixture Filing Agreement, dated as of June 22, 2009, by and between Cole WM Albuquerque NM, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.3
Promissory Note, dated June 22, 2009, by and between Cole WM Albuquerque NM, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.4
First Deed of Trust, Security Agreement and Fixture Filing, dated as of June 22, 2009, by and between Cole MT Las Vegas NV, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.5
Promissory Note, dated June 22, 2009, by and between Cole MT Las Vegas NV, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.6
First Mortgage, Security Agreement and Fixture Filing, dated as of June 22, 2009, by and between Cole WG South Yale Avenue (Tulsa) OK, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.7
Promissory Note, dated June 22, 2009, by and between Cole WG South Yale Avenue (Tulsa) OK, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.8
First Deed of Trust, Security Agreement and Fixture Filing, dated June 22, 2009, by and between Cole WG Fredericksburg VA, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.9
First Deed of Trust, Security Agreement and Fixture Filing, dated June 22, 2009, by and between Cole WG Fredericksburg VA, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.10
Loan Agreement dated August 31, 2009, by and between Jackson National Life Insurance Company, as Lender and Cole HD San Diego CA, LP; Cole HT Durham NC, LLC; Cole KO Monrovia CA, LP; COLE HH North Charleston SC, LLC; Cole WG Edmond OK, LLC; Cole CV Southaven MS, LLC; Cole KO Tavares FL, LLC; Cole BB Coral Springs FL, LLC, collectively as Borrowers. (Incorporated by reference to Exhibit 10.43 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.11
Fixed Rate Promissory Note dated August 31, 2009 by and between Jackson National Life Insurance Company, as Noteholder and Cole HD San Diego CA, LP; Cole HT Durham NC, LLC; Cole KO Monrovia CA, LP; COLE HH North Charleston SC, LLC; Cole WG Edmond OK, LLC; Cole CV Southaven MS, LLC; Cole KO Tavares FL, LLC; Cole BB Coral Springs FL, LLC collectively as Maker. (Incorporated by reference to Exhibit 10.44 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.12
Affiliated Party Subordination and Cross-Default Agreement dated August 31, 2009 by and between Cole REIT III Operating Partnership and Jackson National Life Insurance Company. (Incorporated by reference to Exhibit 10.45 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.13
Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement and Fixture Filing dated as of August 31, 2009 by and between Cole CB Abilene TX, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.46 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

Exhibit No.	Description
10.14
Promissory Note dated as of August 31, 2009 by and between Cole CB Abilene TX, LLC and Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.47 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.15
Deed to Secure Debt and Absolute Assignment of Rents and Leases and Security Agreement dated as of August 31, 2009 by and between Cole CB Braselton GA, LLC and Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.48 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.16
Promissory Note dated as of August 31, 2009 by and between Cole CB Braselton GA, LLC and Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.49 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.17
Deed to Secure Debt and Absolute Assignment of Rents and Leases and Security Agreement dated as of August 31, 2009 by and between Cole CB Bremen GA, LLC and Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.50 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.18
Promissory Note dated as of August 31, 2009 by and between Cole CB Bremen GA, LLC and Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.51 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.19
Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Bristol VA, LLC and Alexander Title Agency Incorporated as Trustee for the benefit of Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.52 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.20
Promissory Note dated as of August 31, 2009 by and between Cole CB Bristol VA, LLC and Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.53 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.21
Deed to Secure Debt and Absolute Assignment of Rents and Leases and Security Agreement dated as of August 31, 2009 by and between Cole CB Columbus GA, LLC and Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.54 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.22
Promissory Note dated as August 31, 2009 by and between Cole CB Columbus GA, LLC and Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.55 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.23
Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Emporia VA, LLC and Alexander Title Agency Incorporated as Trustee for the benefit of Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.56 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.24
Promissory Note dated as August 31, 2009 by and between Cole CB Emporia VA, LLC and Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.57 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.25
Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Fort Mill SC, LLC and Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.58 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.26
Promissory Note dated as of August 31, 2009 by and between Cole CB Fort Mill SC, LLC and Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.59 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.27
Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Greensboro NC, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.60 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.28
Promissory Note dated as of August 31, 2009 by and between Cole CB Greensboro NC, LLC and Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.61 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.29
Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Mebane NC, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.62 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.30
Promissory Note dated as of August 31, 2009 by and between Cole CB Mebane NC, LLC and Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.63 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

Exhibit No.	Description
10.31
Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Piedmont SC, LLC and Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.64 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.32
Promissory Note dated as of August 31, 2009 by and between Cole CB Piedmont SC, LLC and Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.65 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.33
Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Rocky Mount NC, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.66 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.34
Promissory Note dated as of August 31, 2009 by and between Cole CB Rocky Mount NC, LLC and Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.67 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.35
Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB San Antonio TX, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.68 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.36
Promissory Note dated as of August 31, 2009 by and between Cole CB San Antonio TX, LLC and Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.69 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.37
Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Sherman TX, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.70 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.38
Promissory Note dated as of August 31, 2009 by and between Cole CB Sherman TX, LLC and Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.71 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.39
Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Waynesboro VA, LLC and Alexander Title Agency as Trustee Incorporated for the benefit of Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.72 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.40
Promissory Note dated as of August 31, 2009 by and between Cole CB Waynesboro VA, LLC and Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.73 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.41
Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Woodstock VA, LLC and Alexander Title Agency Incorporated as Trustee for the benefit of Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.74 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.42
Promissory Note dated as of August 31, 2009 by and between Cole CB Woodstock VA, LLC and Wells Fargo Bank, NA. (Incorporated by reference to Exhibit 10.75 to the Company’s Post-Effective Amendment No. 5 to Form S-11 (File No. 333-149290), filed on November 2, 2009).

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