Form 10-K
period 2009-12-31
Cole Credit Property Trust III, Inc.
filed 2010-03-29
CIK 1425923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common stock held by nonaffiliates as of June 30, 2009: approximately $355.8 million assuming a market value of $10.00 per share based on our offering price. No established market exists for the Registrant’s common stock.
The number of shares of common stock outstanding as of March 29, 2010 was 130,942,430.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Credit Property Trust III, Inc. Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Cole Credit Property Trust III, Inc., other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (“SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Formation
Cole Credit Property Trust III, Inc. (the “Company,” “we,” or “us”) is a Maryland corporation formed on January 22, 2008, which intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2009, the year during which the Company began material operations. We were organized to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of retail and other income producing commercial properties located throughout the United States, including U.S. protectorates. As of December 31, 2009, we owned 133 properties located in 33 states, comprising approximately 4.9 million gross rentable square feet of commercial space including square feet of buildings which are on land subject to ground leases. As of December 31, 2009, these properties were 99.9% leased.
Substantially all of our business is conducted through our operating partnership, Cole REIT III Operating Partnership, LP (“CCPT III OP”), a Delaware limited partnership organized in January 2008. The Company is the sole general partner of and owns an approximately 99.99% interest in CCPT III OP. Cole REIT Advisors III, LLC (“CR III Advisors”), the advisor to the Company, is the sole limited partner and owns an insignificant noncontrolling partnership interest of less than 0.01% of CCPT III OP.
CR III Advisors acts as our advisor pursuant to an advisory agreement. CR III Advisors is responsible for managing our affairs on a day-to-day basis, identifying and making acquisitions and investments on our behalf and making recommendations as to dispositions of assets. Our board of directors exercises its fiduciary duties in reviewing these recommendations and determining to approve or reject proposed transactions. Our advisor and its affiliates also provide property management, asset management, financing, marketing, investor relations and other administrative services on our behalf. Our agreement with CR III Advisors is for a one-year term and is reconsidered on an annual basis by our board of directors. We have no employees and rely upon our advisor and its affiliates to provide substantially all of our services.
Pursuant to a Registration Statement on Form S-11 (the “Registration Statement”) under the Securities Act, we are offering for sale to the public on a “best efforts” basis a minimum of 250,000 and a maximum of 230,000,000 shares of common stock at a price of $10.00 per share and up to 20,000,000 additional shares pursuant to a distribution reinvestment plan (the “DRIP”) under which stockholders may elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the estimated value of a share of our common stock (the “Offering”). The Registration Statement was declared effective on October 1, 2008. On January 6, 2009, we satisfied the conditions of our minimum offering requirements and we accepted investors’ subscriptions for, and issued, 262,059 shares of our common stock in the Offering, resulting in gross proceeds of $2,614,946. As of December 31, 2009, we had issued a total of 98,007,480 shares in the Offering, including 96,678,401 shares sold in the primary offering and 1,329,079 shares sold pursuant to the DRIP, resulting in gross offering proceeds to us of approximately $978.2 million.
As of March 29, 2010, we had received approximately $1.3 billion in gross proceeds through the issuance of approximately 131.0 million shares of our common stock pursuant to the Offering. As of March 29, 2010, approximately $1.0 billion in shares (101.4 million shares) remained available for sale to the public, exclusive of shares available under the DRIP.
On February 12, 2010, we filed a Registration Statement on Form S-11 under the Securities Act to register a maximum of 250,000,000 shares of common stock to be offered to the public on a best efforts basis pursuant to a proposed follow-on public offering and a maximum of 25,000,000 additional shares pursuant to the DRIP.
We admit new stockholders pursuant to the Offering at least weekly, although we typically do so on a daily basis. All subscription proceeds are held in a separate account until the subscribing investors are admitted as stockholders. Upon admission of new stockholders, subscription proceeds are released to us and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses, debt service costs and operating expenses. We may use a portion of the net proceeds from the Offering to fund all or part of our distributions to stockholders. Such distributions may constitute a return of capital and reduce the amount of capital we ultimately invest in properties. Until required for use, net offering proceeds are held in short-term, liquid investments.

Our stock is not currently listed on a national securities exchange. We may seek to list our stock for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our shares at this time. We do not anticipate that there would be any market for our common stock until our shares are listed for trading. In the event we do not list our shares of common stock on a national securities exchange within ten years of the termination of the Offering, our charter requires that we either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation and dissolution.
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
Our principal executive offices are located at 2555 East Camelback Road, Suite 400, Phoenix, Arizona 85016. Our telephone number is (602) 778-8700.
Investment Objectives and Policies
Our objective is to invest primarily in retail and other income producing commercial properties located throughout the United States, including U.S. protectorates. Our primary investment objectives are:
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
Acquisition and Investment Policies
Primary Investment Focus
We invest primarily in retail and other income producing commercial properties located throughout the United States, including U.S. protectorates. Our retail properties are primarily net leased to regional or national brand name, creditworthy tenants. Currently, our portfolio is comprised primarily of freestanding, single-tenant properties net leased for use as retail establishments. A portion of our portfolio also includes multi-tenant retail properties. In addition, we have acquired and will continue to acquire retail properties that are subject to long-term net leases. Our future investments may be direct investments in properties or in other entities that own or invest in, directly or indirectly, interests in such properties. We also may acquire single-tenant and multi-tenant office, industrial and industrial-flex, hospitality and mini-storage and self-storage properties. In addition, we expect to further diversify our portfolio by making and investing in mortgage and other loans secured by the same types of properties which we may acquire directly or indirectly. We may acquire properties under development or that require substantial refurbishment or renovation. We may also acquire majority or minority interests in other entities (or business units of such entities) with investment objectives similar to ours or with management, investment or development capabilities that our board of directors deems desirable or advantageous to acquire.
Many of our properties are, and will be, leased to tenants in the chain or franchise retail industry, including but not limited to convenience stores, drug stores and restaurant properties. Other properties are, or will be, leased to large, national “big box” retailers, either standing alone or as part of so-called “power centers” which are comprised of big box national, regional and local retailers. We also have acquired, and may continue to acquire additional multi-tenant retail properties, including grocery anchored centers and retail strip centers. Our advisor monitors industry trends and seeks to identify properties on our behalf that will provide a favorable return balanced with risk. Our management primarily targets regional or national name brand retail businesses with established track records.

We believe that our general focus on the acquisition of a large number of single-tenant and multi-tenant retail properties net leased to creditworthy tenants presents lower investment risks and greater stability than other sectors of today’s commercial real estate market. By acquiring a large number of single-tenant and multi-tenant retail properties, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objectives of cash flow and preservation of capital from our overall portfolio. We believe this approach can result in less risk to investors than an investment approach that targets other asset classes. In addition, we believe that retail properties, as compared to other asset classes, offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and, with respect to single-tenant properties, often offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slowdowns or downturns in local markets. Our management believes that a portfolio consisting of both freestanding, single tenant retail properties and multi-tenant retail properties anchored by national big box retailers will enhance our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors and by making a possible listing of our shares attractive to the public investment community.
To the extent feasible, we have acquired and will continue to acquire a well-balanced portfolio diversified by geographic location, age of the property and lease maturities of the various properties. We have pursued and will continue to pursue properties leased to tenants representing a variety of industries so as to avoid concentration in any one industry. We expect these industries to include all types of retail establishments, such as big box retailers, convenience stores, drug stores and restaurant properties. We expect that tenants of our properties will also be diversified between national, regional and local brands. We generally target properties with lease terms in excess of ten years. We may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace or if the property has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics. We currently expect all of our acquisitions will be in the United States, including U.S. protectorates.
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
There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net proceeds of the Offering that may be invested in a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties, and the amount of proceeds raised in the Offering. For a further description, see the section below captioned “— Other Possible Investments.”
We incur debt to acquire properties where our board determines that incurring such debt is in our best interest. In addition, from time to time, we may acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We will use the proceeds from these loans to acquire additional properties. See the section below captioned “— Borrowing Policies” for a more detailed description of our borrowing intentions and limitations.
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
A tenant will be considered “investment grade” when the tenant has a debt rating by Moody’s Investors Service (“Moody’s”) of Baa3 or better or a credit rating by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) of BBB- or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of investment grade tenants in the future.

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
Description of Leases
We typically purchase and expect to continue to acquire tenant properties with existing leases. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into “net” leases. “Net” leases mean leases that typically require that tenants pay all or a majority of the operating expenses, including real estate taxes, special assessments, sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple net or double net. Triple net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any. Double net leases typically have the landlord responsible for the roof and structure, or other aspects of the property, while the tenant is responsible for all remaining expenses associated with the property. In the event that we acquire multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of such properties. Since each lease is an individually negotiated contract between two or more parties, each contract will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property, and we will have limited ability to revise the terms of leases to those tenants.
We anticipate that a majority of our properties will have lease terms of ten years or more at the time of our acquisition. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases for our properties also will contain provisions that increase the amount of base rent payable at points during the lease term and/or percentage rent that can be calculated by a number of factors.
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
Other Possible Investments
Although we expect to invest primarily in single-tenant and multi-tenant retail properties, we may make other investments. For example, we may invest in other income producing commercial properties such as office buildings, industrial and industrial-flex properties including manufacturing facilities, warehouse and distribution facilities, and mini-storage and self-storage properties. We may also acquire majority or minority interests in other entities (or business units of such entities) with investment objectives similar to ours or with management, investment or development capabilities, in order to enhance overall portfolio returns or reduce overall portfolio risks, if our board of directors determines that it would be advantageous to do so. We also may make or invest in mortgage, bridge or mezzanine loans, or in participations in such loans, secured directly or indirectly by the same types of commercial properties that we may acquire directly, and we may invest in other real estate-related securities. Our board of directors has broad discretion to change our investment policies in order for us to achieve our investment objectives.
Investment Decisions
CR III Advisors has substantial discretion with respect to the selection of specific investments and the purchase and sale of our properties, subject to the approval of our board of directors. In pursuing our investment objectives and making investment decisions for us, CR III Advisors evaluates the proposed terms of the purchase against all aspects of the transaction, including the condition and financial performance of the property, the terms of existing leases, the creditworthiness of the tenant and/or lease guarantor and property and location characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
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
Conditions to Closing Our Acquisitions
Generally, we condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or developer, including, where appropriate:
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
Ownership Structure
Our investment in real estate generally takes the form of holding fee title or a long-term leasehold estate. We expect to continue to acquire such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of properties, affiliates of CR III Advisors or other persons. See the “— Joint Venture Investments” section below. In addition, in certain cases we may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease is characterized as a “true lease” so that we will be treated as the owner of the property for federal income tax purposes, the Internal Revenue Service could challenge such characterization. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.

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
CR III Advisors officers and key persons may have conflicts of interest in determining which Cole sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, if the joint venture is with an affiliate, CR III Advisors may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since some or all of CR III Advisors and its affiliates will also advise the affiliated co-venturer, agreements and transactions between us and any other Cole-sponsored co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.
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
Our advisor uses its best efforts to obtain financing on the most favorable terms available to us. All of our financing arrangements must be approved by a majority of our board members, including a majority of our independent directors. Lenders may have recourse to assets not securing the repayment of the indebtedness. Our advisor may refinance properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements, an increase in dividend distributions from proceeds of the refinancing, if any, and an increase in property ownership if some refinancing proceeds are reinvested in real estate.

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
Although there are signs of recovery, the current mortgage lending and interest rate environment for real estate, in general, continues to be disrupted and the overall economic fundamentals remain uncertain. We have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions. Additionally, for properties in which we are able to obtain acquisition financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by utilizing fixed rate loans if the terms are acceptable, borrowing on our existing $25.0 million revolving term loan (the “TCF Loan”), obtaining short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing. In addition, we have approximately $71.5 million of available borrowings under our $100.0 million revolving credit facility, which we entered into subsequent to December 31, 2009. We have acquired, and may continue to acquire, our properties for cash without financing. Our operating results are primarily influenced by rental income from our commercial properties. Rental and other property income accounted for approximately 98% of total revenue during the year ended December 31, 2009. If we are unable to obtain suitable financing for future acquisitions or we acquire a large percentage of our properties for cash without financing, our results of operations may be adversely affected. Additionally, if we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a large amount of uninvested cash, which may adversely affect our results of operations since any interest we may earn on uninvested cash, or returns on short-term investments we may make with cash pending investment in properties, is likely to be significantly less than rental income would be. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.
We may not borrow money from any of our directors or from our advisor or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. During the year ended December 31, 2009, we acquired a 100% interest in six single-tenant net leased commercial properties for an aggregate purchase price of approximately $46.2 million from affiliates of our advisor. The acquisitions were acquired with the use of cash from net proceeds of the Offering, and the issuance of approximately $41.6 million of variable rate loans from affiliates of our advisor. The loans were repaid in full during the year ended December 31, 2009, with gross offering proceeds and cash flows generated from operations. We did not borrow any funds from affiliates of our advisor during the period ended December 31, 2008.
Acquisition of Properties from Affiliates
We may acquire properties or interests in properties from or in co-ownership arrangements with entities affiliated with our advisor, including properties acquired from affiliates of our advisor engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of our advisor unless a majority of our directors not otherwise interested in the transaction and a majority of our independent directors determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of our advisor, including property developed by an affiliate of our advisor as well as property held by an affiliate of our advisor that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of our advisor may not exceed the cost of the property to the affiliate of our advisor, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2009, we acquired a 100% interest in six single-tenant net leased commercial properties for an aggregate purchase price of approximately $46.2 million from affiliates of our advisor. The acquisitions were acquired with the use of cash from net proceeds of the Offering, and the issuance of approximately $41.6 million of variable rate loans from affiliates of our advisor. The loans were repaid in full during the year ended December 31, 2009, with gross offering proceeds and cash flows generated from operations. During the period ended December 31, 2008, we did not purchase any properties from affiliates of our advisor.

Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with CR III Advisors and its affiliates, including conflicts related to the arrangements pursuant to which CR III Advisors and its affiliates will be compensated by us. The agreements and compensation arrangements between us and our advisor and its affiliates were not determined by arm’s-length negotiations. Some of the conflicts of interest in our transactions with our advisor and its affiliates, and the limitations on our advisor adopted to address these conflicts, are described below. Additionally, one of our directors and both of our executive officers are affiliates of CR III Advisors, as well as other Cole-sponsored real estate programs.
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
Interests in Other Real Estate Programs
Affiliates of our advisor act as an advisor to, and our executive officers and two of our directors act as officers and/or directors of Cole Credit Property Trust, Inc. (“CCPT”), and/or Cole Credit Property Trust II, Inc. (“CCPT II”), each of which is a real estate investment trust that has investment objectives and targeted assets similar to ours. CCPT is no longer offering shares for investment, and currently is not pursuing acquisitions of additional properties. CCPT II is no longer offering shares for investment, however, it may pursue investment options. In the event that CCPT or CCPT II pursues investment options, they may seek to acquire additional properties, which may be similar to properties in which we invest. Affiliates of our directors and officers, and entities owned or managed by such affiliates also may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our directors and officers, and entities owned or managed by such affiliates, intend to form additional real estate investment entities in the future, whether public or private, which can be expected to have the same or similar investment objectives and policies as we do and which may be involved in the same geographic area. Our advisor, its affiliates and affiliates of our directors and officers are not obligated to present to us any particular investment opportunity that comes to their attention, even if such opportunity is of a character that might be suitable for investment by us. Our advisor and its affiliates likely will experience conflicts of interest as they simultaneously perform services for us and other Cole-sponsored real estate programs.
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

Competition in Acquiring, Leasing and Operating of Properties
Conflicts of interest may exist to the extent that we have acquired, and in the future may acquire, properties in the same geographic areas where properties owned by other Cole-sponsored programs are located. In such a case, a conflict could arise in the leasing of properties in the event that we and another Cole-sponsored program were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another Cole-sponsored program were to attempt to sell similar properties at the same time. Conflicts of interest may also exist at such time as we or our affiliates managing property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances. CR III Advisors will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, CR III Advisors will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resale or leasing of the various properties.
Affiliated Dealer Manager
Since Cole Capital Corporation (“Cole Capital”), our dealer manager, is an affiliate of CR III Advisors, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with our Offering.
Affiliated Property Manager
We anticipate that properties we acquire in the future will be managed and leased by our affiliated property manager, Cole Realty Advisors, Inc. (“Cole Realty”), pursuant to a property management and leasing agreement. Cole Realty also serves as property manager for properties owned by Cole affiliated real estate programs, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the gross revenue received by the managed properties.
Lack of Separate Representation
Morris, Manning & Martin, LLP acts, and may in the future act, as counsel to us, CR III Advisors, Cole Capital and their affiliates in connection with the Offering. There is a possibility that in the future the interests of the various parties may become adverse, and under the Code of Professional Responsibility of the legal profession, Morris, Manning & Martin, LLP may be precluded from representing any one or all of such parties. In the event that a dispute were to arise between us, CR III Advisors, Cole Capital or any of our respective affiliates, separate counsel for such matters will be retained as and when appropriate.
Receipt of Fees and Other Compensation by CR III Advisors and Its Affiliates
A transaction involving the purchase and sale of properties may result in the receipt of commissions, fees and other compensation by CR III Advisors and its affiliates, including acquisition and advisory fees, financing coordination fees, property management and leasing fees, asset management fees, selling commissions, real estate commissions, acquisition expenses, operating expenses, subordinated participation in net sale proceeds and subordinated performance fees. Subject to oversight by our board of directors, CR III Advisors will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CR III Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees will generally be payable to CR III Advisors and its affiliates regardless of the quality of the properties acquired or the services provided to us.
Certain Conflict Resolution Procedures
Every transaction that we enter into with CR III Advisors or its affiliates will be subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against our advisor or its affiliates in the event of a default by or disagreement with our advisor or its affiliates or in invoking powers, rights or options pursuant to any agreement between us and CR III Advisors or any of its affiliates.

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

Employees
We have no direct employees. The employees of CR III Advisors and other affiliates of our advisor provide services for us related to acquisition, property management, asset management, financing, accounting, investor relations, and all other administrative services. The employees of Cole Capital, our affiliated dealer manager, provide wholesale brokerage services.
We are dependent on our advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.
We reimburse CR III Advisors and its affiliates for expenses incurred in connection with its provision of administrative services to us, including personnel costs, subject to certain limitations. During the year ended December 31, 2009, approximately $13.4 million was recorded for personnel costs and third-party costs allocated in connection with the issuance of shares pursuant to the Offering. During the period ended December 31, 2008, no amounts were recorded for such services.
Insurance
See the section captioned “— Description of Leases” above.
Reportable Segments
We operate on a consolidated basis in our commercial properties segment. See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.
Competition
As we purchase properties for our portfolio, we are in competition with other potential buyers for the same properties, and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although our properties are currently 99.9% leased and we intend to acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.
Concentration of Credit Risk
As of December 31, 2009, we had cash on deposit in five financial institutions, all of which had deposits in excess of current federally insured levels totaling approximately $277.5 million; however we have not experienced any losses in such accounts. We limit investment of cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on cash.
As of December 31, 2009, two tenants in the drugstore, two tenants in the home improvement and 24 tenants in the specialty retail industries comprised approximately 25%, 17% and 12%, respectively, of 2009 gross annualized base rental revenues. As of December 31, 2009, two tenants in the drugstore industry accounted for approximately 15% and 10%, respectively, and one tenant in the home improvement industry accounted for approximately 14% of 2009 gross annualized base rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of December 31, 2009, 40 of the Company’s properties were located in Texas, accounting for approximately 27% of 2009 gross annualized base rental revenues. As of December 31, 2008, we did not own any real estate assets.
Litigation
In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings, or known to be contemplated, against us.

Environmental Matters
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. In connection with ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. We will continue to take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments and related insurance for most properties that we acquire.
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed a Registration Statement on Form S-11, amendments to our Registration Statement and supplements to our prospectus in connection with our Offering, and a Registration Statement relating to our proposed follow-on offering. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

ITEM 1A.	RISK FACTORS
Set forth below are investment risks that we believe are material to investors.
Risks Related to an Investment in Cole Credit Property Trust III, Inc.
There is no public trading market for our shares and there may never be one; therefore, it will be difficult for you to sell your shares.
There currently is no public market for our common stock and there may never be one. In addition, we do not have a fixed liquidation date. If you are able to find a buyer for your shares, you may not sell your shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% in value of our stock, or more than 9.8% in value or number of shares (whichever is more restrictive) of our common stock, by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our share redemption program includes numerous restrictions that limit your ability to sell your shares to us. Our board of directors may reject any request for redemption of shares, or amend, suspend or terminate our share redemption program upon ten days prior notice to our stockholders. Therefore, it will be difficult for you to sell your shares promptly or at all and you may have to hold your shares indefinitely. If you are able to sell your shares, you will likely have to sell them at a substantial discount to the price you paid for the shares. It also is likely that your shares would not be accepted as the primary collateral for a loan. You should purchase the shares only as a long-term investment because of the illiquid nature of the shares.
You will not have the opportunity to evaluate our future investments before we make them, which makes an investment in us more speculative.
We will not provide you with a significant amount of information, if any, for you to evaluate our future investments prior to our making them. We will seek to use the net proceeds from the Offering, after the payment of fees and expenses, to acquire a portfolio of commercial real estate investments comprised primarily of single-tenant properties, “power centers” comprised of big box national, regional and local retailers and multi-tenant retail properties, including grocery anchored centers and retail strip centers. We may also, in the discretion of our advisor, invest in other types of real estate or in entities that invest in real estate. In addition, our advisor may make or invest in mortgage loans or participations therein on our behalf if our board of directors determines, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, that such investments are advantageous to us. We have established policies relating to the creditworthiness of tenants of our properties, but our board of directors will have wide discretion in implementing these policies, and you will not have the opportunity to evaluate potential tenants. Additionally, our board of directors has discretion to determine the location, number and size of our investments and the percentage of net proceeds we may dedicate to a single investment.

If we, through CR III Advisors, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions to you is dependent upon the performance of our advisor in selecting investments for us to make, selecting tenants for our properties and securing financing arrangements. Except for the investments described in the prospectus relating to the Offering, investors generally will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of our advisor and the oversight of our board of directors. We cannot be sure that our advisor will be successful in identifying suitable investments on financially attractive terms or that, if it identifies suitable investments, our investment objectives will be achieved. If we, through our advisor, are unable to find suitable investments, we will hold the proceeds of the Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to you would be adversely affected.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to pay distributions to you and the value of your investment.
We could suffer from delays in locating suitable investments. Delays we encounter in the selection, acquisition and, in the event we develop properties, development of income-producing properties likely would adversely affect our ability to pay distributions to you and the value of your overall returns. In such event, we may pay all or a substantial portion of our distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital. Distributions from the proceeds of the Offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of your investment. In particular, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of cash distributions attributable to those particular properties. If our advisor is unable to identify suitable investments, we will hold the proceeds of the Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments.
If our advisor loses or is unable to obtain key personnel, including in the event another Cole-sponsored program internalizes its advisor, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our advisor, each of whom would be difficult to replace. Our advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. This could occur, among other ways, if another Cole-sponsored program internalizes its advisor. If that occurs, key personnel of our advisor, who also are key personnel of the internalized advisors, would become employees of the other program and would no longer be available to our advisor. Further, we do not intend to separately maintain key person life insurance on our, and our advisor’s chief executive officer and president, Christopher H. Cole or any other person. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for the acquisition of properties, and your overall return may be reduced.
Our organizational documents permit us to make distributions from any source. If we fund distributions from financings or the net proceeds from our offerings, we will have fewer funds available for acquiring properties and other investments, and the overall value of your investment may be reduced. Further, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. In addition, we may make, and have made, distributions prior to generating sufficient cash flow from operations.

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
As currently organized, we do not directly have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Upon any internalization of our advisor, certain key personnel may not remain with our advisor, but instead will remain employees of our sponsor or its affiliates.
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

Risks Related to Conflicts of Interest
We are subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below. The “Conflicts of Interest” section of Part I, Item I of this Annual Report on Form 10-K provides a more detailed discussion of the conflicts of interest between us and our advisor and its affiliates, and our policies to reduce or eliminate certain potential conflicts.
A number of Cole real estate programs use investment strategies that are similar to ours, therefore our advisor and its and our executive officers will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
Our sponsor may have simultaneous offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms. As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other Cole-sponsored programs managed by officers and key personnel of our advisor and/or its affiliates, and these other Cole-sponsored programs may use investment strategies and have investment objectives that are similar to ours. Our executive officers and the executive officers of our advisor also are the executive officers of other Cole-sponsored REITs and/or their advisors, the general partners of Cole-sponsored partnerships and/or the advisors or fiduciaries of other Cole-sponsored programs. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another Cole-sponsored program. In the event these conflicts arise, our best interests may not be met when officers and key persons acting on behalf of our advisor and on behalf of advisors and managers of other Cole-sponsored programs decide whether to allocate any particular property to us or to another Cole-sponsored program or affiliate that has an investment strategy similar to ours. In addition, we may acquire properties in geographic areas where other Cole-sponsored programs own properties. If one of the other Cole-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if we acquire properties from or sell properties to other Cole-sponsored programs, or if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since other Cole-sponsored programs may be competing with us for these investments. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.
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
CR III Advisors and its officers and key personnel and their respective affiliates are officers, key personnel, general partners and sponsors of other real estate programs that have investment objectives, targeted assets, and legal and financial obligations similar to ours and may have other business interests as well. In addition, we have only two executive officers, each of whom also is an officer, director and/or key person of other Cole-sponsored real estate programs that have investment objectives, targeted assets and legal and financial obligations similar to ours, and may also have other business interests. Due to competing demands on their time and resources, these persons may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.
Our officers face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Each of our executive officers, including Christopher H. Cole, who also serves as the chairman of our board of directors, also are officers of our advisor, our property manager, our dealer manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their stockholders, members and limited partners. These additional fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (i) allocation of new investments and management time and services between us and the other entities, (ii) our purchase of properties from, or sale of properties to, affiliated entities, (iii) the timing and terms of the investment in or sale of an asset, (iv) development of our properties by affiliates, (v) investments with affiliates of our advisor, (vi) compensation to our advisor, and (vii) our relationship with our dealer manager and property manager. If we do not successfully implement our investment strategy, we may be unable to generate cash needed to pay distributions to you and to maintain or increase the value of our assets.

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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of our outstanding stock, or more than 9.8% in value or number, whichever is more restrictive, of our outstanding common stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.
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
We are not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), pursuant to an exemption in Section 3(c)(5)(C) of the Investment Company Act and certain No-Action Letters from the Securities and Exchange Commission. Pursuant to this exemption, (1) at least 55% of our assets must consist of real estate fee interests or loans secured exclusively by real estate or both, (2) at least 25% of our assets must consist of loans secured primarily by real estate (this percentage will be reduced by the amount by which the percentage in (1) above is increased); and (3) up to 20% of our assets may consist of miscellaneous investments. We intend to monitor compliance with these requirements on an ongoing basis. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:
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
Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders generally have a right to vote only on the following:
•	the election or removal of directors;

•	any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, to change our name, to change the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock or to effect certain reverse stock splits; provided however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

•	our dissolution; and

•	a merger or consolidation of the sale or other disposition of all or substantially all of our assets.
All other matters are subject to the discretion of our board of directors.
Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investment.
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
Stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 500,000,000 shares of stock, of which 490,000,000 shares are designated as common stock and 10,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. Stockholders likely will suffer dilution of their equity investment in us, in the event that we (1) sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of CCPT III OP. In addition, the partnership agreement for CCPT III OP contains provisions that would allow, under certain circumstances, other entities, including other Cole-sponsored programs, to merge into or cause the exchange or conversion of their interest in that entity for interests of CCPT III OP. Because the limited partnership interests of CCPT III OP may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between CCPT III OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.
Payment of fees to CR III Advisors and its affiliates reduces cash available for investment and distribution.
We do not have any paid employees and we are externally advised by CR III Advisors. CR III Advisors and its affiliates perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, the management and leasing of our properties, the servicing of our mortgage loans, if any, and the administration of our other investments. We pay substantial fees to these companies for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from our properties, and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We may not be able to pay distributions to you and any distributions we do make may not increase over time. In addition, rents from our properties may not increase, the securities we may buy may not increase in value or provide constant or increased distributions over time, and our acquisitions of real properties, mortgage loans or any investments in securities may decrease our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. In addition, we may not have sufficient cash from operations to make a distribution required to maintain our REIT status.
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
We expect that cash distributions to you generally will be paid from cash available or anticipated from the cash flow from our investments in properties, real estate securities, mortgage, bridge or mezzanine loans and other real estate-related assets. However, until proceeds from our offerings are invested and generating operating cash flow sufficient to make distributions to you, we have made, and in the future may make, some or all of our distributions from the proceeds of the Offering, cash advanced to us by our advisor, cash resulting from a waiver or deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow. In addition, to the extent our investments are in development or redevelopment projects, or in other properties that have significant capital requirements and/or delays in their ability to generate income, our ability to make distributions may be negatively impacted, especially during our early period of operation. Accordingly, the amount of distributions paid at any time may not reflect current cash flow from our operations.

To the extent distributions are paid from the proceeds of the Offering, cash advanced to us by our advisor, cash resulting from a deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow, we will have less capital available to invest in real estate and other real estate-related investments, which may negatively impact our ability to make investments and substantially reduce current returns and capital appreciation. In that event, we may not be able to invest 87.9% of the gross proceeds raised in the Offering (87.2% if no shares are sold pursuant to our distribution reinvestment plan) until such time as we have sufficient cash flows from operations to fully fund our distributions.
General Risks Related to Investments in Real Estate
Our operating results have been, and may continue to be, affected by economic and regulatory changes that have an adverse impact on the real estate market in general, which may prevent us from being profitable or from realizing growth in the value of our real estate properties.
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
These risk and other factors may prevent us from being profitable, or from maintaining or growing the value of our real estate properties.
Many of our retail properties depend upon a single tenant, or a limited number of major tenants, for all or a majority of its rental income; therefore, our financial condition and ability to make distributions to you may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.
Many of our properties are occupied by only one tenant or derive a majority of its rental income from a limited number of major tenants and, therefore, the success of those properties are materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose revenue from the property and force us to find an alternative source of revenue to meet any expenses associated with the property and prevent a foreclosure if the property is subject to a mortgage. In the event of a default by a single or major tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, we may not be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions to you.
A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
We expect that our properties will continue to be diverse according to geographic area and industry of our tenants. However, in the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.

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
We have entered and may continue to enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to you.
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
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the gross proceeds from the Offering to buy real estate and real estate-related investments and to pay various fees and expenses. We intend to reserve only approximately 0.1% of the gross proceeds from the Offering for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

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
Our properties, including those that we acquire in the future, are and will be, subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating expenses. While many of our property leases require the tenants to pay all or a portion of these expenses, some of our leases or future leases may not be negotiated on that basis, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to you.

The current market environment may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
The global financial markets have undergone pervasive and fundamental disruptions since mid-2007. The disruptions in the global financial markets had an adverse impact on the availability of credit to businesses generally. To the extent that the global economic recession continues and/or, intensifies, it has the potential to materially adversely affect the value of our properties and other investments we make, the availability or the terms of financing that we may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due, and/or the ability of our tenants/operators to enter into new leasing transactions or satisfy rental payments under existing leases. The current market environment also could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders as follows:
•	Debt Market — Although there are signs of recovery, the real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies. Should overall borrowing costs increase, either by increases in the index rates or by increases in lender spreads, our operations may generate lower returns. In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) limits the ability of real estate investors to make new acquisitions and to potentially benefit from reduced real estate values or to realize enhanced returns on real estate investments; (2) has slowed real estate transaction activity; and (3) may result in an inability to refinance debt as it becomes due. In addition, the state of the debt markets could have a material adverse impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital.
•	Commercial Real Estate Market — The recent global economic recession has caused commercial real estate values to decline substantially. As a result, there may be uncertainty in the valuation, or in the stability of the value, of the properties we acquire that could result in a substantial decrease in the value of our properties after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings.
•	Government Intervention — The disruptions in the global financial markets have led to extensive and unprecedented government intervention. Although the government intervention is intended to stimulate the flow of capital and to strengthen the U.S. economy in the short term, it is impossible to predict the actual effect of the government intervention and what effect, if any, additional interim or permanent governmental intervention may have on the financial markets and/or the effect of such intervention on us.
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
The length and severity of any economic slow down or downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic slow down or downturn is prolonged or becomes more severe.

The United States’ armed conflict in various parts of the world could have a further impact on our tenants. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment. More generally, any of these events could result in increased volatility in or damage to the United States and worldwide financial markets and economy. They also could result in higher energy costs and increased economic uncertainty in the United States or abroad. Our revenues will be dependent upon payment of rent by retailers, which may be particularly vulnerable to uncertainty in the local economy. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to you.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
We diversify our cash and cash equivalents, and will continue to do so, among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank. As of December 31, 2009, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured level. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.
If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
Generally, each of our tenants is, and we expect will be, responsible for insuring its goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts that our advisor determines are sufficient to cover reasonably foreseeable losses. Tenants of single-user properties leased on a triple-net-lease basis typically are required to pay all insurance costs associated with those properties. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.
Real estate related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.
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
Some of our properties are, and we expect certain additional properties will be, contiguous to other parcels of real property, comprising part of the same retail center. In connection with such properties, we are subject to significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions to you.
Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
While we do not currently intend to do so, we may acquire properties upon which we will construct improvements. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
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
We may enter into one or more contracts, either directly or indirectly through joint ventures with affiliates or others, to acquire real property from an affiliate of our advisor that is engaged in construction and development of commercial real properties. Properties acquired from a development company may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by a development company, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property. At the time of contracting and the payment of the earnest money deposit by us, the development company typically will not have acquired title to any real property. Typically, the development company will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may enter into such a contract with the development company even if at the time we enter into the contract, we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:
•	the development company fails to develop the property;

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•	we are unable to raise sufficient proceeds from our offering to pay the purchase price at closing.

The obligation of the development company to refund our earnest money will be unsecured, and we may not be able to obtain a refund of such earnest money deposit from it under these circumstances since the development company may be an entity without substantial assets or operations. However, if the development company is an affiliate of our advisor, its obligation to refund our earnest money deposit may be guaranteed by Cole Realty Advisors, our property manager, which will enter into contracts to provide property management and leasing services to various Cole-sponsored programs, including us, for substantial monthly fees. As of the time Cole Realty Advisors may be required to perform under any guaranty, Cole Realty Advisors may not have sufficient assets to refund all of our earnest money deposit in a lump sum payment. If we were forced to collect our earnest money deposit by enforcing the guaranty of Cole Realty Advisors, we would likely be required to accept installment payments over time payable out of the revenues of Cole Realty Advisors’ operations. We may not be able to collect the entire amount of our earnest money deposit under such circumstances.
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
We typically acquire properties located in developed areas. Therefore, there are and will be numerous other retail properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in close proximity to our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions to you and the amount of distributions we pay.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
From time to time, we acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property, therefore accumulating such cash could reduce our funds available for distributions to you. Any of the foregoing events may have an adverse effect on our operations.
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
Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our properties may be affected by our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to you and may reduce the value of your investment.
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
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.
If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flows. Even in the absence of a purchaser default, the distribution of sale proceeds, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to you.

Our costs associated with complying with the Americans with Disabilities Act of 1990, as amended, may affect cash available for distributions.
Our properties generally are subject to the Americans with Disabilities Act of 1990, as amended (Disabilities Act). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.
Risks Associated with Debt Financing
We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, hinder our ability to make distributions, and decrease the value of your investment.
We have acquired real estate and other real estate-related investments by borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties and other investments and to pay distributions to stockholders. We may borrow additional funds if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual taxable income to our stockholders. We may also borrow additional funds if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any individual property or other investment. However, under our charter, we are required to limit our borrowings to 75% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. Moreover, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines, however we may exceed that limit if approved by a majority of our independent directors. We expect that during the period of the Offering, high debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to you and could result in a decline in the value of your investment.
We do not intend to incur mortgage debt on a particular property unless we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, the amount available for distributions to you may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We have given, and in the future may give, full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we are responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to you will be adversely affected, which could result in our losing our REIT status and would result in a decrease in the value of your investment.

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
We have incurred, and in the future may incur additional, indebtedness that bears interest at a variable rate. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to you.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. In general, our loan agreements restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace CR III Advisors as our advisor. These or other limitations imposed by a lender may adversely affect our flexibility and our ability to achieve our investment and operating objectives, which could limit our ability to make distributions to you.
Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to you.
We have financed our property acquisitions using interest-only mortgage indebtedness and may continue to do so. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.
To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.
We have entered into, and in the future may use additional, derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates on loans secured by our assets and investments in commercial mortgage-backed securities (“CMBS”). Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.

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
Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the loan on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on your investment.
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
Risks Associated with Investments in Mortgage Bridge and Mezzanine Loans and Real Estate-Related Securities
Investing in mortgage, bridge or mezzanine loans could adversely affect our return on our loan investments.
We may make or acquire mortgage, bridge or mezzanine loans, or participations in such loans, to the extent our advisor and board of directors determine that it is advantageous for us to do so. However, if we make or invest in mortgage, bridge or mezzanine loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values, interest rate changes, rezoning, and failure by the borrower to maintain the property. If there are defaults under these loans, we may not be able to repossess and sell quickly any properties securing such loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan, which could reduce the value of our investment in the defaulted loan. In addition, investments in mezzanine loans involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the investment may become unsecured as a result of foreclosure on the underlying real property by the senior lender.
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

Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities are subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slow down or downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.
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
Morris, Manning & Martin, LLP, our legal counsel, will render an opinion to us that we will be organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code for our taxable year ended December 31, 2009, the year during which we began material operations and that our proposed method of operations enabled us to meet the requirements for qualification and taxation as a REIT beginning with our taxable year ended December 31, 2009, the year during which we began material operations. This opinion is based upon our representations as to the manner in which we are and will be owned, invest in assets and operate, among other things. However, our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. Morris, Manning & Martin, LLP will not review our operations or compliance with the REIT qualification standards on an ongoing basis, and we may fail to satisfy the REIT requirements in the future. Also, this opinion represents Morris, Manning & Martin, LLP’s legal judgment based on the law in effect as of the date of this report. Morris, Manning & Martin, LLP’s opinion is not binding on the Internal Revenue Service or the courts and we will not apply for a ruling from the Internal Revenue Service regarding our status as a REIT. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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
Changes to the tax laws are likely to occur, and such changes may adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel’s tax opinion is based upon existing law and treasury regulations, applicable as of the date of its opinion, all of which are subject to change, either prospectively or retroactively.
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
As of December 31, 2009, we owned, through separate wholly-owned limited partnerships or limited liability companies, a portfolio of 133 properties located in 33 states comprising approximately 4.9 million gross rentable square feet of commercial space including square feet of buildings which are on land subject to ground leases. As of December 31, 2009, 113 of the properties were freestanding, single-tenant retail properties, 18 of the properties were freestanding, single-tenant commercial properties and two of the properties were multi-tenant retail properties. As of December 31, 2009, we had outstanding debt of approximately $129.3 million, secured by certain of our properties and the related tenant leases. As of December 31, 2009, approximately 99.9% of our rentable square feet was leased, with an average remaining lease term of approximately 17.5 years.

Property Statistics
The following table shows the tenant diversification of our portfolio, based on gross annualized base rent, as of December 31, 2009:

			2009 Gross	Percentage of 2009
	Total Number	Leased	Annualized	Gross Annualized
Tenant	of Leases	Square Feet (1)	Base Rent	Base Rent
Walgreens — drug store	24	347,545	$9,094,239	15%
Home Depot — home improvement	7	1,110,041	8,774,796	14%
CVS — drug store	15	197,129	6,297,629	10%
Kohl’s — department store	6	522,985	5,114,867	8%
Cracker Barrel — restaurant	15	151,493	5,084,638	8%
Academy Sports — sporting goods	4	336,456	3,399,802	5%
Aaron Rents — specialty retail	4	241,365	2,771,643	4%
Wal-Mart — discount retail	2	427,863	2,400,000	4%
Best Buy — electronics retail	4	174,926	2,281,738	4%
LA Fitness — fitness and health	3	128,000	2,273,301	4%
Other	80	1,220,267	14,628,268	24%

	164	4,858,070	$62,120,921	100%

(1)	Including square feet of buildings which are on land subject to ground leases.
The following table shows the tenant industry diversification of our portfolio, based on gross annualized base rent, as of December 31, 2009:

			2009 Gross	Percentage of 2009
	Total Number	Leased	Annualized	Gross Annualized
Industry	of Leases	Square Feet (1)	Base Rent	Base Rent
Drugstore	39	544,674	$15,391,868	25%
Home improvement	9	1,412,503	10,302,424	17%
Specialty Retail	36	530,725	7,334,354	12%
Restaurant	27	175,048	5,710,425	9%
Department store	8	581,179	5,674,007	9%
Sporting Goods	4	336,456	3,399,802	6%
Discount Retail	3	437,863	2,510,000	4%
Electronics Retail	4	174,926	2,281,738	4%
Fitness and health	3	128,000	2,273,301	4%
Convenience store	7	35,959	1,436,553	2%
Other	24	500,737	5,806,449	8%

	164	4,858,070	$62,120,921	100%

(1)	Including square feet of buildings which are on land subject to ground leases.

The following table shows the geographic diversification of our portfolio, based on gross annualized base rent, as of December 31, 2009:

			2009 Gross	Percentage of 2009
	Total Number	Rentable	Annualized	Gross Annualized
Location	of Properties	Square Feet (1)	Base Rents	Base Rent
Texas	40	1,040,392	$16,573,041	27%
Virginia	10	571,794	5,848,356	9%
California	4	377,230	3,678,988	6%
Arizona	3	304,352	3,535,907	6%
South Carolina	8	196,752	3,280,349	5%
Nevada	4	503,783	3,193,928	5%
Illinois	6	204,931	3,147,283	5%
Indiana	6	109,757	2,841,108	5%
Alabama	5	257,109	2,789,405	4%
Florida	4	239,919	2,019,156	3%
Other	43	1,058,936	15,213,400	25%

	133	4,864,955	$62,120,921	100%

(1)	Including square feet of buildings which are on land subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of the properties owned provide for initial terms of 10 to 20 years. As of December 31, 2009, the weighted average remaining lease term was approximately 17.5 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain of the leases require us to maintain the roof and structure. The leases of the properties provide for annual base rental payments (payable in monthly installments) ranging from approximately $6,000 to approximately $2.5 million (average of approximately $338,000). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.
Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property.
The following table shows lease expirations of our portfolio as of December 31, 2009, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights:

			2009 Gross	Percentage of
	Total Number	Leased Square	Annualized	2009 Gross Annualized
Year of Lease Expiration	of Leases	Feet Expiring (1)	Base Rent	Base Rent
2010	1	750	$5,563	<1%
2011	6	16,368	307,028	<1%
2012	10	52,074	874,945	1%
2013	8	64,057	597,696	1%
2014	2	4,163	129,465	<1%
2015	5	34,426	409,089	1%
2016	—	—	—	—%
2017	5	63,212	805,936	1%
2018	5	96,722	1,353,852	2%
2019	6	55,526	1,149,233	2%
Thereafter	116	4,470,772	56,488,114	91%

	164	4,858,070	$62,120,921	100%

(1)	Including square feet of buildings which are on land subject to ground leases.

Mortgage Information
As of December 31, 2009, we had approximately $129.3 million of fixed rate mortgage loans outstanding, with interest rates that range from 5.54% to 6.45% per annum. The mortgage notes payable mature on various dates from August 2012 through January 2020, with a weighted average remaining term of approximately 6.8 years. One lender can reset the interest rates related to two fixed rate mortgage notes payable of approximately $30.0 million and approximately $32.0 million, respectively. Related to approximately $30.0 million of the fixed rate debt, the lender can reset the interest rate on September 1, 2013, at which time we can accept the interest rate through the maturity date of September 1, 2019, or we may decide to reject the rate and prepay the loan on September 1, 2013. Related to approximately $32.0 million of the fixed rate debt, the lender can reset the interest rate on February 1, 2015, at which time we can accept the interest rate through the maturity date of January 1, 2020, or we may decide to reject the rate and prepay the loan on February 1, 2015. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed. During December 2009, we entered into the TCF Loan with TCF National Bank providing available borrowings of up to $25.0 million until December 16, 2012. Subsequent to December 16, 2012, the TCF loan converts to an interest-only term loan of $23.0 million, which matures on December 16, 2014. The Company will be required to repay any borrowings greater than $23.0 million at December 16, 2012. As of December 31, 2009, the Company had no outstanding balance under the TCF Loan. See Note 7 to our consolidated financial statements that are part of this Annual Report on Form 10-K for terms of the Credit Facility. There were no notes payables outstanding as of December 31, 2008.
The mortgage notes may generally be prepaid subject to meeting certain requirements and payment of a prepayment premium as specified in the respective loan agreement. Notwithstanding the prepayment limitations, we may sell the properties to a buyer that assumes the respective mortgage loan. The transfer would be subject to the conditions set forth in the individual property’s mortgage note document, including without limitation, the lender’s approval of the proposed buyer and the payment of the lender’s fees, costs and expenses associated with the sale of the property and the assumption of the loan.
The mortgage notes are generally non-recourse to us and CCPT III OP, but both are liable for customary non-recourse carveouts. In the event a mortgage note is not paid off on the maturity date, the mortgage loans include default provisions. Upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (a) the maximum rate permitted by applicable law, or (b) the then-current interest rate plus 4.00% to 5.55%.

ITEM 3.	LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings or proceedings known to be contemplated against us or any of our subsidiaries.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 29, 2010, we had approximately 130.9 million shares of common stock outstanding, held by a total of 32,301 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the Offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our DRIP. Additionally, we provide discounts in our Offering for certain categories of purchasers, including volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the quarterly and annual determinations of the current value of the net assets per outstanding share to those fiduciaries who request such reports. In addition, in order for FINRA members and their associated persons to participate in the offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which is was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $10.00 per share as of December 31, 2009. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per share if a market did exist. Until the later of 18 months after the termination of our Offering or the termination of any subsequent offering of our shares, we intend to use the offering price of shares in the most recent offering as the per share net asset value. Beginning 18 months after the last offering of shares, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our enterprise as a whole.
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
If we cannot purchase all shares presented for redemption in any calendar month, based upon insufficient cash available and/or the limit on the number of shares we may redeem during any twelve-month period, we will attempt to honor redemption requests on a pro rata basis; provided, however, that we may give priority to the redemption of a deceased stockholder’s shares. We will treat the unsatisfied portion of the redemption request as a request for redemption the following calendar month if sufficient funds are available at that time. At such time, stockholders may then withdraw their request for redemption. We will determine whether we have sufficient funds available as soon as practicable after the end of each calendar month, but in any event prior to the applicable payment date.
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
During the year ended December 31, 2009, we redeemed approximately 25,000 shares under our share redemption program, at an average redemption price of $9.72 per share for an aggregate redemption price of approximately $244,000. During the year ended December 31, 2009, we issued approximately 1.3 million shares of common stock under the DRIP for proceeds of approximately $12.6 million which was recorded as redeemable common stock on the consolidated balance sheets, net of redeemed shares. During the period ended December 31, 2008, no shares were issued under DRIP or redeemed.
During the three-month period ended December 31, 2009, we redeemed shares as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the
	Redeemed	Paid per Share	Programs	Plans or Programs
October 2009	5,000	$10.00	50,000	(1)
November 2009	—	—	—	(1)
December 2009	—	—	—	(1)

Total	5,000		50,000	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.
Distributions
We will elect to be treated as a REIT beginning with the taxable year ended December 31, 2009, the year during which we began material operations. As a REIT, we intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. One of our primary goals is to pay regular (monthly) distributions to our stockholders.
For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares.
The following table shows the distributions we paid during the year ended December 31, 2009:

	Total	Distributions Paid
Year	Distributions Paid	per Common Share	Return of Capital	Ordinary Income
2009	$21,763,857	$0.54	$0.30	$0.24
No distributions were paid during the period ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data presented below was derived from our audited consolidated financial statements.

		For the period from
		January 22, 2008
	Year Ended	(Date of Inception) to
	December 31, 2009	December 31, 2008
Balance Sheet Data:
Total investment in real estate assets, net	$718,368,218	$—
Cash and cash equivalents	$278,716,714	$172,493
Restricted cash	$1,191,249	$2,849,043
Total assets	$1,005,895,070	$3,032,829
Notes payable	$129,302,100	$—
Escrowed investor proceeds	$1,121,400	$2,849,043
Due to affiliates	$743,353	$—
Acquired below market lease intangibles, net	$20,032,213	$—
Total liabilities	$162,049,474	$2,933,977
Stockholders’ equity	$831,463,171	$98,852
Operating Data:
Total revenue	$23,003,534	$—
General and administrative	$2,160,974	$104,769
Property operating expenses	$594,455	$—
Property and asset management expenses	$1,992,937	$—
Acquisition related expenses	$18,563,994	$—
Depreciation and amortization	$5,474,070	$—
Operating loss	$(5,782,896)	$(104,769)
Interest income	$500,226	$3,621
Interest expense	$2,538,176	$—
Net loss	$(7,820,846)	$(101,148)
Modified funds from operations (1)	$16,217,218	$—
Cash Flow Data:
Cash flows provided by (used in) operating activities	$74,038	$(27,507)
Cash flows used in investing activities	$702,104,818	$2,849,043
Cash flows provided by financing activities	$980,575,001	$3,049,043
Per Share Data:
Net loss — basic and diluted	$(0.20)	$(5.06)
Weighted average dividends declared	$0.68	$—
Weighted average shares outstanding — basic and diluted	40,060,709	20,000

(1)	See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Modified Funds from Operations” for information regarding why we present modified funds from operations and for a reconciliation of this non-GAAP financial measure to net loss. As we commenced our principal operations on January 6, 2009, this non-GAAP financial measure is not applicable for the period from January 22, 2008 (date of inception) to December 31, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto, included in this Annual Report on Form 10-K.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental and other property income accounted for approximately 98% of total revenue during the year ended December 31, 2009. As approximately 99.9% of our rentable square feet was under lease as of December 31, 2009, with an average remaining lease term of approximately 17.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. We did not acquire any real estate investments during the period from January 22, 2008 (date of inception) through December 31, 2008. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of December 31, 2009, the debt leverage ratio of our portfolio, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was approximately 18%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We expect to manage our interest rate risk by monitoring the interest rate environment in connection with our planned property acquisitions to determine the appropriate acquisition financing, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions, our results of operations may be adversely affected.
Recent Market Conditions
Although there are signs of recovery, the current mortgage lending and interest rate environment for real estate in general continues to be disrupted and the overall economic fundamentals remain uncertain. Domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. We have and expect to continue to experience stringent lending criteria, which may affect our ability to finance certain property acquisitions. Additionally, for properties in which we are able to obtain acquisition financing, the interest rates on such loans may be unacceptable. We have and expect to continue to manage the current mortgage lending environment by utilizing fixed rate loans if the terms are acceptable, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing. We have and expect to continue to acquire properties for cash without financing, which will reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a large amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions and redeem shares.

The current economic environment has lead to higher unemployment and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets causing higher tenant vacancies, declining rental rates, and declining property values. As of December 31, 2009, 99.9% of our rentable square feet were under lease. However, if current economic conditions persist, we may experience vacancies or be required to reduce rents on occupied space. If we do experience vacancies, our advisor will actively seek to lease our vacant space; however, as retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-tenant a property has been increasing.
Application of Critical Accounting Policies
Our accounting policies have been established to conform with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
The critical accounting policies outlined below have been discussed with members of the audit committee of the board of directors.
Investment in and Valuation of Real Estate and Related Assets
We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful life of each asset. Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition related expenses effective January 1, 2009, construction and any tenant improvements, major improvements and betterments that extend the useful life of the related asset and leasing costs. All repairs and maintenance are expensed as incurred.
Assets, other than land, are depreciated or amortized on a straight line basis. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy of a property’s major tenant, a significant decrease in a property’s revenues due to circumstances, such as lease terminations, vacancies, co-tenancy clauses or reduced lease rates. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will reduce the real estate and related intangible assets and liabilities to their fair value and recognize an impairment loss. We had no assets with indicators of potential impairment as of December 31, 2009 or December 31, 2008.
Projections of expected future cash flows require us to use estimates such as future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months it takes to release the property, required tenant improvements and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the misstatement of the carrying value of our real estate and related intangible assets and net income.

When a real estate asset is identified by management as held for sale, we cease depreciation of the asset and estimate the sales price, net of selling costs. If, in management’s opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property. We had no assets identified as held for sale as of December 31, 2009 and 2008.
Allocation of Purchase Price of Real Estate and Related Assets
Upon the acquisition of real properties, we allocate the purchase price of such properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to us, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by us in estimating the allocation of purchase price to the building and to lease intangibles. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities. Above market lease values are amortized as an adjustment of rental income over the lesser of the useful life or the remaining terms of the respective leases. Below market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.
The fair values of in-place leases include direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and are estimated, in part, by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included in intangible lease assets in our consolidated balance sheets and are amortized to expense over the lesser of the useful life or the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles are included in intangible lease assets in our consolidated balance sheet and are amortized to expense over the lesser of the useful life or the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The determination of the fair values of the assets and liabilities acquired require the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which could impact the amount of our reported net income.
Revenue Recognition
Upon the acquisition of real estate, certain properties have leases where minimum rent payments increase during the term of the lease. We record rental revenue for the full term of each lease on a straight-line basis. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. We defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Reimbursements from tenants for recoverable real estate taxes and operating expenses are included in rental income in the period the related costs are incurred.

Income Taxes
We intend to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code. We generally will not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders, and so long as we distribute at least 90% of our taxable income (excluding capital gains). REITs are subject to a number of other complex organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Derivative Instruments and Hedging Activities
ASC 815, Derivatives and Hedging (“ASC 815”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives are carried at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of ASC 815 are recorded as a gain or loss to operations. Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities, and the determination of hedge effectiveness can involve significant estimates. If we incorrectly estimate the fair value of derivatives or hedge effectiveness, our net income could be impacted.
Results of Operations
Year ended December 31, 2009
On January 6, 2009, we commenced our principal operations when we issued the initial 262,059 shares of our common stock in the Offering. Prior to such date, we were considered a development stage company. As of December 31, 2009, we owned 131 single-tenant, freestanding commercial properties and two multi-tenant properties of which approximately 99.9% of the gross rentable space was leased. Because we did not commence principal operations until January 6, 2009, comparative financial data is not presented for the period from January 22, 2008 (date of inception) to December 31, 2008.
Revenue. Revenue for the year ended December 31, 2009, totaled approximately $23.0 million. Rental and other property income accounted for approximately 98% of our revenue.
General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2009 were approximately $2.2 million, primarily relating to expense reimbursements to our advisor pursuant to our advisory agreement of $744,000, as well as board of directors costs, escrow and trustee fees, accounting fees and state franchise taxes.
Property Operating Expenses. For the year ended December 31, 2009, property operating expenses were approximately $594,000, which included property taxes, insurance, and maintenance costs which are substantially reimbursed by the tenants.
Property and Asset Management Expenses. Property and asset management expenses for the year ended December 31, 2009 totaled approximately $2.0 million. Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.50% of the aggregate asset value of our properties. Additionally, we may be required to reimburse expenses incurred by our advisor in providing asset management services, subject to limitations as set forth in the advisory agreement. Pursuant to the property management agreement with our affiliated property manager, we are required to pay to our property manager a property management fee in an amount up to 2% of gross revenues from each of our single tenant properties and up to 4% of gross revenues from each of our multi-tenant properties. We may also be required to reimburse our property manager expenses it incurred relating to managing or leasing the properties, subject to limitations as set forth in the advisory agreement.
Property and asset management fees for the year ended December 31, 2009 totaled approximately $1.8 million. Property management fees and asset management fees are directly related to the rental income generated by such assets and the value of real estate owned by us. During the year ended December 31, 2009, our rental revenue was approximately $22.6 million and the average aggregate value of our real estate assets, net of gross intangible lease liabilities, was approximately $351.9 million. During the year ended December 31, 2009, we recorded approximately $238,000 of expenses related to reimbursement of costs incurred by our advisor in performing asset management and property management services.

Acquisition Related Expenses. Acquisition related expenses totaled approximately $18.6 million, which were related to our real estate acquisitions during the year ended December 31, 2009. Pursuant to the advisory agreement with our advisor, we will pay to our advisor 2% of the contract purchase price of each property or asset acquired. During the year ended December 31, 2009, we paid approximately $14.1 million to our advisor for acquisition fees. Pursuant to the advisory agreement with our advisor, we may also be required to reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan. During the year ended December 31, 2009, we reimbursed our advisor $399,000 in acquisition expenses in connection to the acquisition of 133 commercial properties with an aggregate purchase price of approximately $703.8 million.
Depreciation and Amortization Expenses. For the year ended December 31, 2009, depreciation and amortization expenses totaled approximately $5.5 million. Depreciation and amortization expenses are directly related to the value of real estate and related assets owned by us. During the year ended December 31, 2009, the average aggregate value of our real estate assets, net of gross intangible lease liabilities, was approximately $351.9 million.
Interest Income. During the year ended December 31, 2009, interest income was approximately $500,000. The amount of interest income earned is related to the amount of uninvested cash during the year and interest rates earned on the uninvested cash.
Interest Expense. During the year ended December 31, 2009, we incurred interest expense of approximately $2.5 million, which includes amortization of deferred financing costs, related to our notes payable outstanding of approximately $129.3 million. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets fitting our investment needs.
Portfolio Information
Real Estate Portfolio
As of December 31, 2009, we owned 133 properties located in 33 states, the gross rentable space of which was approximately 99.9% leased with an average lease term remaining of approximately 17.5 years.
As of December 31, 2009, our five highest tenant concentrations, based on annualized gross base rents, were as follows:

				Percentage of 2009
	Total Number	Leased	2009 Annualized	Annualized Gross
Tenant	of Leases	Square Feet (1)	Gross Base Rent	Base Rent
Walgreens — drug store	24	347,545	$9,094,239	15%
Home Depot — home improvement	7	1,110,041	8,774,796	14%
CVS — drug store	15	197,129	6,297,629	10%
Kohl’s — department store	6	522,985	5,114,867	8%
Cracker Barrel — restaurant	15	151,493	5,084,638	8%

	67	2,329,193	$34,366,169	55%

(1)	Including square feet of buildings which are on land subject to ground leases.

As of December 31, 2009, our five highest tenant industry concentrations, based on annualized gross base rents, were as follows:

				Percentage of 2009
	Total Number	Leased	2008 Annualized	Annualized Gross
Industry	of Leases	Square Feet (1)	Gross Base Rent	Base Rent
Drugstore	39	544,674	$15,391,868	25%
Home improvement	9	1,412,503	10,302,424	17%
Specialty Retail	36	530,725	7,334,354	12%
Restaurant	27	175,048	5,710,425	9%
Department store	8	581,179	5,674,007	9%

	119	3,244,129	$44,413,078	72%

(1)	Including square feet of buildings which are on land subject to ground leases.
As of December 31, 2009, our five highest geographic concentrations, based on annualized gross base rents, were as follows:

				Percentage of 2009
	Total Number	Rentable	2009 Annualized	Annualized Gross
Location	of Properties	Square Feet (1)	Gross Base Rents	Base Rent
Texas	40	1,040,392	$16,573,041	27%
Virginia	10	571,794	5,848,356	9%
California	4	377,230	3,678,988	6%
Arizona	3	304,352	3,535,907	6%
South Carolina	8	196,752	3,280,349	5%

	65	2,490,520	$32,916,641	53%

(1)	Including square feet of buildings which are on land subject to ground leases.
For more information on our portfolio diversification and statistics, see “Item 2 — Properties” above.
Modified Funds from Operations
Modified funds from operations (“MFFO”) is a non-GAAP supplemental financial performance measure that our management uses in evaluating the operating performance of our real estate investments. Similar to Funds from Operations (“FFO”), a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) widely recognized as a measure of operating performance of a real estate company, MFFO, as defined by our company, excludes items such as real estate depreciation and amortization, and gains and losses on the sale of real estate assets. However, changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. In addition to the adjustments in FFO, MFFO, as defined by our company, also excludes acquisition related expenses, which are required to be expensed in accordance with GAAP. We believe that MFFO, which excludes these costs, is more representative of the operating performance of our real estate portfolio. Depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Additionally, gains and losses on sale of real estate assets are items that management does not include in its evaluation of the current operating performance of its real estate investments, rather management believes that the impact of these items will be reflected over time through changes in rental income or other related costs. Also, management does not include acquisition related expenses in its evaluation of current operating performance as acquisition related expenses are funded with proceeds from the Offering and accordingly will not be incurred in future periods for real estate acquired during the periods presented below. We believe that MFFO reflects the overall operating performance of our real estate portfolio, which may not be immediately apparent from reported net income. As such, we believe MFFO, in addition to net income and cash flows from operating activities, as defined by GAAP, is a meaningful supplemental performance measure and is useful in understanding how our management evaluates our ongoing operating performance.

However, MFFO should not be considered as an alternative to net income or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.
Our calculation of MFFO, and a reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the year ended December 31, 2009:

Year Ended
December 31, 2009
Net loss	$(7,820,846)
Add:
Depreciation of real estate assets	3,178,078
Amortization of lease related costs	2,295,992
Acquisition related expenses	18,563,994

MFFO	$16,217,218

Set forth below is additional information that may be helpful in assessing our operating results:
•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $2.0 million during the year ended December 31, 2009.
•	Amortization of deferred financing costs totaled approximately $202,000 during the year ended December 31, 2009.
Liquidity and Capital Resources
General
Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions to stockholders and principal and interest on any future outstanding indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from leased properties and interest earned on our cash balances. We expect to continue to raise capital through our ongoing Offering of common stock and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of December 31, 2009, we had raised approximately $978.0 million in the Offering, net of redemptions and inclusive of amounts raised under our DRIP.
As of December 31, 2009, we had cash and cash equivalents of approximately $278.7 million. Additionally, as of December 31, 2009, we had unencumbered properties with a gross book value of approximately $395.8 million that may be used as collateral to secure additional financing in future periods.
Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from the Offering. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organization costs associated with the Offering are initially paid by CR III Advisors, which will be reimbursed for such costs up to 1.5% of the gross capital raised by us in the Offering. As of December 31, 2009, our advisor or its affiliates has paid approximately $13.4 million of offering and organization costs, of which we have reimbursed approximately $12.9 million.
During the year ended December 31, 2009, we paid distributions to our stockholders of approximately $21.8 million, including approximately $12.6 million through the issuance of shares pursuant to our DRIP. The distributions were funded by adjusted cash flows from operations of approximately $18.6 million and proceeds from notes payable of approximately $3.2 million. Adjusted cash flows from operations consists of cash flows provided by operating activities of approximately $74,000 adjusted to add back approximately $18.6 million of real estate acquisition related expenses incurred during the period and expensed in accordance with ASC 805, Business Combinations.

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
On December 18, 2009, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001849509 per share (which equates to approximately 6.75% on an annualized bases calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on March 31, 2010.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any future indebtedness. Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of our Offering and from debt financings. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds of our Offering, cash advanced to us by our advisor, borrowing on our TCF Loan and/or borrowings in anticipation of future cash flow. The TCF Loan and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios, and leverage ratios. These covenants may limit our ability to incur additional debt and make borrowings on our TCF Loan.
Pursuant to our charter, we are required to limit our aggregate borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) or fair value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair value of our gross assets unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. During the year ended December 31, 2009, we obtained borrowings that caused our leverage ratio at certain times to exceed the 60% limitation, which was approved by our independent directors. The independent directors believed such borrowing levels were justified for the following reasons:
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
Additionally, the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, as of December 31, 2009, was approximately 18% and the weighted average years to maturity was approximately 6.8 years.

Our contractual obligations as of December 31, 2009, were as follows:

	Payments due by period (1) (2)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years
Principal payments — fixed rate debt	$129,302,100	$357,096	$49,738,932	$2,030,731	$77,175,341
Interest payments — fixed rate debt	51,653,497	7,657,920	20,188,845	9,299,647	14,507,085

Total	$180,955,597	$8,015,016	$69,927,777	$11,330,378	$91,682,426

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	As of December 31, 2009, we had approximately $37.5 million of variable rate debt fixed through the use of interest rate swaps. We used the fixed rates under the swap agreement to calculate the debt payment obligations in future periods. As of December 31, 2009, we did not have any variable rate debt outstanding for which the interest rate had not been fixed through the use of interest rate swaps.
Cash Flow Analysis
Year Ended December 31, 2009
Operating Activities. Net cash provided by operating activities was approximately $74,000 for the year ended December 31, 2009, primarily due to the acquisition of 133 properties during the year which resulted in an increase in depreciation and amortization expenses totaling approximately $5.7 million, an increase in the change in accounts payable and accrued expenses of approximately $3.0 million, and an increase in the change in deferred rent and other liabilities of approximately $2.2 million, offset by an increase in net loss of approximately $7.8 million, primarily due to an increase in acquisition related expenses of approximately $18.6 million, and a decrease in the change in rents and tenant receivables of approximately $2.9 million for the year December 31, 2009.
Investing Activities. Net cash used in investing activities was approximately $702.1 million for the year ended December 31, 2009, primarily due to the acquisition of 133 commercial properties during the year ended December 31, 2009 for approximately $703.8 million.
Financing Activities. Net cash provided by financing activities was approximately $980.6 million for the year ended December 31, 2009, primarily due to net proceeds from the issuance of common stock under the Offering of approximately $866.9 million and proceeds from notes payable of approximately $129.4 million, offset by distributions paid to investors of approximately $9.1 million.
Period Ended December 31, 2008
As of December 31, 2008, we had not commenced principal operations. Accordingly, a cash flow analysis for the period from January 22, 2008 (Date on Inception) to December 31, 2008 is not meaningful.
Election as a REIT
We intend to qualify as a REIT commencing with the taxable year ended December 31, 2009. To qualify as a REIT, we must meet, and continue to meet, certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. Accordingly, to the extent we meet the REIT qualifications, we generally will not be subject to federal corporate income tax so long as we distribute at least 90% of our taxable income to our stockholders.
If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying financial statements.

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
Commitments and Contingencies
We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 9 to our consolidated financial statements in this Annual Report on Form 10-K for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CR III Advisors and its affiliates, whereby we have paid and may continue to pay certain fees to, or reimburse certain expenses of, CR III Advisors or its affiliates such as acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 10 to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
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
Subsequent Events
Certain events occurred subsequent to December 31, 2009 through the date of this Annual Report on Form 10-K. Refer to Note 16 to our consolidated financial statements in this Annual Report on Form 10-K for further explanation. Such events include:
•	Sale of shares of common stock;

•	Follow-on offering;

•	Redemption of shares of common stock;

•	Declaration of distributions;

•	Acquisition of various properties; and

•	Addition of a borrowing base revolving credit facility.
Impact of Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements in this Annual Report on Form 10-K for further explanation of applicable new accounting pronouncements. There are no new accounting pronouncements that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.
Off Balance Sheet Arrangements
As of December 31, 2009 and 2008 we had no off balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2009, we had approximately $129.3 million of fixed rate debt outstanding, which includes $37.5 million of variable rate mortgage notes for which the interest rate was fixed through the maturity date through the use of interest rate swaps. As of December 31, 2009, we did not have any variable rate debt outstanding for which the interest rate had not been fixed through the use of interest rate swaps and therefore are not directly exposed to interest rate changes. In the future we may obtain variable rate debt financing to fund certain property acquisitions, and may be exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered and expect to continue to enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings.
As of December 31, 2009, we had 16 interest rate swap agreements outstanding, which mature on various dates from August 2012 through January 2017, with an aggregate notional amount under the swap agreements of approximately $37.5 million and an aggregate fair value of approximately ($135,000). The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2009, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of approximately $800,000.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2009.

ITEM 9A(T).	CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2009, were effective in all material respects to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
No change occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Cole Credit Property Trust III, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Based on this evaluation, management has concluded that Cole Credit Property Trust III, Inc.’s internal control over financial reporting was effective as of December 31, 2009.
This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2010 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2010 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2010 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2010 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2010 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of Documents Filed.
1.	The list of the financial statements contained herein is set forth on page F-1 hereof.
2.	Financial Statement Schedules —
Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
(b) See (a) 3 above.
(c) See (a) 2 above.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the Year Ended December 31, 2009 and for the Period from January 22, 2008 (date of inception) to December 31, 2008	F-4

Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2009 and for the Period from January 22, 2008 (date of inception) to December 31, 2008	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2009 and for the Period from January 22, 2008 (date of inception) to December 31, 2008	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cole Credit Property Trust III, Inc.
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust III, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from January 22, 2008 (date of inception) to December 31, 2008 and for the year ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Credit Property Trust III, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the period from January 22, 2008 (date of inception) to December 31, 2008 and for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 29, 2010

COLE CREDIT PROPERTY TRUST III, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
Investment in real estate assets:
Land	$231,685,827	$—
Buildings and improvements, less accumulated depreciation of $3,178,078	361,561,015	—
Acquired intangible lease assets, less accumulated amortization of $2,647,608	125,121,376	—

Total investment in real estate assets, net	718,368,218	—
Cash and cash equivalents	278,716,714	172,493
Restricted cash	1,191,249	2,849,043
Rents and tenant receivables	2,918,283	—
Prepaid expenses, mortgage loan deposits, derivative and other assets	1,068,071	11,293
Deferred financing costs, less accumulated amortization of $201,624	3,632,535	—

Total assets	$1,005,895,070	$3,032,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$129,302,100	$—
Accounts payable and accrued expenses	3,093,881	84,934
Escrowed investor proceeds	1,121,400	2,849,043
Due to affiliates	743,353	—
Acquired below market lease intangibles, less accumulated amortization of $399,079	20,032,213	—
Distributions payable	5,312,799	—
Deferred rent, derivative and other liabilities	2,443,728	—

Total liabilities	162,049,474	2,933,977

Redeemable common stock	12,382,425	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 98,002,392 and 20,000 shares issued and outstanding, respectively	980,024	200
Capital in excess of par value	865,616,744	199,800
Accumulated distributions in excess of earnings	(34,998,650)	(101,148)
Accumulated other comprehensive loss	(134,947)	—

Total stockholders’ equity	831,463,171	98,852

Total liabilities and stockholders’ equity	$1,005,895,070	$3,032,829

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the period from
		January 22, 2008
	Year Ended	(Date of Inception) to
	December 31,	December 31,
	2009	2008
Revenues:
Rental and other property income	$22,599,465	$—
Tenant reimbursement income	404,069	—

Total revenue	23,003,534	—

Expenses:
General and administrative expenses	2,160,974	104,769
Property operating expenses	594,455	—
Property and asset management expenses	1,992,937	—
Acquisition related expenses	18,563,994	—
Depreciation	3,178,078	—
Amortization	2,295,992	—

Total operating expenses	28,786,430	104,769

Operating loss	(5,782,896)	(104,769)

Other income (expense):
Interest income	500,226	3,621
Interest expense	(2,538,176)	—

Total other (expense) income	(2,037,950)	3,621

Net loss	$(7,820,846)	$(101,148)

Weighted average number of common shares outstanding:
Basic and diluted	40,060,709	20,000

Net loss per common share:
Basic and diluted	$(0.20)	$(5.06)

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated	Accumulated
	Common Stock			Distributions in	Other
	Number of		Capital in Excess	Excess of	Comprehensive	Total Stockholders’
	Shares	Par Value	of Par Value	Earnings	Loss	Equity
Balance, January 22, 2008 (Date of Inception)	—	$—	$—	$—	$—	$—
Cash received from issuance of common stock to Cole Holdings Corporation	20,000	200	199,800	—	—	200,000
Net loss	—	—	—	(101,148)	—	(101,148)

Balance, December 31, 2008	20,000	200	199,800	(101,148)	—	98,852

Issuance of common stock	98,007,480	980,075	977,257,015	—	—	978,237,090
Distributions	—	—	—	(27,076,656)	—	(27,076,656)
Commissions on stock sales and related dealer manager fees	—	—	(85,845,047)	—	—	(85,845,047)
Other offering costs	—	—	(13,369,027)	—	—	(13,369,027)
Redemptions of common stock	(25,088)	(251)	(243,572)	—	—	(243,823)
Redeemable common stock	—	—	(12,382,425)	—	—	(12,382,425)
Comprehensive loss:
Net loss	—	—	—	(7,820,846)	—	(7,820,846)
Net unrealized loss on interest rate swaps	—	—	—	—	(134,947)	(134,947)

Total comprehensive loss						(7,955,793)

Balance, December 31, 2009	98,002,392	$980,024	$865,616,744	$(34,998,650)	$(134,947)	$831,463,171

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period From
		January 22, 2008
	Year Ended	(Date of Inception)
	December 31,	to December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,820,846)	$(101,148)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,178,078	—
Amortization	2,248,529	—
Amortization of deferred financing costs	201,624	—
Changes in assets and liabilities:
Rents and tenant receivables	(2,918,283)	—
Prepaid expenses and other assets	(231,080)	(11,293)
Accounts payable and accrued expenses	2,993,249	84,934
Due to affiliates	253,684	—
Deferred rent and other liabilities	2,169,083	—

Net cash provided by (used in) operating activities	74,038	(27,507)

Cash flows from investing activities:
Change in restricted cash	1,657,794	(2,849,043)
Investments in real estate and related assets	(703,762,612)	—

Net cash used in investing activities	(702,104,818)	(2,849,043)

Cash flows from financing activities:
Proceeds from issuance of common stock	965,610,842	200,000
Offering costs on issuance of common stock	(98,724,405)	—
Redemptions of common stock	(243,823)	—
Distributions to investors	(9,137,609)	—
Proceeds from notes payable	129,390,000	—
Repayment of notes payable	(87,900)	—
Proceeds from affiliate notes payable	41,581,000	—
Repayment of affiliate notes payable	(41,581,000)	—
Escrowed investor proceeds liability	(1,727,643)	2,849,043
Payment of loan deposits	(3,183,050)	—
Refund of loan deposits	2,497,050	—
Deferred financing costs paid	(3,818,461)	—

Net cash provided by financing activities	980,575,001	3,049,043

Net increase in cash and cash equivalents	278,544,221	172,493
Cash and cash equivalents, beginning of year	172,493	—

Cash and cash equivalents, end of year	$278,716,714	$172,493

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$5,312,799	$—

Common stock issued through distribution reinvestment plan	$12,626,248	$—

Net unrealized loss on interest rate swaps	$(134,947)	$—

Supplemental Cash Flow Disclosures:
Interest paid	$1,922,018	$—

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust III, Inc. (the “Company”) is a Maryland corporation that was formed on January 22, 2008, which intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2009, the year during which the Company began material operations. Substantially all of the Company’s business is conducted through Cole REIT III Operating Partnership, LP (“CCPT III OP”), a Delaware limited partnership. The Company is the sole general partner of and owns an approximately 99.99% partnership interest in CCPT III OP. Cole REIT Advisors III, LLC (“CR III Advisors”), the affiliate advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of CCPT III OP.
Pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, the Company is offering for sale to the public on a “best efforts” basis a minimum of 250,000 shares and a maximum of 230,000,000 shares of its common stock at a price of $10.00 per share and up to 20,000,000 additional shares pursuant to a distribution reinvestment plan, (the “DRIP”), under which its stockholders may elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the estimated value of a share of our common stock (the “Offering”). The registration statement for the Offering was declared effective on October 1, 2008. Pursuant to the terms of the Offering, all subscription proceeds were held in escrow until the Company received subscriptions aggregating $2.5 million. The Company satisfied the conditions of escrow on January 6, 2009. Additionally, the Company had a special escrow account for subscriptions from residents of Pennsylvania. The conditions of that special escrow account were satisfied during the three months ended March 31, 2009.
On January 6, 2009, the Company issued the initial 262,059 shares under the Offering and commenced its principal operations. Prior to such date, the Company was considered a development stage company. As of December 31, 2009, the Company had issued approximately 98.0 million shares of its common stock in the Offering, including approximately 96.7 million shares sold in the primary offering and approximately 1.3 million shares sold pursuant to the DRIP for gross offering proceeds of approximately $978.2 million before offering costs and selling commissions of approximately $99.2 million. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of retail and other income producing commercial properties located throughout the United States, including U.S. protectorates.
The Company’s common stock is not currently listed on a national securities exchange. The Company may seek to list its common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed on a national securities exchange. In the event it does not obtain listing prior to the tenth anniversary of the completion or termination of the Offering, its charter requires that it either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States (“GAAP”), in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investment in and Valuation of Real Estate and Related Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition related expenses effective January 1, 2009, construction and any tenant improvements, major improvements and betterments that extend the useful life of the related asset and leasing costs. All repairs and maintenance are expensed as incurred.
Assets, other than land, are depreciated or amortized on a straight line basis. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy of a property’s major tenant, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will reduce the real estate and related intangible assets and liabilities to their fair value and recognize an impairment loss. The Company had no assets with indicators of potential impairment as of December 31, 2009 or December 31, 2008.
Projections of expected future cash flows require the Company to use estimates such as future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months it takes to release the property, required tenant improvements and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the misstatement of the carrying value of our real estate and related intangible assets and net income.
When a real estate asset is identified as held for sale, the Company will cease depreciation of the asset and estimate the sales price, net of selling costs. If, in the Company’s opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property. There were no assets identified as held for sale as of December 31, 2009 and 2008.
Allocation of Purchase Price of Real Estate and Related Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used by its management in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to lease intangibles. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the Company’s purchase price allocations, which could impact the amount of its reported net income.
The Company estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the mortgage note’s outstanding principal balance is amortized to interest expense over the term of the mortgage note payable.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.
Restricted Cash and Escrows
The Company is currently engaged in a public offering of its common stock. Restricted cash primarily consisted of escrowed investor proceeds for which shares of common stock had not been issued of approximately $1.1 million and approximately $2.8 million as of December 31, 2009 and December 31, 2008, respectively.
Rents and Tenant Receivables
Rents and tenant receivables primarily includes amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries due from tenants. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy, if any, are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Prepaid Expenses and Other Assets
Prepaid expenses and other assets includes expenses incurred as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.
Derivative Instruments and Hedging Activities
ASC 815, Derivatives and Hedging (“ASC 815”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives are carried at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of ASC 815 are recorded as a gain or loss to operations.
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Amortization of deferred financing costs for the year ended December 31, 2009 was approximately $202,000 and was recorded in interest expense in the consolidated statements of operations. There were no deferred financing costs as of December 31, 2008.
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
Income Taxes
The Company will make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ended December 31, 2009. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, so long as it distributes at least 90% of its taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Concentration of Credit Risk
As of December 31, 2009, the Company had cash on deposit in five financial institutions in excess of current federally insured levels, totaling approximately $277.5 million, however, the Company has not experienced any losses in such accounts. The Company limits investment of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.
As of December 31, 2009, two tenants in the drugstore, two tenants in the home improvement and 24 tenants in the specialty retail industries comprised approximately 25%, 17% and 12%, respectively, of 2009 gross annualized base rental revenues. As of December 31, 2009, two tenants in the drugstore industry accounted for approximately 15% and 10%, respectively, and one tenant in the home improvement industry accounted for approximately 14% of 2009 gross annualized base rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of December 31, 2009, 40 of the Company’s properties were located in Texas, accounting for approximately 27% of 2009 gross annualized base rental revenues.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Offering and Related Costs
CR III Advisors funds all of the organization and offering costs on the Company’s behalf and is reimbursed for such costs up to 1.5% of gross proceeds from the Offerings, excluding selling commissions and the dealer-manager fee. During the year ended December 31, 2009, CR III Advisors incurred organization and offering costs of approximately $13.4 million, on behalf of the Company, of which, all were reimbursable by the Company. As of December 31, 2008, the Advisor had incurred organization and offering costs of approximately $1.7 million, on behalf of the Company; these costs were not included in the financial statements of the Company because such costs were not a liability of the Company until the subscriptions for the minimum number of shares of common stock are received and accepted by the Company. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs, are recorded as a reduction of capital in excess of par value along with sales commissions and dealer manager fees of 7% and 2%, respectively. Organization costs are expensed as incurred. No organization costs were expensed during the year ended December 31, 2009 and the period from January 22, 2008 (date of inception) to December 31, 2008.
Due to Affiliates
Certain affiliates of the Company received, and will continue to receive fees, reimbursements, and compensation in connection with the Offering, and the acquisition, management, financing, leasing and sale of the assets of the Company. As of December 31, 2009, approximately $743,000 remained payable to the affiliates for services provided on behalf of the Company.
Stockholders’ Equity
As of each of December 31, 2009 and 2008, the Company was authorized to issue 490,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $.01 per share. The Company’s board of directors may authorize additional shares of capital stock and amend the terms without obtaining stockholder approval.
Redeemable Common Stock
The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the Company’s DRIP. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, the Company accounts for proceeds received from its DRIP as redeemable common stock, outside of permanent equity. As of December 31, 2009, the Company had issued approximately 1.3 million shares of common stock under the DRIP, for cumulative proceeds of approximately $12.6 million under its DRIP, which are recorded as redeemable common stock, net of redemptions, in the consolidated balance sheets. As of December 31, 2008, the Company had not issued any shares of common stock under its DRIP. The Company’s share redemption program permits investors to sell shares back to the Company after they have held them for at least one year, subject to significant conditions and limitations. The Company may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances. As of December 31, 2009, the Company had redeemed approximately 25,000 shares of common stock for an aggregate price of approximately $244,000. The Company had not redeemed any shares of common stock as of December 31, 2008.
Earnings Per Share
Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted income per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the year ended December 31, 2009 and for the period from January 22, 2008 (date of inception) to December 31, 2008.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Interest
Interest is charged to expense as it accrues. No interest costs were capitalized during the year ended December 31, 2009 and the period from January 22, 2008 (date of inception) to December 31, 2008.
Distributions Payable and Distribution Policy
In order to qualify as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its taxable income excluding capital gains. To the extent funds are available, the Company intends to pay regular quarterly distributions to stockholders. Distributions are paid to those stockholders who are stockholders of record as of applicable record dates.
During September 2009, our board of directors declared a daily distribution of $0.001849316 per share (which equates to approximately 6.75% on an annualized bases calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on October 1, 2009 and ending on December 31, 2009. As of December 31, 2009, the Company had distributions payable of approximately $5.3 million. The distributions were paid in January 2010, of which approximately $3.1 million was reinvested in shares through the DRIP.
Recent Accounting Pronouncements
In December 2007, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, codified primarily in ASC 805, Business Combinations (“ASC 805”). ASC 805 clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of ASC 805 became effective for the Company for any business combinations occurring on or after January 1, 2009. The adoption of ASC 805 has had a material impact on the consolidated financial statements due to the expensing of acquisition costs, which previously would have been capitalized under SFAS No. 141. The Company expensed approximately $18.6 million of acquisition expenses during the year ended December 31, 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51, codified primarily in ASC 810, Consolidation (“ASC 810”). This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 was effective for the Company on January 1, 2009. The provisions of this standard are applied retrospectively upon adoption. The adoption of ASC 810 has not had a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133, codified primarily in ASC 815, Derivatives and Hedging (“ASC 815”), which requires additional disclosures about an entity’s derivative and hedging activities including, descriptions of how and why the entity uses derivative instruments, how such instruments are accounted for under SFAS No. 133 and how derivative instruments affect the entity’s financial position, operations, and cash flow. The adoption of ASC 815 has not had a material impact on the Company’s consolidated financial statement disclosures.
In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, codified primarily in ASC 320, Investments—Debt and Equity Securities (“ASC 320”), addresses other-than-temporary impairments for debt securities. The Company elected to early adopt ASC 320 beginning January 1, 2009. The adoption of ASC 320 has not had a material impact on the Company’s consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In May 2009, the FASB issued ASC 855-10, Subsequent Events, to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new disclosure requirement was effective for interim reporting periods ended after June 15, 2009. The Company adopted ASC 855-10 on April 1, 2009 and provided the required disclosures. In February 2010, FASB issued ASU 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”), which removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. The Company adopted ASU 2010-09 in February 2010 and did not disclose the date the financial statements are available to be issued.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification™ (the “Codification”) will become the source of authoritative GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for Securities and Exchange Commission registrants. The Codification became effective on July 1, 2009 and superseded all then-existing non-Securities and Exchange Commission accounting and reporting standards. All other non-grandfathered non-Securities and Exchange Commission accounting literature not included in the Codification is nonauthoritative. The Company adopted the Codification beginning on July 1, 2009. Because the Codification is not intended to change GAAP, it did not have a material impact on the Company’s consolidated financial statements.
In August 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”), which provides alternatives to measuring the fair value of liabilities when a quoted price for an identical liability traded in an active market does not exist. The alternatives include using either (1) a valuation technique that uses quoted prices for identical or similar liabilities or (2) another valuation technique, such as a present value technique or a technique that is based on the amount paid or received by the reporting entity to transfer an identical liability. The amended guidance was effective for the Company beginning October 1, 2009. The adoption of ASU 2009-05 has not had a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), (“ASU 2010-06”), which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, Compensation—Retirement Benefits, to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 has not had a material impact on the Company’s consolidated financial statement disclosures. The Company does not expect the adoption of the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis of ASU 2009-06 to have a material impact on the consolidated financial statement disclosures.
NOTE 3 — FAIR VALUE MEASUREMENTS
ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.
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

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents, restricted cash, rents and tenant receivables, prepaid expenses and mortgage loan deposits and accounts payable and accrued expenses - The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Notes payable - The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of December 31, 2009. The fair value of the notes payable was approximately $128.6 million at December 31, 2009, as compared to the carrying value of approximately $129.3 million as of December 31, 2009. There were no notes payable outstanding as of December 31, 2008.
Derivative Instruments - The Company’s derivative financial assets and liabilities, included on the consolidated balance sheets, represent the Company’s interest rate swaps. All of the derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on the derivative instruments measured at fair value.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial assets and liabilities.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2009:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swap	$139,698	$—	$139,698	$—

Liabilities:
Interest rate swaps	$274,645	$—	$274,645	$—

There were no interest rate swaps as of December 31, 2008.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 4 — REAL ESTATE ACQUISITIONS
During the year ended December 31, 2009, the Company acquired a 100% interest in 133 commercial properties for an aggregate purchase price of approximately $703.8 million. The Company financed the acquisitions with net proceeds of the Offering and through the issuance of approximately $171.0 million in mortgage notes, each of which is secured by the respective properties on which the debt was placed. Six of the commercial properties were acquired from affiliates of the Company’s advisor. A majority of the Company’s board of directors, including all of the Company’s independent directors, not otherwise interested in the acquisitions approved the acquisitions as being fair and reasonable to the Company and that the cost to the Company was not in excess of the current appraised value of the properties or the cost of the properties to the affiliates. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The Company allocated the aggregate purchase price of approximately $231.7 million to land, approximately $364.7 million to building and improvements, approximately $108.6 million to acquired in-place leases, approximately $20.4 million to acquired below-market leases, and approximately $19.2 million to acquired above-market leases. The Company expensed approximately $18.6 million of acquisition costs related to the acquisitions.
The Company recorded revenue for the year ended December 31, 2009 of approximately $23.0 million and net loss for the year ended December 31, 2009 of approximately $7.8 million related to the operations of the Company’s acquired properties. The Company did not complete any acquisitions during the period from January 22, 2008 to December 31, 2008.
The following information summarizes selected financial information from the combined results of operations of the Company, as if all of the Company’s acquisitions were completed as of the beginning of each period presented.
The Company estimated that revenues, on a pro forma basis, for the year ended December 31, 2009, would have been approximately $63.4 million and net income, on a pro forma basis, for the year ended December 31, 2009 would have been approximately $15.8 million.
The Company estimated that revenues, on a pro forma basis, for the period from January 22, 2008 (date of inception) to December 31, 2008 would have been approximately $59.8 million and net income, on a pro forma basis, for the period from January 22, 2008 (date of inception) to December 31, 2008 would have been approximately $13.8 million.
This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each period, nor does it purport to represent the results of future operations.
NOTE 5 — ACQUIRED INTANGIBLE LEASE ASSETS
Acquired intangible lease assets consisted of the following:

	December 31,
	2009	2008
Acquired in-place leases, net of accumulated amortization of $2,295,992 (with a weighted average life of 219 months)	$106,329,066	$—
Acquired above market leases, net of accumulated amortization of $351,616 (with a weighted average life of 191 months)	18,792,310	—

	$125,121,376	$—

Amortization expense recorded on the intangible assets for the year ended December 31, 2009 was approximately $2.6 million. There were no intangible lease assets as of December 31, 2008.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Estimated amortization expense of the respective intangible lease assets as of December 31, 2009 for each of the five succeeding fiscal years is as follows:

	Amount
Year	Leases In-Place	Above Market Leases
2010	$6,936,864	$1,307,176
2011	$6,898,185	$1,299,825
2012	$6,611,310	$1,257,172
2013	$6,251,407	$1,218,033
2014	$6,143,510	$1,198,114
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the notional amount and fair value of the Company’s derivative instruments. Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 above. The notional amount under the swap agreement is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.

						Fair Value of Asset (Liability)
Derivatives designated as		Notional	Interest	Effective	Maturity	December 31,	December 31,
hedging instruments	Balance Sheet Location	Amount	Rate	Date	Date	2009	2008
Interest Rate Swaps (1)	Deferred rent, derivative and other liabilities	$20,000,000	5.95%	9/8/2009	8/29/2012	$(274,645)	$—
Interest Rate Swap	Prepaid expenses, mortgage loan deposits, derivative and other assets	17,500,000	5.75%	12/18/2009	1/1/2017	139,698	—

(1)	The Company executed 15 swap agreements with identical terms and with an aggregate notional amount under the swap agreements of $20.0 million.
Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate notes payable. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income or loss.
The following tables summarize the losses on the Company’s derivative instruments and hedging activities.

	Amount of (Loss) Recognized in Other Comprehensive Loss
		For the period from
		January 22, 2008
	Year Ended	(Date of Inception) to
Derivatives in Cash Flow Hedging Relationships	December 31, 2009	December 31, 2008
Interest Rate Swaps (1)	$(134,947)	$—

(1)	There were no portions relating to the change in the fair value of the interest rate swap agreements that were considered ineffective during the year ended December 31, 2009. No previously effective portion of gains or losses that were recorded in accumulated other comprehensive loss during the term of the hedging relationship was reclassified into earnings during the year ended December 31, 2009.
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records counterparty credit risk valuation adjustments on its interest rate swap derivative asset in order to properly reflect the credit quality of the counterparty. In addition, the Company’s fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of the Company’s credit quality. As of December 31, 2009 and December 31, 2008, there have been no termination events or events of default related to the interest rate swaps.
NOTE 7 — NOTES PAYABLE AND LINE OF CREDIT
As of December 31, 2009, the Company had approximately $129.3 million mortgage notes payable outstanding, with fixed interest rates, which includes approximately $37.5 million of variable rate debt swapped to fixed rates ranging from 5.54% to 6.45% per annum, each of which remained outstanding as of December 31, 2009. The mortgage notes payable mature on various dates from August 2012 through January 2020, with a weighted average remaining term of approximately 6.8 years. One lender can reset the interest rates related to two fixed rate mortgage notes payable of approximately $30.0 million and $32.0 million, respectively. Related to approximately $30.0 million of the fixed rate debt, the lender can reset the interest rate on September 1, 2013, at which time the Company can accept the interest rate through the maturity date of September 1, 2019, or the Company may decide to reject the rate and prepay the loan on September 1, 2013. Related to approximately $32.0 million of the fixed rate debt, the lender can reset the interest rate on February 1, 2015, at which time the Company can accept the interest rate through the maturity date of January 1, 2020, or the Company may decide to reject the rate and prepay the loan on February 1, 2015. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed. The mortgage notes payable are generally non-recourse to the Company and CCPT III OP, but both are liable for customary non-recourse carve-outs. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities securing the notes payable, was approximately $253.8 million as of December 31, 2009. The mortgage notes may generally be prepaid subject to meeting certain requirements and payment of a prepayment premium as specified in the respective loan agreement. In the event a mortgage note is not paid off on the maturity date, the mortgage loans include default provisions. Generally upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (a) the maximum rate permitted by applicable law, or (b) the then-current interest rate plus a percentage specified in the respective loan agreement, which ranges from 4.00% to 5.55%.
On December 16, 2009, the Company entered into a secured revolving term loan (the “TCF Loan”) with TCF National Bank providing available borrowings of up to $25.0 million until December 16, 2012. Subsequent to December 16, 2012, the TCF loan converts to an interest-only term loan of $23.0 million, which matures on December 16, 2014. The Company will be required to repay any borrowings greater than $23.0 million at December 16, 2012. The Company can elect to pay a variable interest rate equal to one-month LIBO rate plus 350 basis points or the prime rate plus 100 basis points, each with a minimum interest rate of 4.50% per year. The TCF Loan is recourse to the Company and CCPT III OP, and the Company fully guarantees the obligations of CCPT III OP. The TCF Loan also includes usual and customary events of default and remedies for facilities of this nature. As of December 31, 2009, the borrowing base under the TCF Loan was approximately $24.5 million based on the underlying collateral pool of nine single-tenant commercial properties that the Company owns. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities securing the TCF Loan, was approximately $54.1 million as of December 31, 2009. As of December 31, 2009, the Company had no outstanding balance and approximately $24.5 million was available under the TCF Loan. The TCF Loan and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios and leverage ratios. The Company believes it was in compliance with the financial covenants of the TCF Loan as of December 31, 2009.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2009, the Company also entered into eight loans totaling approximately $41.6 million, all of which were variable rate debt with interest rates equal to the 3-month LIBO rate plus 250 basis points and were secured by the membership interest held by CCPT III OP in certain of its wholly-owned subsidiaries. Of the $41.6 million, approximately $13.9 million was borrowed from Series B, LLC (“Series B”), approximately $15.7 million was borrowed from Series C, LLC (“Series C”), and approximately $12.0 million was borrowed from Series D, LLC (“Series D”), each of which is an affiliate of the Company’s advisor. The loans from Series C and Series D contain a revolving line of credit feature that allows the Company to borrow up to approximately $15.7 million and approximately $12.0 million, respectively, and each loan matures in January 2010. The loan from Series B matured on March 31, 2009. The Company’s board of directors, including all of the independent directors not otherwise interested in the transactions, approved the loans as fair, competitive and commercially reasonable, and determined that their terms were no less favorable to the Company than loans between unaffiliated third parties under similar circumstances. The loans were repaid in full during the year ended December 31, 2009, with gross offering proceeds and cash flows generated from operations. The Company paid approximately $184,000 of interest and no financing coordination fee related to the aforementioned loans from affiliated entities during the year ended December 31, 2009.
The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to December 31, 2009 and thereafter (in thousands):

Principal
For the year ending December 31:	Repayments (1)
2010	$357,096
2011	1,381,915
2012	21,588,161
2013	26,768,856
2014	460,254
Thereafter	78,745,818

Total	$129,302,100

(1)	Principal payment amounts reflect actual payments based on face amount of notes payable.
NOTE 8 — ACQUIRED BELOW MARKET LEASE INTANGIBLES
Acquired below market lease intangibles consisted of the following:

	December 31,
	2009	2008
Acquired below market leases, net of accumulated amortization of $399,079 (with a weighted average life of 243 months).	$20,032,213	$—
Amortization income recorded on the intangible liability, for the year ended December 31, 2009 was approximately $399,000. There was no intangible lease liability as of December 31, 2008.
Estimated amortization income of the intangible lease liability as of December 31, 2009 for each of the five succeeding fiscal years is as follows:

Year	Amount Below Market Leases
2010	$1,128,877
2011	$1,125,941
2012	$1,105,363
2013	$1,078,347
2014	$1,047,321

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9 — COMMITMENTS AND CONTINGENCIES
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
NOTE 10 — RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Certain affiliates of the Company received, and will continue to receive fees, reimbursements and compensation in connection with the Offering, and the acquisition, financing, management, leasing and sale of the assets of the Company. Cole Capital Corporation (“Cole Capital”), the Company’s affiliated dealer manager, received and will continue to receive, a selling commission of up to 7.0% of gross offering proceeds, before reallowance of commissions earned by participating broker-dealers, in connection with the Offering. Cole Capital intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, Cole Capital received, and will continue to receive, 2.0% of gross offering proceeds, before reallowance to participating broker-dealers, as a dealer-manager fee in connection with the Offering. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer-manager fees are paid to Cole Capital or other broker-dealers in respect to shares sold under the DRIP. During the year ended December 31, 2009, the Company paid approximately $85.8 million to Cole Capital for selling commissions and dealer manager fees of which approximately $75.6 million was reallowed to participating broker-dealers. No such fees were paid to Cole Capital during the period from January 22, 2008 (date of inception) to December 31, 2008.
All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by CR III Advisors or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. During the year ended December 31, 2009, the Company recorded approximately $13.4 million for organization and offering expenses of the Offering. As of December 31, 2009, approximately $490,000 of such costs had been incurred by CR III Advisors but had not been reimbursed by the Company, and is included in due to affiliates on the consolidated financial statements. As of December 31, 2008, no amounts were payable to CR III Advisors for such costs. During the period from January 22, 2008 (date of inception) to December 31, 2008, CR III Advisors incurred organization and offering costs of approximately $1.7 million, on behalf of the Company. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company until the subscriptions for the minimum number of shares of common stock were received and accepted by the Company.
CR III Advisors or its affiliates also receive acquisition and advisory fees of up to 2.0% of the contract purchase price of each asset for the acquisition, development or construction of properties and will be reimbursed for acquisition expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction does not exceed 6.0% of the contract purchase price. The Company expects acquisition expenses to be approximately 0.5% of the purchase price of each property. The Company will not reimburse CR III Advisors for personnel costs in connection with services for which CR III Advisors receives acquisition fees. During the year ended December 31, 2009, the Company recorded approximately $14.1 million for acquisition fees. No such fees were paid to CR III Advisors during the period from January 22, 2008 (date of inception) to December 31, 2008. During the year ended December 31, 2009, the Company recorded approximately $468,000 for acquisition costs incurred by CR III Advisors in the process of acquiring properties. No such costs were incurred by CR III Advisors during the period from January 22, 2008 (date of inception) to December 31, 2008. As of December 31, 2009, approximately $70,000 of such costs had been incurred by CR III Advisors but had not been reimbursed by the Company, and is included in due to affiliates on the consolidated financial statements. As of December 31, 2008, no amounts were payable to CR III Advisors for such costs.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
If CR III Advisors, or its affiliates, provides substantial services, as determined by the independent directors, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay CR III Advisors or its affiliates a financing coordination fee equal to 1% of the amount available under such financing; provided however, that CR III Advisors or its affiliates shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which CR III Advisors or its affiliates received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to CR III Advisors or its affiliates as the Company acquires such permanent financing. With respect to any revolving line of credit, no financing coordination fees will be paid on loan proceeds from any line of credit unless all net offering proceeds received as of the date proceeds from the line of credit are drawn for the purpose of acquiring properties have been invested. In addition, with respect to any revolving line of credit, CR III Advisors or its affiliates will receive financing coordination fees only in connection with amounts being drawn for the first time and not upon any re-drawing of amounts that had been repaid by the Company. During the year ended December 31, 2009, the Company paid to CR III Advisors approximately $1.3 million for financing coordination fees. No such fees were paid to CR III Advisors during the period from January 22, 2008 (date of inception) to December 31, 2008. As of December 31, 2009 and 2008, no amounts were payable to CR III Advisors for financing coordination fees.
The Company paid, and expects to continue to pay, to Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Property management fees are up to 2.0% of revenue for single-tenant properties and 4.0% of revenue for multi-tenant properties and leasing commissions will be at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. The Company will reimburse Cole Realty Advisors’ costs of managing and leasing the properties. The Company will not reimburse Cole Realty Advisors for personnel costs in connection with services for which Cole Realty Advisors receives real estate commissions. During the year ended December 31, 2009, the Company recorded approximately $459,000 for property management fees. During the period from January 22, 2008 (date of inception) to December 31, 2008, the Company did not pay any fees to Cole Realty Advisors. The Company recorded approximately $125,000 for property management costs incurred by Cole Realty Advisors during the year ended December 31, 2009. No such costs were reimbursed, or required to be reimbursed, to Cole Realty Advisors during the period from January 22, 2008 (date of inception) to December 31, 2008. As of December 31, 2009, approximately $34,000 of such costs had been incurred by CR III Advisors but had not been reimbursed by the Company, and is included in due to affiliates on the consolidated financial statements. As of December 31, 2008, no amounts were payable to CR III Advisors for such costs.
The Company paid, and expects to continue to pay, to CR III Advisors an annualized asset management fee of 0.50% of the aggregate asset value of the Company’s assets (the “Asset Management Fee”). The fee is payable monthly in an amount equal to 0.0417% of aggregate asset value as of the last day of the immediately preceding month. The Company will reimburse costs and expenses incurred by Cole Realty Advisors in providing asset management services. During the year ended December 31, 2009, the Company recorded approximately $1.3 million for asset management fees. No such fees were paid to CR III Advisors during the period from January 22, 2008 (date of inception) to December 31, 2008. During the year ended December 31, 2009, the Company recorded approximately $114,000 for costs incurred by CR III Advisors in providing asset management services. No such costs were reimbursed to CR III Advisors during the period from January 22, 2008 (date of inception) to December 31, 2008. As of December 31, 2009, approximately $17,000 of such costs had been incurred by CR III Advisors but had not been reimbursed by the Company, and is included in due to affiliates on the consolidated financial statements. As of December 31, 2008, no amounts were payable to CR III Advisors for such costs.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
If CR III Advisors or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay CR III Advisors or its affiliates up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 3% of the sales price of each property sold. In no event will the combined real estate commission paid to CR III Advisors, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% cumulative, non-compounded annual return, then CR III Advisors is entitled to receive 15% of the remaining net sale proceeds. The Company will not reimburse CR III Advisors or its affiliates for personnel costs in connection with services for which CR III Advisors or its affiliates receive real estate commissions. During the year ended December 31, 2009, the Company did not pay any fees or amounts to CR III Advisors or its affiliates relating to the sale of properties. No such fees were paid to CR III Advisors or its affiliates during the period from January 22, 2008 (date of inception) to December 31, 2008. As of December 31, 2009 and 2008, no amounts were payable to CR III Advisors for such fees.
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
Upon termination of the advisory agreement with CR III Advisors, other than termination by the Company because of a material breach of the advisory agreement by CR III Advisors, a performance fee of 15% of the amount, if any, by which the appraised asset value at the time of such termination plus total distributions paid to stockholders through the termination date exceeds the aggregate capital contribution contributed by investors less distributions from sale proceeds plus payment to investors of an 8% annual, cumulative, non-compounded return on capital. No subordinated performance fee will be paid to the extent that the Company has already paid or become obligated to pay CR III Advisors a subordinated participation in net sale proceeds or the Subordinated Incentive Listing Fee.
The Company will reimburse CR III Advisors for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CR III Advisors for any amount by which its operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors find that a higher level of expense is justified for that year based on unusual and non-recurring factors. The Company will not reimburse CR III Advisors for personnel costs in connection with services for which CR III Advisors receives acquisition fees or real estate commissions. During the year ended December 31, 2009, the Company recorded approximately $744,000 for such costs incurred by CR III Advisors. No such costs were reimbursed to CR III Advisors or its affiliates during the period from January 22, 2008 (date of inception) to December 31, 2008. As of December 31, 2009, approximately $133,000 of such costs had been incurred by CR III Advisors but had not been reimbursed by the Company, and is included in due to affiliates on the consolidated financial statements. As of December 31, 2008, no amounts were payable to CR III Advisors for such costs.
During the year ended December 31, 2009, the Company acquired a 100% interest in six commercial properties from affiliates of the Company’s advisor for an aggregate purchase price of approximately $46.2 million. A majority of the Company’s board of directors, including all of the Company’s independent directors, not otherwise interested in the acquisitions, approved the acquisitions as being fair and reasonable to the Company, and that the cost to the Company was not in excess of the current appraised value of the properties or the cost of the properties to the affiliates.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In connection with the real estate assets acquired from affiliates of the Company’s advisor, the Company entered into eight loans totaling approximately $41.6 million, all of which were variable rate debt with interest rates equal to the 3-month LIBO rate plus 250 basis points and were secured by the membership interest held by CCPT III OP in certain wholly-owned subsidiaries on which the debt was placed. Of the $41.6 million, approximately $13.9 million was borrowed from Series B, approximately $15.7 million was borrowed from Series C, and approximately $12.0 million was borrowed from Series D, each of which is an affiliate of the Company’s advisor. The loans from Series C and Series D contain a revolving line of credit feature that allows the Company to borrow up to approximately $15.7 million and approximately $12.0 million, respectively and each loan matures in January 2010. The loan from Series B matured on March 31, 2009. The Company’s board of directors, including all of the independent directors not otherwise interested in the transactions, approved the loans as fair, competitive and commercially reasonable, and determined that their terms were no less favorable to the Company than loans between unaffiliated third parties under similar circumstances. The loans were repaid in full during the year ended December 31, 2009, with gross offering proceeds. The Company paid approximately $184,000 of interest and no financing coordination fee related to the aforementioned loans from affiliated entities.
NOTE 11 — ECONOMIC DEPENDENCY
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
NOTE 12 — STOCKHOLDERS’ EQUITY
Distribution Reinvestment Plan
The Company maintains the DRIP that allows stockholders of our common stock to elect to have the distributions the stockholders receive reinvested in additional shares of the Company’s common stock. The purchase price per share under the DRIP will be the higher of 95% of the fair market value per share as determined by the Company’s board of directors and $9.50 per share. No sales commissions or dealer manager fees will be paid on shares sold under the DRIP. The Company may terminate or amend the DRIP at the Company’s discretion at any time upon ten days prior written notice to the stockholders. During the year ended December 31, 2009, approximately 1.3 million shares were purchased under the DRIP for approximately $12.6 million which were recorded as redeemable common stock on the consolidated balance sheets, net of redemptions paid of approximately $244,000. During the period from January 22, 2008 (date of inception) to December 31, 2008, there were no shares purchased under the DRIP.
Share Redemption Program
The Company’s share redemption program permits its stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
There are several restrictions on the stockholder’s ability to sell their shares to the Company under the program. The stockholders generally have to hold their shares for one year before selling the shares to the Company under the program; however, the Company may waive the one-year holding period in the event of the death or bankruptcy of a stockholder. In addition, the Company will limit the number of shares redeemed pursuant to the Company’s share redemption program as follows: (1) during any calendar year, the Company will not redeem in excess of 5.0% of the weighted average number of shares outstanding during trailing twelve month period prior to the redemption date; and (2) funding for the redemption of shares will be limited to the amount of net proceeds the Company receives from the sale of shares under the Company’s DRIP. These limits may prevent the Company from accommodating all requests made by stockholders in any year. During the term of the Offering, and subject to certain provisions the redemption price per share will depend on the length of time the stockholder has held such shares as follows: after one year from the purchase date — 95% of the amount the stockholder paid for each share; after two years from the purchase date — 97.5% of the amount the stockholder paid for each share; after three years from the purchase date — 100% of the amount the stockholder paid for each share.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Upon receipt of a request for redemption, the Company will conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. Repurchases will be made on the last business day of the calendar month. If funds are not available to redeem all requested redemptions at the end of each month, the shares will be purchased on a pro rata basis and the unfulfilled requests will be held until the next month, unless withdrawn. The Company’s board of directors may amend, suspend or terminate the share redemption program at any time upon 30 days prior written notice to the stockholders. The Company redeemed approximately 25,000 shares under the share redemption program during the period ended December 31, 2009 for approximately $244,000. During the period from January 22, 2008 (date of inception) to December 31, 2008, there were no shares redeemed.
NOTE 13 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as dividend income, capital gain income, or as a return of a stockholder’s invested capital. The following table represents the character of distributions to stockholder for the year ended December 31, 2009.

Character of Distributions:	2009
Dividend income	55%
Return of capital	45%

Total	100%

At December 31, 2009, the tax basis carrying value of the Company’s land and depreciable real estate assets was approximately $717.9 million. During the year ended December 31, 2009, the Company incurred state and local income and franchise taxes of approximately $251,000, which were recorded in general and administrative expenses in the consolidated statements of operations. During the period from January 22, 2008 (date of inception) to December 31, 2008, there were no distributions paid to stockholders or state income taxes incurred.
NOTE 14 — OPERATING LEASES
The Company’s operating leases’ terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, as of December 31, 2009, is as follows:

Year ending December 31:	Amount
2010	$62,120,921
2011	62,087,045
2012	61,512,520
2013	60,662,414
2014	60,310,254
Thereafter	780,100,890

Total	$1,086,794,044

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 15 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2009 and the period from January 22, 2008 (date of inception) to December 31, 2008. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$826,207	$2,658,288	$7,699,435	$11,819,604
Operating loss	(2,014,851)	(2,769,495)	(278,696)	(719,854)
Net loss	(2,178,994)	(2,752,676)	(974,229)	(1,914,947)
Basic and diluted net loss per share (1)	(0.05)	(0.07)	(0.02)	(0.06)
Distributions per share	0.17	0.17	0.17	0.17

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$—	$—
Operating loss	—	—	—	(104,769)
Net income (loss)	—	—	1,003	(102,151)
Basic and diluted net income (loss) per share (1)	—	—	0.05	(5.11)
Distributions per share	—	—	—	—

(1)	Based on the weighted average number of shares outstanding as of December 31, 2009.
NOTE 16 — SUBSEQUENT EVENTS
Sale of Shares of Common Stock
As of March 29, 2009, the Company had received approximately $1.3 billion in gross offering proceeds through the issuance of approximately 131.0 million shares of its common stock in the Offering (including shares sold pursuant to the DRIP). As of March 29, 2009, approximately 101.4 million shares remained available for sale to the public for an aggregate offering price of approximately $1.0 billion in the Offering, exclusive of shares available under the DRIP.
Follow-on Offering
Subsequent to December 31, 2009, the Company filed a registration statement on Form S-11 for a follow-on public offering of up to 275,000,000 additional shares of its common stock (the “Follow-on Offering”). As of March 29, 2010, the Follow-on Offering had not commenced.
Redemption of Shares of Common Stock
Subsequent to December 31, 2009, the Company redeemed approximately 35,000 shares for approximately $346,000.
Declaration of Distributions
Subsequent to December 31, 2009, the board of directors of the Company authorized a daily distribution, based on 365 days in the calendar year, of $0.001918007 per share (which equates to approximately 7.00% on an annualized bases calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on April 1, 2010 and ending on June 30, 2010.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Real Estate Acquisitions
Subsequent to December 31, 2009, the Company acquired a 100% interest in 27 commercial real estate properties for an aggregate purchase price of approximately $205.3 million. The acquisitions were funded with net proceeds of the Offering. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide the disclosures included in Note 4 for these properties. Acquisition related expenses totaling approximately $4.8 million were expensed as incurred.
Borrowing Base Revolving Credit Facility
Subsequent to December 31, 2009, the Company entered into a secured borrowing base revolving credit facility (the “JPMorgan Credit Facility”) with JPMorgan Chase Bank, N.A., JPMorgan Securities Inc. and other lending institutions providing up to $100.0 million until the maturity date of January 6, 2013. Provided that the Company is in compliance with the terms of the JPMorgan Credit Facility and sufficient commitments can be arranged by JPMorgan Chase Bank, the Company may increase the amount of the JPMorgan Credit Facility to a maximum of $200.0 million. The Company can elect to pay a variable interest rate equal to one, two or three month LIBO rate plus 350 basis points or the prime rate plus 100 basis points, each with a minimum interest rate of 4.50% per year. As of March 29, 2010, the borrowing base under the JPMorgan Credit Facility was approximately $71.5 million based on the underlying collateral pool of 24 single-tenant commercial properties that the Company own with an aggregate purchase price of approximately $145.5 million.

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2009

					Gross Amount At
					Which Carried at
		Initial Costs to Company			December 31,	Accumulated
			Building &	Adjustments	2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3)	(4) (5)	Acquired	Constructed
Real Estate Held for Investment the Company has Invest in Under Operating Leases:
University Plaza
Flagstaff, AZ	$8,350,000	$3,008,421	$11,544,503	$—	$14,552,924	$42,837	11/17/09	1982
Mueller Regional Retail District
Austin, TX	—	9,917,899	45,299,191	—	55,217,090	51,522	12/18/09	2008
Aaron Rents
Chattanooga, TN	—	587,149	383,747	—	970,896	5,646	6/18/09	1989
Columbia, SC	—	549,007	473,145	—	1,022,152	6,971	6/18/09	1977
Indianapolis, IN	—	170,158	653,815	—	823,973	10,999	5/29/09	1998
Livingston, TX	—	130,810	1,051,680	—	1,182,490	14,663	6/18/09	2008
Pasadena, TX	—	377,396	786,887	—	1,164,283	11,045	6/18/09	2009
Richmond, VA	—	419,326	1,032,502	—	1,451,828	14,450	6/30/09	1988
Shawnee, OK	—	428,412	633,854	—	1,062,266	10,337	5/29/09	2008
Odessa, TX	—	67,385	567,037	—	634,422	9,149	5/29/09	2006
Oxford , AL	—	263,156	389,095	—	652,251	6,443	5/29/09	1989
Minden, LA	—	252,137	830,918	—	1,083,055	13,400	5/29/09	2008
Meadville, PA	—	167,537	841,107	—	1,008,644	15,734	5/29/09	1994
Humble, TX	—	429,929	733,607	—	1,163,536	11,906	5/29/09	2008
Mexia, TX	—	113,628	812,581	—	926,209	13,058	5/29/09	2007
Statesboro, GA	—	310,995	734,226	—	1,045,221	10,285	6/18/09	2008
Mansura, LA	—	54,081	416,603	—	470,684	5,912	6/18/09	2000
Battle Creek, MI	—	228,339	484,650	—	712,989	7,429	6/18/09	1956
Killeen , TX	—	608,236	2,241,032	—	2,849,268	32,554	6/18/09	1981
Haltom City, TX	—	257,811	1,184,861	—	1,442,672	16,403	6/30/09	2008
Port Lavaca, TX	—	127,583	894,040	—	1,021,623	12,461	6/30/09	2007
El Dorado, AR	—	207,665	456,501	—	664,166	6,563	6/30/09	2000
Pensacola, FL	—	263,464	423,123	—	686,587	6,529	6/30/09	1979
Benton Harbor, MI	—	261,381	384,605	—	645,986	6,004	6/30/09	1973
Copperas Cove, TX	—	304,151	964,273	—	1,268,424	13,710	6/30/09	2007
Texas City, TX	—	293,702	1,311,111	—	1,604,813	12,799	8/31/09	1991
Academy Sports
Bossier City, LA	—	1,920,125	5,410,060	—	7,330,185	75,762	6/19/09	2008
Fort Worth, TX	—	1,871,414	4,117,071	—	5,988,485	57,597	6/19/09	2009

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2009

					Gross Amount At
					Which Carried at
		Initial Costs to Company			December 31,	Accumulated
			Building &	Adjustments	2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3)	(4) (5)	Acquired	Constructed
Academy Sports (Continued)
Laredo, TX	—	2,132,729	4,839,170	—	6,971,899	67,363	6/19/09	2008
Montgomery, AL	—	1,289,597	5,643,885	—	6,933,482	80,372	6/19/09	2009
Advanced Auto
Humble, TX	—	291,877	1,085,870	—	1,377,747	1,153	12/16/09	2007
Lubbock, TX	—	88,491	1,011,619	—	1,100,110	1,074	12/16/09	2008
Huntsville, TX	—	134,427	1,046,214	—	1,180,641	1,110	12/16/09	2008
Houston (Aldine), TX	—	189,514	1,071,818	—	1,261,332	1,139	12/16/09	2006
Webster, TX	—	292,814	1,089,355	—	1,382,169	1,157	12/16/09	2008
Deer Park, TX	—	218,678	1,131,100	—	1,349,778	1,198	12/16/09	2008
Houston (Wallisville), TX	—	139,963	1,245,271	—	1,385,234	1,319	12/16/09	2008
Houston (Imperial), TX	—	138,948	995,171	—	1,134,119	1,061	12/16/09	2008
Kingwood, TX	—	182,585	1,182,528	—	1,365,113	1,249	12/16/09	2009
Best Buy
Bourbannais, IL	—	1,181,175	3,809,031	—	4,990,206	42,258	8/31/09	1991
Coral Springs, FL	3,400,000	2,653,620	2,958,865	—	5,612,485	30,933	8/31/09	1993
Lakewood , CO	(7)	2,318,432	4,603,285	—	6,921,717	46,880	8/31/09	1990
Cracker Barrel
Fort Mill, SC	1,363,979	968,515	1,614,592	—	2,583,107	27,258	6/30/09	2006
Greensboro, NC	1,354,024	1,127,351	1,472,958	—	2,600,309	25,060	6/30/09	2005
San Antonio, TX	1,503,364	1,129,077	1,686,633	—	2,815,710	28,488	6/30/09	2005
Braselton, GA	1,363,979	951,943	1,630,170	—	2,582,113	27,620	6/30/09	2005
Bremen, GA	1,214,639	692,587	1,686,225	—	2,378,812	28,199	6/30/09	2006
Mebane, NC	1,134,990	679,356	1,553,311	—	2,232,667	26,278	6/30/09	2004
Rocky Mount, SC	1,234,549	920,441	1,433,195	—	2,353,636	24,615	6/30/09	2006
Piedmont, SC	1,533,232	1,217,681	1,672,428	—	2,890,109	28,239	6/30/09	2005
Abilene, TX	1,533,232	1,109,724	1,666,084	—	2,775,808	28,307	6/30/09	2005
Sherman, TX	1,493,406	1,216,847	1,578,835	—	2,795,682	26,320	6/30/09	2007
Bristol, VA	1,144,945	578,305	1,642,777	—	2,221,082	27,815	6/30/09	2006
Emporia, VA	1,164,858	722,090	1,526,997	—	2,249,087	26,420	6/30/09	2004
Waynesboro, VA	1,413,760	1,071,994	1,608,340	—	2,680,334	27,055	6/30/09	2004
Woodstock, VA	1,115,077	851,226	1,374,717	—	2,225,943	23,438	6/30/09	2005
Columbus, GA	1,344,066	1,001,648	1,534,765	—	2,536,413	22,213	7/15/09	2003

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2009

					Gross Amount At
					Which Carried at
		Initial Costs to Company			December 31,	Accumulated
			Building &	Adjustments	2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3)	(4) (5)	Acquired	Constructed
CVS
Fredericksburg, VA	—	1,936,150	3,736,549	—	5,672,699	89,842	1/6/09	2008
Edinburg, TX	—	1,132,721	2,326,783	—	3,459,504	22,484	8/13/09	2008
Southaven, MS	2,700,000	1,885,325	2,835,528	—	4,720,853	32,921	7/31/09	2009
Liberty, MO	(7)	1,505,760	2,508,205	—	4,013,965	24,281	8/13/09	2009
McAllen, TX	—	1,207,870	2,673,588	—	3,881,458	25,735	8/13/09	2009
Noblesville, IN	(7)	1,084,208	2,684,399	—	3,768,607	25,860	8/13/09	2009
Oak Forest, IL	(7)	1,234,898	2,731,171	—	3,966,069	26,181	8/13/09	2009
Newport News, VA	—	1,372,246	3,140,334	—	4,512,580	30,681	8/13/09	2009
Virginia Beach, VA	—	2,291,144	3,029,402	—	5,320,546	29,597	8/13/09	2009
Sparks, NV	—	2,099,899	2,829,227	—	4,929,126	26,845	8/13/09	2009
Kyle, TX	—	995,732	2,854,671	—	3,850,403	27,765	8/13/09	2008
Raymore, MO	—	1,028,106	3,035,655	—	4,063,761	29,217	8/14/09	2007
Thomasville, NC	—	878,477	2,062,355	—	2,940,832	19,474	8/14/09	2008
Lees Summit, MO	—	1,198,902	2,723,045	—	3,921,947	20,391	9/29/09	2007
Meridianville, AL	—	1,021,151	2,453,958	—	3,475,109	2,595	12/30/09	2008
FedEx
Effingham, IL	—	1,320,608	11,136,840	—	12,457,448	11,762	12/29/09	2008
Harris Teeter
Durham, NC	1,700,000	2,851,788	—	—	2,851,788	—	7/31/09	(6)
HH Gregg Appliances
North Charleston, SC	2,700,000	1,665,290	3,369,254	—	5,034,544	44,823	7/2/09	2000
Home Depot
Las Vegas, NV	—	7,167,378	—	—	7,167,378	—	4/15/09	(6)
Odessa, TX	—	4,703,721	—	—	4,703,721	—	4/15/09	(6)
San Diego, CA	6,350,000	10,288,307	—	—	10,288,307	—	4/15/09	(6)
San Jose, CA	—	7,404,393	—	—	7,404,393	—	4/15/09	(6)
Winchester, VA	14,900,000	1,723,952	20,702,659	—	22,426,611	111,311	10/21/09	2008
Tucson, AZ	6,025,000	6,125,093	—	—	6,125,093	—	10/21/09	(6)
Kohl’s
Columbia, SC	6,275,000	1,483,579	9,462,197	—	10,945,776	10,055	12/7/09	2007
Burnsville, MN	(7)	3,830,388	5,854,300	—	9,684,688	143,926	1/9/09	1991
Tavares, FL	4,400,000	7,926,365	—	—	7,926,365	—	6/30/09	(6)

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2009

					Gross Amount At
					Which Carried at
		Initial Costs to Company			December 31,	Accumulated
			Building &	Adjustments	2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3)	(4) (5)	Acquired	Constructed
Kohl’s (Continued)
Port Orange, FL	—	9,074,017	—	—	9,074,017	—	7/23/09	(6)
Monrovia, CA	6,500,000	5,441,272	5,504,849	—	10,946,121	68,816	7/30/09	1982
Rancho Cordova, CA	—	2,848,075	4,099,511	—	6,947,586	56,465	7/30/09	1982
Kum & Go
Rogers, AR	—	788,804	918,620	—	1,707,424	1,016	12/30/09	2008
Lowell, AR	—	727,818	1,005,444	—	1,733,262	1,101	12/30/09	2009
Bentonville, AR	—	567,766	913,018	—	1,480,784	1,013	12/30/09	2009
L.A. Fitness
Carmel, IN	—	1,391,937	5,435,091	—	6,827,028	82,112	6/30/09	2008
Glendale, AZ	—	1,920,108	3,213,815	—	5,133,923	19,683	10/30/09	2005
Spring, TX	—	1,371,671	5,011,453	—	6,383,124	16,114	11/20/09	2006
Lowe’s
Las Vegas, NV	5,900,000	9,096,367	—	—	9,096,367	—	3/31/09	(6)
Kansas City, MO	4,250,000	4,323,035	—	—	4,323,035	—	11/20/09	(6)
Publix
Mountain Brook, AL	3,275,000	2,492,479	2,829,987	—	5,322,466	3,162	12/1/09	2004
Sam’s Club
Hoover, AL	—	2,082,988	9,223,475	—	11,306,463	245,271	1/15/09	2000
Staples
Iowa City, IA	(7)	1,222,532	2,200,558	—	3,423,090	7,599	11/13/09	2009
Stripes
Rio Hondo, TX	—	272,920	1,840,395	—	2,113,315	1,936	12/30/09	2007
Pharr, TX	—	383,829	1,712,296	—	2,096,125	1,818	12/30/09	1997
Andrews, TX	—	110,101	1,776,747	—	1,886,848	1,874	12/30/09	2008
LaFeria, TX	—	321,165	1,270,962	—	1,592,127	1,362	12/30/09	2008
Tractor Supply
Del Rio, TX	—	657,268	1,386,541	—	2,043,809	17,342	7/27/09	2009
Edinburg, TX	—	571,193	2,051,310	—	2,622,503	25,157	7/27/09	2009
Roswell, TX	—	728,253	1,468,643	—	2,196,896	18,314	7/27/09	2009
Irmo, SC	1,125,000	696,808	1,500,704	—	2,197,512	10,692	10/15/09	2009
Gloucester, NJ	2,600,000	1,590,385	2,961,779	—	4,552,164	3,466	12/17/09	2009

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2009

					Gross Amount At
					Which Carried at
		Initial Costs to Company			December 31,	Accumulated
			Building &	Adjustments	2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3)	(4) (5)	Acquired	Constructed
Walgreens
Fredericksburg, VA	3,865,000	2,729,354	4,072,149	—	6,801,503	97,967	1/9/09	2008
Indianapolis, IN	(7)	841,851	4,797,918	—	5,639,769	115,335	1/6/09	2008
Tulsa, OK	2,065,000	1,130,250	2,414,215	—	3,544,465	60,326	1/6/09	2001
Dunkirk , NY	—	1,042,846	2,549,180	—	3,592,026	40,081	5/29/09	2008
Edmond, OK	2,250,000	900,524	2,655,912	—	3,556,436	34,901	7/7/09	2000
Stillwater, OK	—	561,623	2,902,633	—	3,464,256	38,238	7/21/09	2000
Denton, TX	—	886,866	3,534,563	—	4,421,429	41,056	7/24/09	2009
Nampa, ID	—	1,028,216	2,854,694	—	3,882,910	21,520	9/18/09	2009
St. George, UT	—	1,408,734	4,276,915	—	5,685,649	31,930	9/30/09	2008
McPherson, KS	—	880,757	2,906,499	—	3,787,256	21,352	9/30/09	2009
Grand Junction, CO	(7)	1,040,712	3,214,515	—	4,255,227	24,024	9/30/09	2009
Houston, TX	—	1,765,518	3,214,462	—	4,979,980	24,190	9/30/09	2009
Spearfish, SD	—	1,027,903	3,354,941	—	4,382,844	17,766	10/6/09	2008
Papillion, NE	—	1,038,958	2,730,820	—	3,769,778	14,440	10/6/09	2009
Chickasha, TX	—	746,061	2,900,097	—	3,646,158	15,925	10/14/09	2007
Warner Robins, GA	—	1,170,598	2,585,071	—	3,755,669	14,233	10/20/09	2007
Goose Creek, SC	2,700,000	1,276,997	3,240,066	—	4,517,063	17,323	10/29/09	2009
South Bend, IN	(7)	1,233,781	3,244,938	—	4,478,719	10,197	11/18/09	2007
Machesney Park, IL	—	875,236	2,918,017	—	3,793,253	3,082	12/16/09	2008
Janesville, WI	—	1,423,241	3,775,559	—	5,198,800	3,989	12/18/09	2008
South Bend (Ironwood), IN	—	1,537,957	3,656,719	—	5,194,676	3,878	12/21/09	2006
Brooklyn Park, MD	—	1,323,349	3,301,284	—	4,624,633	3,475	12/23/09	2008
St. Charles, IL	—	1,457,172	2,242,678	—	3,699,850	2,398	12/30/09	2002
Elgin, IL	—	1,561,311	2,468,896	—	4,030,207	2,634	12/30/09	2002
Wal-Mart
Albuquerque, NM	9,935,000	14,432,313	—	—	14,432,313	—	3/31/09	(6)
Las Vegas , NV	8,125,000	13,236,525	—	—	13,236,525	—	3/31/09	(6)

TOTAL	$129,302,100	$231,685,827	$364,739,093	$—	$596,424,920	$3,178,078

(1)	As of December 31, 2009, we owned 131 single-tenant, freestanding commercial properties and two multi-tenant retail properties.

(2)	The aggregate cost for federal income tax purposes is approximately $721.6 million.

(3)	The following is a reconciliation of total real estate carrying value for the years ended December 31:

	2009	2008
Balance, beginning of period	$—	$—
Additions
Acquisitions	596,424,920	—
Improvements	—	—
Adjustment to basis	—	—

Total additions	596,424,920	—

Deductions
Cost of real estate sold	—	—
Other (including provisions for impairment of real estate assets)	—	—

Total deductions	—	—

Balance, end of period	$596,424,920	$—

(4)	The following is a reconciliation of accumulated depreciation for the years ended December 31:

	2009	2008
Balance, beginning of period	$—	$—
Additions
Acquisitions — Depreciation Expense for Building, Acquisition Costs & Tenant Improvements Acquired	3,178,078	—
Improvements — Depreciation Expense for Tenant Improvements and Building Equipment	—	—

Total additions	3,178,078	—

Deductions
Cost of real estate sold	—	—
Other (including provisions for impairment of real estate assets)	—	—

Total deductions	—	—

Balance, end of period	$3,178,078	$—

(5)	The Company’s assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, tenant improvements and lease intangibles are amortized over the respective lease term and buildings are depreciated over 40 years.

(6)	Subject to a ground lease and therefore date constructed is not applicable.

(7)	Part of the TCF Loan’s underlying collateral pool of nine single-tenant commercial properties. As of December 31, 2009, the Company had no outstanding balance under the TCF Loan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March, 2010.

Cole Credit Property Trust III, Inc.
By:	/s/ CHRISTOPHER H. COLE
	Name:	Christopher H. Cole
	Title:	Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as on the date indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE Christopher H. Cole	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2010

/s/ D. KIRK MCALLASTER, JR. D. Kirk McAllaster, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2010

/s/ THOMAS A. ANDRUSKEVICH Thomas A. Andruskevich	Director	March 29, 2010

/s/ MARCUS E. BROMLEY Marcus E. Bromley	Director	March 29, 2010

/s/ SCOTT P. SEALY Scott P. Sealy	Director	March 29, 2010

/s/ LEONARD W. WOOD Leonard W. Wood	Director	March 29, 2010

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Description
3.1
Third Articles of Amendment and Restatement of Cole Credit Property Trust III, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s pre-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on September 29, 2008).

3.2
Amended and Restated Bylaws of Cole Credit Property Trust III, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on May 7, 2008).

4.1
Form of Subscription Agreement and Subscription Agreement Signature Page (Incorporated by reference to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

4.2
Form of Additional Investment Subscription Agreement (Incorporated by reference to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.1
Property Management and Leasing Agreement by and among Cole Credit Property Trust III, Inc., Cole REIT III Operating Partnership, LP and Cole Realty Advisors, Inc., dated October 8, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on October 9, 2008).

10.2
Advisory Agreement by and between Cole Credit Property Trust III, Inc. and Cole REIT Advisors III, LLC. dated October 8, 2008 (Incorporated by reference to Exhibit 10.4 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on October 9, 2008).

10.3
Amended and Restated Agreement of Limited Partnership of Cole REIT III Operating Partnership, LP, by and between Cole Credit Property Trust III, Inc. and the limited partners thereto dated May 6, 2008 (Incorporated by reference to Exhibit 10.5 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on October 9, 2008).

10.4
Distribution Reinvestment Plan (Incorporated by reference to Appendix D to the prospectus to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed January 29, 2010).

10.5 *	Dealer Manager Agreement, dated September 30, 2008, between Cole Credit Property Trust III, Inc. and Cole Capital Corporation.
10.6
Escrow Agreement between Cole Credit Property Trust III, Inc. and UMB Bank, N.A. dated September 16, 2008. (Incorporated by reference to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on October 9, 2008).

10.7
Purchase and Sale Agreement, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC to purchase 100% of the membership interests in Cole CV Fredericksburg VA, LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.8
Security Agreement, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.9
Promissory Note, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.10
Instrument of Assignment and Assumption, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.11
Purchase and Sale Agreement, dated January 6, 2009 between Cole REIT III Operating Partnership, LP and Series B, LLC to purchase 100% of the membership interests in Cole WG Indianapolis IN, LLC (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009)

10.12
Security Agreement, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K (File No. 333-149290), filed on March 31, 2009).

Exhibit
Number	Description
10.13
Promissory Note, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.14
Instrument of Assignment and Assumption, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.15
Purchase and Sale Agreement, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series C, LLC to purchase 100% of the membership interest in Cole WG South Yale Avenue (Tulsa) OK, LLC (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.16
Security Agreement, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series C, LLC (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.17
Promissory Note, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series C, LLC (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.18
Instrument of Assignment and Assumption, dated January 6, 2009, between Cole REIT III Operating Partnership, LP and Series C, LLC (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.19
Purchase and Sale Agreement, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC to purchase 100% of the membership interest in Cole WG. Fredericksburg VA, LLC (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.20
Security Agreement, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.21
Promissory Note, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.22
Instrument of Assignment and Assumption, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.23
Purchase and Sale Agreement, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC, Series C, LLC and Series D, LLC to purchase 100% of the membership interest in Cole KO Burnsville MN, LLC (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.24
Security Agreement, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.25
Security Agreement, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series C, LLC (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.26
Security Agreement, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series D, LLC (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.27
Promissory Note, dated January 9, 2009 between Cole REIT III Operating Partnership, LP and Series B, LLC (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.28
Promissory Note, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series C, LLC (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.29
Promissory Note, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series D, LLC (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.30
Instrument of Assignment and Assumption, dated January 9, 2009, between Cole REIT III Operating Partnership, LP and Series B, LLC, Series C, LLC and Series D, LLC (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.31
Purchase and Sale Agreement, dated January 15, 2009, between Cole REIT III Operating Partnership, LP and Series D, LLC to purchase 100% of the membership interest in Cole SC Hoover AL, LLC (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

Exhibit
Number	Description
10.32
Security Agreement, dated January 15, 2009, between Cole REIT III Operating Partnership, LP and Series D, LLC (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.33
Promissory Note, dated January 15, 2009, between Cole REIT III Operating Partnership, LP and Series D, LLC (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.34
Instrument of Assignment and Assumption, dated January 15, 2009, between Cole REIT III Operating Partnership, LP and Series D, LLC (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 333-149290), filed on March 31, 2009).

10.35
First Mortgage, Security Agreement and Fixture Filing, dated as of June 22, 2009, by and between Cole WM Albuquerque NM, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.36
Junior Mortgage, Security and Fixture Filing Agreement, dated as of June 22, 2009, by and between Cole WM Albuquerque NM, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.37
Promissory Note, dated June 22, 2009, by and between Cole WM Albuquerque NM, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.38
First Deed of Trust, Security Agreement and Fixture Filing, dated as of June 22, 2009, by and between Cole MT Las Vegas NV, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.39
Promissory Note, dated June 22, 2009, by and between Cole MT Las Vegas NV, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.40
First Mortgage, Security Agreement and Fixture Filing, dated as of June 22, 2009, by and between Cole WG South Yale Avenue (Tulsa) OK, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.41
Promissory Note, dated June 22, 2009, by and between Cole WG South Yale Avenue (Tulsa) OK, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.42
First Deed of Trust, Security Agreement and Fixture Filing, dated June 22, 2009, by and between Cole WG Fredericksburg VA, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.43
Promissory Note, dated June 22, 2009, by and between Cole WG Fredericksburg VA, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.44
Loan Agreement dated August 31, 2009, by and between Jackson National Life Insurance Company, as Lender and Cole HD San Diego CA, LP; Cole HT Durham NC, LLC; Cole KO Monrovia CA, LP; COLE HH North Charleston SC, LLC; Cole WG Edmond OK, LLC; Cole CV Southaven MS, LLC; Cole KO Tavares FL, LLC; Cole BB Coral Springs FL, LLC, collectively as Borrowers. (Incorporated by reference to Exhibit 10.43 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.45
Fixed Rate Promissory Note dated August 31, 2009 by and between Jackson National Life Insurance Company, as Noteholder and Cole HD San Diego CA, LP; Cole HT Durham NC, LLC; Cole KO Monrovia CA, LP; COLE HH North Charleston SC, LLC; Cole WG Edmond OK, LLC; Cole CV Southaven MS, LLC; Cole KO Tavares FL, LLC; Cole BB Coral Springs FL, LLC collectively as Maker (Incorporated by reference to Exhibit 10.44 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.46
Affiliated Party Subordination and Cross-Default Agreement dated August 31, 2009 by and between Cole REIT III Operating Partnership and Jackson National Life Insurance Company (Incorporated by reference to Exhibit 10.45 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2010).

10.47
Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement and Fixture Filing dated as of August 31, 2009 by and between Cole CB Abilene TX, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.46 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.48
Promissory Note dated as of August 31, 2009 by and between Cole CB Abilene TX, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.47 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

Exhibit
Number	Description
10.49
Deed to Secure Debt and Absolute Assignment of Rents and Leases and Security Agreement dated as of August 31, 2009 by and between Cole CB Braselton GA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.48 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.50
Promissory Note dated as of August 31, 2009 by and between Cole CB Braselton GA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.49 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.51
Deed to Secure Debt and Absolute Assignment of Rents and Leases and Security Agreement dated as of August 31, 2009 by and between Cole CB Bremen GA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.50 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.52
Promissory Note dated as of August 31, 2009 by and between Cole CB Bremen GA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.51 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.53
Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Bristol VA, LLC and Alexander Title Agency Incorporated as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.52 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.54
Promissory Note dated as of August 31, 2009 by and between Cole CB Bristol VA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.53 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.55
Deed to Secure Debt and Absolute Assignment of Rents and Leases and Security Agreement dated as of August 31, 2009 by and between Cole CB Columbus GA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.54 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.56
Promissory Note dated as August 31, 2009 by and between Cole CB Columbus GA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.55 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.57
Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Emporia VA, LLC and Alexander Title Agency Incorporated as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.56 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.58
Promissory Note dated as August 31, 2009 by and between Cole CB Emporia VA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.57 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.59
Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Fort Mill SC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.58 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.60
Promissory Note dated as of August 31, 2009 by and between Cole CB Fort Mill SC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.59 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.61
Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Greensboro NC, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.60 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.62
Promissory Note dated as of August 31, 2009 by and between Cole CB Greensboro NC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.61 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.63
Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Mebane NC, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.62 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.64
Promissory Note dated as of August 31, 2009 by and between Cole CB Mebane NC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.63 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2010).

10.65
Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Piedmont SC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.64 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

Exhibit
Number	Description
10.66
Promissory Note dated as of August 31, 2009 by and between Cole CB Piedmont SC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.65 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.67
Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Rocky Mount NC, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.66 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.68
Promissory Note dated as of August 31, 2009 by and between Cole CB Rocky Mount NC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.67 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.69
Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB San Antonio TX, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.68 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.70
Promissory Note dated as of August 31, 2009 by and between Cole CB San Antonio TX, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.69 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.71
Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Sherman TX, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.70 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.72
Promissory Note dated as of August 31, 2009 by and between Cole CB Sherman TX, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.71 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.73
Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Waynesboro VA, LLC and Alexander Title Agency as Trustee Incorporated for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.72 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.74
Promissory Note dated as of August 31, 2009 by and between Cole CB Waynesboro VA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.73 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.75
Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Woodstock VA, LLC and Alexander Title Agency Incorporated as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.74 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.76
Promissory Note dated as of August 31, 2009 by and between Cole CB Woodstock VA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.75 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.77
Borrowing Base Revolving Line of Credit Agreement dated as of December 16, 2009 by and between Cole REIT III Operating Partnership, LP and certain of its wholly-owned subsidiaries, collectively as Borrower, and TCF National Bank, a national banking association. (Incorporated by reference to Exhibit 10.76 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.78
Deed of Trust and Security Agreement dated as of December 18, 2009 by and between Cole HD Winchester VA, LLC and Manus E. Holmes Incorporated as Trustee for the benefit of Peoples United Bank, a federally chartered banking corporation. (Incorporated by reference to Exhibit 10.77 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.79
Mortgage and Security Agreement dated as of December 18, 2009 by and between Cole TS Gloucester NJ, LLC and Peoples United Bank, a federally chartered banking corporation. (Incorporated by reference to Exhibit 10.78 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.80
Promissory Note dated December 18, 2009 by and between Peoples United Bank, a federally chartered banking corporation, as Lender and Cole TS Gloucester NJ, LLC and Cole HD Winchester VA, LLC, collectively as Borrowers. (Incorporated by reference to Exhibit 10.79 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

Exhibit
Number		Description
10.81
Loan Agreement dated December 22, 2009 by and between Jackson National Life Insurance Company, as Lender and Cole HD Tucson AZ, LLC, Cole MT Flagstaff AZ, LLC, Cole WG Goose Creek SC, LLC, Cole PX Mountain Brook AL, LLC, Cole TS Irmo SC, LLC, Cole LO Kansas City MS, LLC and Cole KO Columbia SC, LLC, collectively as Borrowers. (Incorporated by reference to Exhibit 10.80 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.82
Fixed Rate Promissory Note dated December 22, 2009 by and between Jackson National Life Insurance Company, as Noteholder and Cole HD Tucson AZ, LLC, Cole MT Flagstaff AZ, LLC, Cole WG Goose Creek SC, LLC, Cole PX Mountain Brook AL, LLC, Cole TS Irmo SC, LLC, Cole LO Kansas City MS, LLC and Cole KO Columbia SC, LLC, collectively as Maker. (Incorporated by reference to Exhibit 10.81 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.83
Borrowing Base Revolving Line of Credit Agreement dated as of January 6, 2010 by and between Cole REIT III Operating Partnership, LP and certain of its wholly-owned subsidiaries, collectively as Borrower and JPMorgan Chase Bank, N.A., As Administrative Agent, US Bank National Association, as Sole Syndication Agent, RBS Citizens, N.A., D/B/A Charter One, As Co-Documentation Agent, Comerica Bank, As Co-Documentation Agent and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger. (Incorporated by reference to Exhibit 10.82 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.84
First Deed of Trust, Security Agreement and Fixture Filing dated as of January 27, 2010 by and between Cole MT Austin TX, LLC and Bryan E. Loocke as Trustee for the benefit of Aviva Life and Annuity Company. (Incorporated by reference to Exhibit 10.83 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.85
Promissory Note, dated January 27, 2010, by and between Cole MT Austin TX, LLC and Aviva Life and Annuity Company. (Incorporated by reference to Exhibit 10.84 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

21.1		List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Pre-Effective Amendment to Form S-11 (File No. 333-149290), filed on September 29, 2008).
31.1	*
Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	*
Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(filed herewith).

32.1	**
Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Filed herewith

**	In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.