Form 10-Q
period 2010-03-31
Cole Credit Property Trust III, Inc.
filed 2010-05-14
CIK 1425923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-53960
COLE CREDIT PROPERTY TRUST III, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	26-1846406 (I.R.S. Employer Identification Number)

2555 East Camelback Road, Suite 400 Phoenix, Arizona, 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of May 14, 2010, there were 154,801,330 shares of common stock, par value $0.01, of Cole Credit Property Trust III, Inc. outstanding.

COLE CREDIT PROPERTY TRUST III, INC.
INDEX

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three months ended March 31, 2010, have been prepared by Cole Credit Property Trust III, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Item 1A – Risk Factors” section of the Company’s Annual Report on Form 10-K.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
ASSETS
Investment in real estate assets:
Land	$289,587	$231,686
Buildings and improvements, less accumulated depreciation of $6,087 and $3,178, respectively	531,564	361,561
Acquired intangible lease assets, less accumulated amortization of $4,928 and $2,648, respectively	157,774	125,121

Total investment in real estate assets, net	978,925	718,368
Cash and cash equivalents	349,092	278,717
Restricted cash	1,906	1,191
Rents and tenant receivables, less allowance for doubtful accounts of $11 and $0, respectively	4,834	2,918
Mortgage loan deposits, derivative and other assets	1,023	1,068
Deferred financing costs, less accumulated amortization of $558 and $201, respectively	6,485	3,633

Total assets	$1,342,265	$1,005,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$163,514	$129,302
Accounts payable and accrued expenses	4,011	3,094
Escrowed investor proceeds	1,837	1,121
Due to affiliates	739	743
Acquired below market lease intangibles, less accumulated amortization of $738 and $399, respectively	25,574	20,032
Distributions payable	7,216	5,313
Deferred rent, derivative and other liabilities	4,813	2,445

Total liabilities	207,704	162,050

Redeemable common stock	21,648	12,382

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 132,411,236 and 98,002,392 shares issued and outstanding, respectively	1,324	980
Capital in excess of par value	1,166,255	865,617
Accumulated distributions in excess of earnings	(54,197)	(34,999)
Accumulated other comprehensive loss	(469)	(135)

Total stockholders’ equity	1,112,913	831,463

Total liabilities and stockholders’ equity	$1,342,265	$1,005,895

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Rental and other property income	$17,191	$824
Tenant reimbursement income	1,016	2

Total revenue	18,207	826

Expenses:
General and administrative expenses	1,513	154
Property operating expenses	1,134	9
Property and asset management expenses	1,678	74
Acquisition related expenses	6,845	2,345
Depreciation	2,909	165
Amortization	1,939	94

Total operating expenses	16,018	2,841

Operating income (loss)	2,189	(2,015)

Other income (expense):
Interest and other income	340	20
Interest expense	(2,689)	(184)

Total other expense	(2,349)	(164)

Net loss	$(160)	$(2,179)

Weighted average number of common shares outstanding:
Basic and diluted	114,222,272	5,043,018

Net loss per common share:
Basic and diluted	$(0.00)	$(0.43)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share amounts)

				Accumulated	Accumulated
	Common Stock		Capital in	Distributions	Other	Total
	Number of		Excess	in Excess of	Comprehensive	Stockholders’
	Shares	Par Value	of Par Value	Earnings	Loss	Equity
Balance, January 1, 2010	98,002,392	$980	$865,617	$(34,999)	$(135)	$831,463
Issuance of common stock	34,480,963	345	343,360	—	—	343,705
Distributions	—	—	—	(19,038)	—	(19,038)
Commissions on stock sales and related dealer manager fees	—	—	(29,508)	—	—	(29,508)
Other offering costs	—	—	(3,241)	—	—	(3,241)
Redemptions of common stock	(72,119)	(1)	(707)	—	—	(708)
Redeemable common stock			(9,266)	—	—	(9,266)
Comprehensive loss:	—	—
Net loss	—	—	—	(160)	—	(160)
Net unrealized loss on interest rate swaps	—	—	—	—	(334)	(334)

Total comprehensive loss						(494)

Balance, March 31, 2010	132,411,236	$1,324	$1,166,255	$(54,197)	$(469)	$1,112,913

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(160)	$(2,179)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,909	165
Amortization	1,941	53
Amortization of deferred financing costs	357	—
Allowance for doubtful accounts	11	—
Changes in assets and liabilities:
Rents and tenant receivables	(1,927)	(94)
Prepaid expenses and other assets	65	4
Accounts payable and accrued expenses	917	163
Due to affiliates	67	—
Deferred rent and other liabilities	2,174	688

Net cash provided by (used in) operating activities	6,354	(1,200)

Cash flows from investing activities:
Change in restricted cash	(715)	1,411
Investments in real estate and related assets	(259,865)	(89,763)

Net cash used in investing activities	(260,580)	(88,352)

Cash flows from financing activities:
Proceeds from issuance of common stock	333,731	128,441
Offering costs on issuance of common stock	(32,820)	(13,456)
Redemptions of common stock	(708)	—
Distributions to investors	(7,161)	(116)
Proceeds from notes payable	34,300	—
Repayment of notes payable	(88)	—
Proceeds from affiliate notes payable	—	41,581
Repayment of affiliate notes payable	—	(41,581)
Escrowed investor proceeds liability	716	(1,411)
Payment of loan deposits	(846)	—
Refund of loan deposits	686	—
Deferred financing costs paid	(3,209)	—

Net cash provided by financing activities	324,601	113,458

Net increase in cash and cash equivalents	70,375	23,906
Cash and cash equivalents, beginning of period	278,717	172

Cash and cash equivalents, end of period	$349,092	$24,078

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$7,216	$537

Common stock issued through distribution reinvestment plan	$9,974	$157

Net unrealized loss on interest rate swaps	$(334)	$—

Supplemental Cash Flow Disclosures:
Interest paid	$1,921	$184

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2010
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust III, Inc. (the “Company”) is a Maryland corporation that was formed on January 22, 2008, which intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2009, the year during which the Company began material operations. Substantially all of the Company’s business is conducted through Cole REIT III Operating Partnership, LP (“CCPT III OP”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.99% partnership interest in CCPT III OP. Cole REIT Advisors III, LLC (“CR III Advisors”), the affiliate advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of CCPT III OP.
As of March 31, 2010, the Company owned 190 properties, comprising 6.2 million rentable square feet of single and multi-tenant retail and commercial space located in 37 states. As of March 31, 2010, the rentable space at these properties was 99.9% leased.
Pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, the Company is offering for sale to the public on a “best efforts” basis a minimum of 250,000 shares and a maximum of 230,000,000 shares of its common stock at a price of $10.00 per share and up to 20,000,000 additional shares pursuant to a distribution reinvestment plan, (the “DRIP”), under which its stockholders may elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the estimated value of a share of the Company’s common stock (the “Offering”). The registration statement for the Offering was declared effective on October 1, 2008. Pursuant to the terms of the Offering, all subscription proceeds were held in escrow until the Company received subscriptions aggregating $2.5 million. The Company satisfied the conditions of escrow on January 6, 2009. Additionally, the Company had a special escrow account for subscriptions from residents of Pennsylvania. The conditions of that special escrow account were satisfied during the three months ended March 31, 2009.
On January 6, 2009, the Company issued the initial 262,059 shares under the Offering and commenced its principal operations. Prior to such date, the Company was considered a development stage company. As of March 31, 2010, the Company had issued 132.5 million shares of its common stock in the Offering, including 130.1 million shares sold in the primary offering and 2.4 million shares sold pursuant to the DRIP for gross offering proceeds of $1.3 billion before offering costs and selling commissions of $132.0 million. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of retail and other income producing commercial properties located throughout the United States, including U.S. protectorates.
On February 12, 2010, we filed a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, to register a maximum of 250,000,000 shares of common stock to be offered to the public on a best efforts basis pursuant to a proposed follow-on public offering and a maximum of 25,000,000 additional shares pursuant to our distribution reinvestment plan.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2009, and related notes thereto set forth in the Company’s Annual Report on Form 10-K.
The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.
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
March 31, 2010
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
Restricted Cash and Escrows
Restricted cash primarily consisted of escrowed investor proceeds for which shares of common stock had not been issued of $1.8 million and $1.1 million as of March 31, 2010 and December 31, 2009, respectively.
Concentration of Credit Risk
As of March 31, 2010, the Company had cash on deposit in six financial institutions, all of which had deposits in excess of current federally insured levels totaling $347.6 million; however the Company has not experienced any losses in such accounts. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.
As of March 31, 2010, two tenants in the drugstore, 36 tenants in the specialty retail, two tenants in the home improvement, four tenants in the fitness and health and 19 tenants in the restaurant industries comprised 26%, 15%, 12%, 10% and 10%, respectively, of 2010 gross annualized base rental revenues. As of March 31, 2010, one tenant in the drugstore industry and one tenant in the home improvement industry accounted for 18% and 10%, respectively, of 2010 gross annualized base rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of March 31, 2010, 48 of the Company’s properties were located in Texas, accounting for 32% of 2010 gross annualized base rental revenues.
As of March 31, 2009, one tenant in the discount retail and warehouse club, one tenant in the drugstore, one tenant in the home improvement and one tenant in the department store industries comprised 50%, 19%, 13% and 12%, respectively, of the Company’s 2009 gross annualized base rental revenues as of March 31, 2009. As of March 31, 2009, two of the Company’s properties were located in Nevada, one was located in New Mexico, two were located in Virginia, one was located in Alabama and one was located in Minnesota, accounting for 29%, 19%, 14%, 14% and 12%, respectively, of the Company’s 2009 gross annualized base rental revenues.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2010
Redeemable Common Stock
The Company’s share redemption program provides that all redemptions during the trailing twelve-month period prior to the redemption date, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the Company’s DRIP. As of March 31, 2010 and December 31, 2009, the Company had issued 2.4 million and 1.3 million shares of common stock under the DRIP, respectively, for cumulative proceeds of $22.6 million and $12.6 million, respectively, under its DRIP, which are recorded as redeemable common stock, net of redemptions, in the respective condensed consolidated unaudited balance sheets. As of March 31, 2010 and December 31, 2009, the Company had redeemed 97,000 and 25,000 shares of common stock, respectively, for an aggregate price of $952,000 and $244,000, respectively.
NOTE 3 — FAIR VALUE MEASUREMENTS
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.
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
Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
Level 3 – Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents, restricted cash, rents and tenant receivables, prepaid expenses and mortgage loan deposits and accounts payable and accrued expenses – The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Notes payable – The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of March 31, 2010 and December 31, 2009. The fair value of the notes payable was $162.5 million and $128.6 million as of March 31, 2010 and December 31, 2009, respectively, as compared to the carrying value of $163.5 million and $129.3 million as of March 31, 2010 and December 31, 2009, respectively.
Derivative Instruments – The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2010
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Interest rate swaps	$469	$—	$469	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swap	$140	$—	$140	$—

Liabilities:
Interest rate swaps	$275	$—	$275	$—

NOTE 4 — REAL ESTATE ACQUISITIONS
2010 Property Acquisitions
During the three months ended March 31, 2010, the Company acquired a 100% interest in 57 commercial properties for an aggregate purchase price of $259.9 million (the “2010 Acquisitions”). The Company financed the acquisitions with net proceeds from the Offering and through the issuance of $34.3 million in mortgage notes, each of which is secured by the respective properties on which the debt was placed. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The Company allocated the aggregate purchase price of $57.9 million to land, $172.9 million to building and improvements, $31.7 million to acquired in-place leases, $5.9 million to acquired below-market leases, and $3.3 million to acquired above-market leases. The Company expensed $6.8 million of acquisition costs related to the 2010 Acquisitions.
The Company recorded revenue for the three months ended March 31, 2010 of $3.2 million and net loss for the three months ended March 31, 2010 of $4.5 million related to the operations of the 2010 Acquisitions.
The following information summarizes selected financial information from the combined results of operations of the Company, as if all of the 2010 Acquisitions were completed as of the beginning of each period presented.
The Company estimated that revenues and net income, on a pro forma basis, for the three months ended March 31, 2010, would have been $19.4 million and $825,000, respectively.
The Company estimated that revenues and net loss, on a pro forma basis, for the three months ended March 31, 2009, would have been $5.1 million and $6.7 million, respectively.
2009 Property Acquisitions
During the three months ended March 31, 2009, the Company acquired a 100% interest in nine commercial properties, for an aggregate purchase price of $89.8 million (the “2009 Acquisitions”). Six of the commercial properties were acquired from affiliates of the Company’s advisor. A majority of the Company’s board of directors, including all of the Company’s independent directors, not otherwise interested in the acquisitions approved the acquisitions as being fair and reasonable to the Company and that the cost to the Company was not in excess of the current appraised value of the properties or the cost of the properties to the affiliates. In addition to cash from net proceeds of the Offering, the Company financed the acquisitions with $41.6 million of variable rate loans from affiliates of the Company’s advisor. The Company allocated the purchase price of these properties to the fair market value of the assets acquired and liabilities assumed. The Company allocated the aggregate purchase price of $49.4 million to land, $30.4 million to building and improvements, $14.0 million to acquired in-place leases, $4.1 million to acquired below-market leases, and $61,000 to acquired above-market leases during the three months ended March 31, 2009. The Company expensed $2.3 million of acquisition costs related to the 2009 Acquisitions.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2010
The Company recorded revenue for the three months ended March 31, 2009 of $826,000 and net loss for the three months ended March 31, 2009 of $2.2 million related to the operations of the 2009 Acquisitions.
The following information summarizes selected financial information from the combined results of operations of the Company, as if all of the 2009 Acquisitions were completed as of the beginning of the period presented.
The Company estimated that revenues and net loss, on a pro forma basis, for the three months ended March 31, 2009, would have been $1.8 million and $1.9 million, respectively.
This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each period, nor does it purport to represent the results of future operations.
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands). Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 above. The notional amount under the swap agreements are an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.

							Fair Value of Asset (Liability)
			Notional	Interest	Effective	Maturity	March 31,	December 31,
		Balance Sheet Location	Amount	Rate	Date	Date	2010	2009
Derivatives designated as hedging instruments
Interest Rate Swaps	(1)	Deferred rent, derivative and other liabilities	$20,000,000	5.95%	9/8/2009	8/29/2012	$(403)	$(275)
Interest Rate Swap	(2)	Deferred rent, derivative and other liabilities	17,500,000	5.75%	12/18/2009	1/1/2017	(66)	140

(1)	The Company executed 15 swap agreements with identical terms and with an aggregate notional amount under the swap agreements of $20.0 million.

(2)	As of December 31, 2009, the fair value of the interest rate swap agreement was in a financial asset position and was included in the accompanying condensed consolidated unaudited balance sheets in mortgage loan deposits, derivative and other assets.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate notes payable. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income or loss.
The following tables summarize the losses on the Company’s derivative instruments and hedging activities (in thousands):

	Amount of (Loss) Recognized in Other Comprehensive Loss
	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps (1)	$(334)	$—

(1)	There were no portions relating to the change in the fair value of the interest rate swap agreements that were considered ineffective during the three months ended March 31, 2010. No previously effective portion of gains or losses that were recorded in accumulated other comprehensive loss during the term of the hedging relationship was reclassified into earnings during the three months ended March 31, 2010. There were no interest rate swaps as of March 31, 2009.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2010
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment.
In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of March 31, 2010 and December 31, 2009, there were no termination events or events of default related to the interest rate swaps.
NOTE 6 —NOTES PAYABLE AND LINES OF CREDIT
During the three months ended March 31, 2010, the Company entered into a mortgage note payable totaling $34.3 million, with a fixed interest rate of 6.03% per annum. As of March 31, 2010, the Company had $163.5 million mortgage notes payable outstanding, with fixed interest rates, which includes $37.5 million of variable rate debt swapped to fixed rates, ranging from 5.54% to 6.45% per annum with a weighted average interest rate of 6.04%. The mortgage notes payable mature on various dates from August 2012 through February 2020, with a weighted average remaining term of 7.2 years, assuming the Company accepts the interest rates that one lender may reset on September 1, 2013 and February 1, 2015, respectively, related to two fixed rate mortgage notes payable of $30.0 million and $32.0 million, respectively. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed. The mortgage notes payable are generally non-recourse to the Company and CCPT III OP, but both are liable for customary non-recourse carve-outs. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities securing the notes payable and two lines of credit described below, was $520.5 million as of March 31, 2010. The mortgage notes contain customary default provisions and may generally be prepaid subject to meeting certain requirements and payment of a prepayment premium as specified in the respective loan agreement. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (a) the maximum rate permitted by applicable law, or (b) the then-current interest rate plus a percentage specified in the respective loan agreement, which ranges from 4.00% to 5.97%. Certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on leverage ratios and variable rate debt. The Company believes it was in compliance with the financial covenants as of March 31, 2010.
On December 16, 2009, the Company entered into a secured revolving term loan (the “TCF Loan”) with TCF National Bank providing available borrowings of up to $25.0 million until December 16, 2012. Subsequent to December 16, 2012, the TCF loan converts to an interest-only term loan of $23.0 million, which matures on December 16, 2014. The Company will be required to repay any borrowings greater than $23.0 million on December 16, 2012. The Company can elect to pay a variable interest rate equal to one-month LIBO rate plus 350 basis points or the prime rate plus 100 basis points, each with a minimum interest rate of 4.50% per year. The TCF Loan is recourse to the Company and CCPT III OP, and the Company fully guarantees the obligations of CCPT III OP. The TCF Loan also includes usual and customary events of default and remedies for facilities of this nature. As of March 31, 2010, the borrowing base under the TCF Loan was $24.5 million based on the underlying collateral pool of nine single-tenant commercial properties that the Company owns. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities securing the TCF Loan, was $54.1 million as of March 31, 2010. As of March 31, 2010, no amounts had been drawn or repaid under the TCF Loan. The TCF Loan contains customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios and leverage ratios. The Company believes it was in compliance with the financial covenants of the TCF Loan as of March 31, 2010.
On January 6, 2010, the Company entered into a secured borrowing base revolving credit facility (the “JPMorgan Credit Facility”) with JPMorgan Chase Bank, N.A., JPMorgan Securities Inc. and other lending institutions providing up to $100.0 million until the maturity date of January 6, 2013. Provided the Company is in compliance with the terms of the JPMorgan Credit Facility and sufficient commitments can be arranged by JPMorgan Chase Bank, N.A., the Company may increase the amount of the JPMorgan Credit Facility to a maximum of $200.0 million. The Company can elect to pay a variable interest rate equal to one, two or three month LIBO rate plus 350 basis points or the prime rate plus 100 basis points, each with a minimum interest rate of 4.50% per year. The Company has the right to prepay the outstanding amounts of the JPMorgan Credit Facility, in whole or in part, without premium or penalty provided that prior notice and the payment of accrued interest on the amount prepaid together with an administration fee of $250 are received by JPMorgan Chase Bank. The JPMorgan Credit Facility is recourse to the Company and CCPT III OP, and the Company fully guarantees the obligations of CCPT III OP. The JPMorgan Credit Facility also includes usual and customary events of default and remedies for facilities of this nature. As of March 31, 2010, the borrowing base under the JPMorgan Credit Facility was $71.5 million based on the underlying collateral pool of 24 single-tenant commercial properties that the Company owns. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities securing the JPMorgan Credit Facility, was $145.5 million as of March 31, 2010. As of March 31, 2010, no amounts had been drawn or repaid under the JPMorgan Credit Facility. The JPMorgan Credit Facility contains customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios and leverage ratios. The Company believes it was in compliance with the financial covenants of the JPMorgan Credit Facility as of March 31, 2010.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2010
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending, or known to be contemplated, against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on its condensed consolidated unaudited financial statements.
NOTE 8 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to its advisor and certain affiliates of the Company in connection with the Offering, and has incurred, and will continue to incur, commissions, fees and expenses in connection with the acquisition, management and sale of the assets of the Company.
Offering
In connection with the Offering, Cole Capital Corporation (“Cole Capital”), the Company’s affiliated dealer manager, received and expects to continue to receive, a selling commission of up to 7.0% of gross offering proceeds, before reallowance of commissions earned by participating broker-dealers. Cole Capital intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, Cole Capital received, and will continue to receive, 2.0% of gross offering proceeds, before reallowance to participating broker-dealers, as a dealer-manager fee in connection with the Offering. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer-manager fees are paid to Cole Capital or other broker-dealers in respect to shares sold under the DRIP.
All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by CR III Advisors or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds.
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CR III Advisors and its affiliates related to the services described above during the periods indicated (in thousands).

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Offering:
Selling commissions	$22,823	$8,923
Selling commissions reallowed by Cole Capital	$22,823	$8,900
Dealer manager fee	$6,685	$2,548
Dealer manager fee reallowed by Cole Capital	$3,328	$1,249
Other organization and offering expenses	$3,241	$1,930
Acquisitions and Operations
CR III Advisors or its affiliates also receive acquisition and advisory fees of up to 2.0% of the contract purchase price of each asset for the acquisition, development or construction of properties and will be reimbursed for acquisition expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction does not exceed 6.0% of the contract purchase price. The Company expects acquisition expenses to be 0.5% of the purchase price of each property. The Company will not reimburse CR III Advisors for personnel costs in connection with services for which CR III Advisors receives acquisition fees.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2010
The Company paid, and expects to continue to pay, CR III Advisors an annualized asset management fee of 0.50% of the aggregate asset value of the Company’s assets (the “Asset Management Fee”). The Company will reimburse costs and expenses incurred by Cole Realty Advisors in providing asset management services.
The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Property management fees are up to 2.0% of revenue for single-tenant properties and 4.0% of revenue for multi-tenant properties and leasing commissions will be at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. The Company reimburses Cole Realty Advisors’ costs of managing and leasing the properties. The Company will not reimburse Cole Realty Advisors for personnel costs in connection with services for which Cole Realty Advisors receives real estate commissions.
The Company reimburses CR III Advisors for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CR III Advisors for any amount by which its operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors find that a higher level of expense is justified for that year based on unusual and non-recurring factors. The Company will not reimburse CR III Advisors for personnel costs in connection with services for which CR III Advisors receives acquisition fees.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR III Advisors and its affiliates related to the services described above during the periods indicated (in thousands).

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Acquisitions and Operations:
Acquisition and advisory fees and expenses	$5,476	$1,795
Asset management fees and expenses	$1,089	$53
Property management and leasing fees and expenses	$555	$21
Operating expenses	$536	$—
Financing coordination fees	$343	$—
Liquidation/Listing
If CR III Advisors or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay CR III Advisors or its affiliates up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 3% of the sales price of each property sold. In no event will the combined real estate commission paid to CR III Advisors, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% cumulative, non-compounded annual return, then CR III Advisors is entitled to receive 15% of the remaining net sale proceeds. The Company will not reimburse CR III Advisors or its affiliates for personnel costs in connection with services for which CR III Advisors or its affiliates receive real estate commissions

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2010
Upon listing of the Company’s common stock on a national securities exchange, a fee equal to 15% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8% cumulative, non-compounded annual return to investors will be paid to CR III Advisors (the “Subordinated Incentive Listing Fee”).
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
During the three months ended March 31, 2010, and 2009, no commissions or fees were incurred for services provided by CR III Advisors and its affiliates related to the services described above.
Other
As of March 31, 2010 and December 31, 2009, $739,000 and $743,000, respectively, had been incurred, primarily for other organization and offering, operating and acquisition expenses, by CR III Advisors and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited financial statements.
Transactions
During the three months ended March 31, 2010, the Company did not acquire any properties from or enter into any loan agreements with affiliates of the Company’s advisor. During the three months ended March 31, 2009, the Company acquired a 100% interest in six commercial properties from affiliates of the Company’s advisor for an aggregate purchase price of $46.2 million. A majority of the Company’s board of directors, including all of the Company’s independent directors, not otherwise interested in the acquisitions, approved the acquisitions as being fair and reasonable to the Company, and that the cost to the Company was not in excess of the current appraised value of the properties or the cost of the properties to the affiliates.
In connection with the real estate assets acquired from affiliates of the Company’s advisor during March 31, 2009, the Company entered into eight loans totaling $41.6 million, all of which were variable rate debt with interest rates equal to the 3-month LIBO rate plus 250 basis points and were secured by the membership interest held by CCPT III OP in certain wholly-owned subsidiaries on which the debt was placed. Of the $41.6 million, $13.9 million was borrowed from Series B, LLC, $15.7 million was borrowed from Series C, LLC, and $12.0 million was borrowed from Series D, LLC, each of which is an affiliate of the Company’s advisor. The loans from Series C, LLC and Series D, LLC contained a revolving line of credit feature that allows the Company to borrow up to $15.7 million and $12.0 million, respectively and each loan matured in January 2010. The loan from Series B, LLC matured on March 31, 2009. The Company’s board of directors, including all of the independent directors not otherwise interested in the transactions, approved the loans as fair, competitive and commercially reasonable, and determined that their terms were no less favorable to the Company than loans between unaffiliated third parties under similar circumstances. The loans were repaid in full during the three months ended March 31, 2009, with gross offering proceeds. The Company paid $184,000 during the three months ended March 31, 2009 of interest and no financing coordination fee was paid related to the aforementioned loans from affiliated entities.
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

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2010
NOTE 10 — NEW ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820), (“ASU 2010-06”), which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 has not had a material impact on the Company’s consolidated financial statement disclosures. The Company does not expect the adoption of the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis of ASU 2010-06 to have a material impact on the consolidated financial statement disclosures.
NOTE 11 — SUBSEQUENT EVENTS
Status of the Offering
As of May 14, 2010, the Company had received $1.5 billion in gross offering proceeds through the issuance of 155.2 million shares of its common stock in the Offering (including shares sold pursuant to the DRIP). As of May 14, 2010, 78.1 million shares remained available for sale to the public for an aggregate offering price of $780.8 million in the Offering, exclusive of shares available under the DRIP.
Subsequent to March 31, 2010, the Company redeemed 362,000 shares for $3.5 million.
Real Estate Acquisitions
Subsequent to March 31, 2010, the Company acquired a 100% interest in 15 commercial real estate properties for an aggregate purchase price of $77.4 million. The acquisitions were funded with net proceeds of the Offering. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide the disclosures included in Note 4 for these properties. Acquisition related expenses totaling $1.8 million were expensed as incurred.
In addition, the Company entered into a purchase agreement to acquire a 100% interest in a 583,000 square foot multi-tenant office building, for a gross purchase price of $310.0 million, excluding closing costs. The property is 99.6% occupied, of which approximately 96.3% is subject to a net lease with Microsoft Corporation that expires in June 2024. The closing of the transaction is expected to occur on or about June 18, 2010.
Mortgage Notes Receivable Investments
Subsequent to March 31, 2010, the Company acquired a portfolio of two mortgage notes receivable with an aggregate face amount of $74.0 million secured by two office buildings with a total of 384,000 square feet of space. The purchase price of the mortgage notes receivable was $62.0 million, excluding closing costs, resulting in a discount of $12.0 million. In connection with the acquisition, the Company paid an affiliate of its advisor an acquisition fee of $1.2 million.
Notes Payable
Subsequent to March 31, 2010, the Company incurred fixed rate debt of $74.9 million, which bears a weighted average interest rate of 5.29%, and matures on April 11, 2015. As of May 14, 2010, no amounts had been drawn or repaid under the TCF Loan or JPMorgan Credit Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust III, Inc.
Forward-Looking Statements
Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. A full discussion of our Risk Factors may be found under Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Overview
We were formed on January 22, 2008 to acquire and operate a diverse portfolio of commercial real estate investments primarily consisting of retail and other income producing commercial properties located throughout the United States, including U.S. protectorates. We commenced our principal operations on January 6, 2009, when we issued the initial 262,059 shares of common stock in the Offering. Prior to such date, we were considered a development stage company. We acquired our first real estate property on January 6, 2009. We have no paid employees and are externally advised and managed by CR III Advisors, our affiliate. We intend to qualify as a real estate investment trust for federal income tax purposes.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental and other property income accounted for 94% and 99% of total revenue during the three months ended March 31, 2010 and 2009, respectively. As 99.9% of our rentable square feet was under lease as of March 31, 2010, with an average remaining lease term of 16.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of March 31, 2010, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 17%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We expect to manage our interest rate risk by monitoring the interest rate environment in connection with future property acquisitions or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions or refinancing, our results of operations may be adversely affected.
Recent Market Conditions
There continues to be positive signs of economic recovery, however, the current mortgage lending and interest rate environment for real estate in general continues to be disrupted. Domestic and international financial markets have recently experienced significant disruptions, which were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. Although credit conditions are beginning to improve, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We have managed, and expect to continue to manage, the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowing on our existing TCF Loan or JPMorgan Credit Facility, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing. We have acquired, and expect to continue to acquire, our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.
The current economic environment has lead to high unemployment rates and a continued decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates, and declining property values. As of March 31, 2010, 99.9% of our rentable square feet was under lease. However, if current economic conditions persist, we may experience vacancies or be required to reduce rents on occupied space. If we do experience vacancies, our advisor will actively seek to lease our vacant space; however, as retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-tenant a property has increased.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our consolidated real estate assets as of March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Number of commercial properties	190	9
Approximate rentable square feet (1)	6.2 million	863,000
Percentage of rentable square feet leased	99.9%	100%

(1)	Including square feet of the buildings on land that is subject to ground leases.

The following table summarizes our consolidated real estate investment activity during the three months ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Commercial properties acquired	57	9
Approximate purchase price of acquired properties	$259.9 million	$89.8 million
Approximate rentable square feet (1)	1.4 million	863,000

(1)	Including square feet of the buildings on land that is subject to ground leases.
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
As shown in the tables above, we owned 190 commercial properties as of March 31, 2010, compared to nine commercial properties as of March 31, 2009. Accordingly, our results of operations for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, reflect significant increases in most categories.
Revenue. Revenue increased $17.4 million to $18.2 million for the three months ended March 31, 2010, compared to $826,000 for the three months ended March 31, 2009. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 94% and 99% of total revenues during the three months ended March 31, 2010 and 2009, respectively.
Rental and other property income increased $16.4 million to $17.2 million for the three months ended March 31, 2010, compared to $824,000 for the three months ended March 31, 2009. The increase was primarily due to the acquisition of 181 new rental income producing properties subsequent to March 31, 2009. In addition, we pay certain operating expenses subject to reimbursement by the tenant, which resulted in $1.0 million of tenant reimbursement income during the three months ended March 31, 2010, compared to $2,000 during the three months ended March 31, 2009.
General and Administrative Expenses. General and administrative expenses increased $1.4 million to $1.5 million for the three months ended March 31, 2010, compared to $154,000 for the three months ended March 31, 2009. The increase was primarily due to an increase in accounting and organization fees and taxes incurred during the three months ended March 31, 2010 as a result of the 181 commercial properties acquired subsequent to March 31, 2009. In addition, the increase is due to the recording of operating expenses incurred by our advisor in providing administrative services to us, which are reimbursable to our advisor pursuant to the advisory agreement, of $536,000 during the three months ended March 31, 2010. No expenses for such services were reimbursed during the three months ended March 31, 2009. The primary general and administrative expense items were operating expenses reimbursable to our advisor, accounting and legal fees, organization fees and taxes, unused line of credit fees, and escrow and trustee fees.
Property Operating Expenses. Property operating expenses increased $1.1 million to $1.1 million for the three months ended March 31, 2010, compared to $9,000 for the three months ended March 31, 2009. The increase was primarily due to an increase in property taxes, repairs and maintenance and insurance, due to an increase in the number of properties for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. The primary property operating expense items are property taxes, repairs and maintenance, and insurance.
Property and Asset Management Expenses. Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.50% of the aggregate asset value of our properties. Additionally, we may be required to reimburse expenses incurred by our advisor in providing asset management services, subject to limitations as set forth in the advisory agreement. Pursuant to the property management agreement with our affiliated property manager, we are required to pay to our property manager a property management fee in an amount up to 2% of gross revenues from each of our single tenant properties and up to 4% of gross revenues from each of our multi-tenant properties. We may also be required to reimburse our property manager expenses it incurred relating to managing or leasing the properties, subject to limitations as set forth in the advisory agreement.
Property and asset management expenses increased $1.6 million to $1.7 million for the three months ended March 31, 2010, compared to $74,000 for the three months ended March 31, 2009. Property management expenses increased $567,000 to $588,000 for the three months ended March 31, 2010 from $21,000 for the three months ended March 31, 2009. The increase in property management expenses was primarily due to an increase in property management fees to $334,000 for the three months ended March 31, 2010, compared to $21,000 for the three months ended March 31, 2009. The increase in property management fees was primarily due to an increase in rental and other property income to $17.2 million for the three months ended March 31, 2010, from $824,000 for the three months ended March 31, 2009, due to revenues from the 181 commercial properties acquired subsequent to March 31, 2009.

Asset management expenses increased $1.0 million to $1.1 million for the three months ended March 31, 2010, from $53,000 for the three months ended March 31, 2009. The increase in asset management expenses was primarily due to an increase in asset management fees to $980,000 for the three months ended March 31, 2010, compared to $53,000 for the three months ended March 31, 2009. The increase in asset management fees was primarily due to an increase in the average gross aggregate book value of properties to $833.7 million for the three months ended March 31, 2010 from $44.9 million for the three months ended March 31, 2009. The increase in the average gross aggregate book value of properties was due to the acquisition of 181 additional properties subsequent to March 31, 2009.
In addition, during the three months ended March 31, 2010, we recorded $331,000 related to reimbursement of expenses incurred by our advisor in performing property and asset management services. No such expenses were required to be reimbursed during the three months ended March 31, 2009, or will be required to be reimbursed, as our advisor did not elect, and is no longer entitled, to be reimbursed.
Acquisition Related Expenses. Acquisition related expenses increased $4.5 million to $6.8 million for the three months ended March 31, 2010, compared to $2.3 million for the three months ended March 31, 2009. The increase is due to the recording of acquisition related expenses, as we purchased 57 commercial properties during the three months ended March 31, 2010, compared to nine commercial properties during the three months ended March 31, 2009. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We may also be required to reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan. During the three months ended March 31, 2010, we recorded $432,000 in acquisition expenses incurred by our advisor in connection with the acquisition of 57 commercial properties, for an aggregate purchase price of $259.9 million. No expenses for such services were required to be reimbursed during the three months ended March 31, 2009.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $4.6 million to $4.8 million for the three months ended March 31, 2010, compared to $259,000 for the three months ended March 31, 2009. The increase was primarily due to an increase in the average gross aggregate book value of properties to $833.7 million for the three months ended March 31, 2010 from $44.9 million for the three months ended March 31, 2009. The increase in the gross aggregate book value was due to the acquisition of 181 new properties subsequent to March 31, 2009.
Interest and Other Income. Interest and other income increased $320,000 to $340,000 during the three months ended March 31, 2010, compared to $20,000 during the three months ended March 31, 2009. The increase was primarily due to higher average uninvested cash due to increase in shares sold in the Offering during the three months ended March 31, 2010 of $313.9 million, as compared to the three months ended March 31, 2009 of $12.1 million.
Interest Expense. Interest expense increased $2.5 million to $2.7 million for the three months ended March 31, 2010, compared to $184,000 during the three months ended March 31, 2009. The increase was primarily due to an increase in the average aggregate amount of notes payable outstanding to $146.4 million during the three months ended March 31, 2010 from $17.9 million for the three months ended March 31, 2009, with weighted average interest rates of approximately 6.04% and 3.71% as of March 31, 2010 and 2009, respectively.
Modified Funds from Operations
Modified funds from operations (“MFFO”) is a non-GAAP supplemental financial performance measure that our management uses in evaluating the operating performance of our real estate investments. Similar to Funds from Operations (“FFO”), a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) widely recognized as a measure of operating performance of a real estate company, MFFO, as defined by our company, excludes items such as real estate depreciation and amortization, and gains and losses on the sale of real estate assets. However, changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. In addition to the adjustments in FFO, MFFO, as defined by our company, also excludes acquisition related expenses and real estate impairment charges, which are required to be expensed in accordance with GAAP. We believe that MFFO, which excludes these costs, is more representative of the operating performance of our real estate portfolio. Depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Additionally, gains and losses on sale of real estate assets and impairment charges are items that management does not include in its evaluation of the current operating performance of its real estate investments, rather management believes that the impact of these items will be reflected over time through changes in rental income or other related costs. Also, management does not include acquisition related expenses in its evaluation of current operating performance as acquisition related expenses are funded with proceeds from the Offering and accordingly will not be incurred in future periods for real estate acquired during the periods presented below. We believe that MFFO reflects the overall operating performance of our real estate portfolio, which may not be immediately apparent from reported net income. As such, we believe MFFO, in addition to net income and cash flows from operating activities, as defined by GAAP, is a meaningful supplemental performance measure and is useful in understanding how our management evaluates our ongoing operating performance.

However, MFFO should not be considered as an alternative to net income or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.
Our calculation of MFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the periods as indicated (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Net loss	$(160)	$(2,179)
Add:
Depreciation of real estate assets	2,909	165
Amortization of lease related costs	1,939	94
Acquisition related expenses	6,845	2,345

MFFO	$11,533	$425

Set forth below is additional information that may be helpful in assessing our operating results:
•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $1.1 million and $3,000 during the three months ended March 31, 2010 and 2009, respectively.

•	Amortization of deferred financing costs totaled $357,000 during the three months ended March 31, 2010. There were no deferred financing costs as of March 31, 2009.
Distributions and Share Redemptions
During the three months ended March 31, 2010, we paid aggregate distributions of $17.1 million, including $7.1 million of distributions paid in cash and $10.0 million of distributions reinvested through our DRIP. MFFO was $11.5 million and adjusted cash flows from operations, which consists of cash flows from operations adjusted to add back real estate acquisition related expenses, was $13.2 million, during the three months ended March 31, 2010. Our aggregate distributions, which included cash distributions and distributions reinvested in our common stock, were funded by adjusted cash flows from operations of $13.2 million and proceeds from notes payable of $3.9 million. During the three months ended March 31, 2010, adjusted cash flows from operations consisted of cash flows from operations of $6.4 million, adjusted to add back $6.8 million of real estate acquisition related expenses incurred during the period and expensed.
During the three months ended March 31, 2009, we paid aggregate distributions of $273,000, including $116,000 of distributions paid in cash and $157,000 of distributions reinvested through our DRIP. MFFO was $425,000 and adjusted cash flows from operations was $1.1 million, during the three months ended March 31, 2010. Our aggregate distributions, which included cash distributions and distributions reinvested in our common stock, were funded by adjusted cash flows from operations of $1.1 million. During the three months ended March 31, 2009, adjusted cash flows from operations consisted of cash flows used in operations of ($1.2 million) adjusted to add back $2.3 million of real estate acquisition related expenses incurred during the period and expensed.
Adjusted cash flows from operations is a non-GAAP financial measure and does not represent cash flows from operating activities. Cash flows from operating activities as defined by GAAP is the most relevant GAAP measure in determining our ability to generate cash from our real estate investments because adjusted cash flows from operations includes adjustments that investors may deem subjective, such as adding back acquisition related expenses. Accordingly, adjusted cash flows from operations should not be considered as an alternative to cash flows from operating activities. We consider adjusted cash flows from operations to be a meaningful measure of the source of cash used to pay distributions to investors, as it adds back real estate acquisition related expenses, which are a one-time occurrence, used for income generating investments that have a long-term benefit, to arrive at the ongoing cash flows from operating our real estate assets. We consider the real estate acquisition related expenses to have been funded by proceeds from our Offerings because the expenses were incurred to acquire our real estate investments.
On March 25, 2010, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001918007 per share (which equates to 7.00% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the periods commencing on April 1, 2010 and ending on June 30, 2010.

Our share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. In particular, during the trailing twelve-month period prior to the redemption date, we will not redeem in excess of 5% of the weighted average number of shares outstanding. In addition, the cash available for redemption is limited to the proceeds from the sale of shares pursuant to our DRIP. See our Annual Report on Form 10-K for the year ended December 31, 2009. During the three months ended March 31, 2010, we redeemed 72,000 shares for $708,000. We have honored all redemption requests that comply with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to our initial public offering. We have funded and intend to continue funding share redemptions with proceeds from our distribution reinvestment plan. Subsequent to March 31, 2010, we redeemed 362,000 shares for $3.5 million.
Liquidity and Capital Resources
General
Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions to stockholders and principal and interest on any future outstanding indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from leased properties and interest earned on our cash balances. We expect to continue to raise capital through our ongoing Offering and our proposed follow-on offering of common stock and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of March 31, 2010, we had raised $1.3 billion in the Offering, net of redemptions and inclusive of amounts raised under our DRIP.
As of March 31, 2010, we had cash and cash equivalents of $349.1 million. Additionally, as of March 31, 2010, we had unencumbered properties with a gross book value of $443.2 million that may be used as collateral to secure additional financing in future periods.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest and principal on current and any future indebtedness. We expect to meet our short-term liquidity requirements through cash provided by property operations and proceeds from the Offering. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organization costs associated with the Offering are initially paid by CR III Advisors, which will be reimbursed for such costs up to 1.5% of the gross capital raised by us in the Offering. As of March 31, 2010, our advisor or its affiliates has paid, and we have reimbursed, $16.6 million of offering and organization costs.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any future indebtedness. Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of our Offering and from debt financings. We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds of our Offering, cash advanced to us by our advisor, borrowing on our TCF Loan, borrowing on our JPMorgan Credit Facility and/or borrowings in anticipation of future cash flow. During the three months ended March 31, 2010, we funded distributions to our stockholders with adjusted cash flows from operations and debt financings. The TCF Loan, JPMorgan Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios, and leverage ratios. These covenants may limit our ability to incur additional debt and make borrowings on our TCF Loan or JPMorgan Credit Facility.
As of March 31, 2010, we had received and accepted subscriptions for 132.5 million shares of common stock in our Offering for gross proceeds of $1.3 billion. As of March 31, 2010, we had redeemed a total of 97,000 shares of common stock for a cost of $952,000.
As of March 31, 2010, the Company had $163.5 million mortgage notes payable outstanding, with fixed interest rates, which includes $37.5 million of variable rate debt swapped to fixed rates, ranging from 5.54% to 6.45% per annum and a weighted average interest rate of 6.04%. The mortgage notes payable mature on various dates from August 2012 through February 2020. See Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for terms of the lines of credit. Additionally, the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, as of March 31, 2010, was 17% and the weighted average years to maturity was 7.2 years.

Our contractual obligations as of March 31, 2010, were as follows (in thousands):

	Payments due by period (1) (2)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years
Principal payments – fixed rate debt	$163,514	$362	$49,731	$2,824	$110,597
Interest payments – fixed rate debt	70,075	9,916	25,620	13,391	21,148

Total	$233,589	$10,278	$75,351	$16,215	$131,745

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	As of March 31, 2010, we had $37.5 million of variable rate debt fixed through the use of interest rate swaps. We used the fixed rates under the swap agreement to calculate the debt payment obligations in future periods. As of March 31, 2010, we did not have any variable rate debt outstanding for which the interest rate had not been fixed through the use of interest rate swaps.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 75% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.
Cash Flow Analysis
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Operating Activities. During the three months ended March 31, 2010, net cash provided by operating activities was $6.4 million, compared to net cash used by operating activities of $1.2 million for the three months ended March 31, 2009, resulting in a change of $7.6 million. The change was primarily due to a decrease in net loss of $2.0 million, an increase in depreciation and amortization expenses totaling $4.6 million, an increase in the change in deferred rent and other liabilities of $1.5 million and an increase in the change in accounts payable and accrued expenses of $754,000, partially offset by a decrease in the change in rents and tenant receivables of $1.8 million for the three months ended March 31, 2010. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $172.2 million to $260.6 million for the three months ended March 31, 2010 compared to $88.4 million for the three months ended March 31, 2009. The increase was primarily due to the acquisition of 57 properties during the three months ended March 31, 2010, compared to the acquisition of nine properties during the three months ended March 31, 2009.
Financing Activities. Net cash provided by financing activities increased $211.1 million to $324.6 million for the three months ended March 31, 2010, compared to $113.5 million for the three months ended March 31, 2009. The change was primarily due to an increase in net proceeds from the issuance of common stock of $205.3 million and an increase in the proceeds from mortgage notes payable of $34.3 million, partially offset by an increase in offering costs of $19.4 million and an increase in distributions paid to investors of $7.0 million.
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
If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated unaudited financial statements.

Inflation
We are exposed to inflation risk as income from long-term leases will be the primary source of our cash flows from operations. We expect there will be provisions in many of our tenant leases that will help protect us from, and mitigate the risk of, the impact of inflation. These provisions may include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, most of our leases will require the tenant to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property. However, due to the long-term nature of the leases, the leases may not reset frequently enough to adequately offset the effects of inflation.
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:
•	Investment in and Valuation of Real Estate and Related Assets;

•	Allocation of Purchase Price of Real Estate and Related Assets;

•	Revenue Recognition;

•	Income Taxes; and

•	Derivative Instruments and Hedging Activities.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2009, and our critical accounting policies have not changed during the three months ended March 31, 2010. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2009, and related notes thereto.
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
Subsequent Events
Certain events occurred subsequent to March 31, 2010 through the date of this Quarterly Report on Form 10-Q. Refer to Note 11 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. Such events include:
•	Status of the Offering;

•	Real estate acquisitions;

•	Mortgage notes receivable investments; and

•	Mortgage notes payable incurred.

New Accounting Pronouncements
Refer to Note 10 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation of applicable new accounting pronouncements.
Off Balance Sheet Arrangements
As of March 31, 2010 and December 31, 2009 we had no off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2010, we had $163.5 million of fixed rate debt outstanding, which includes $37.5 million of variable rate mortgage notes for which the interest rate was fixed through the maturity date through the use of interest rate swaps. As of March 31, 2010, we did not have any variable rate debt outstanding for which the interest rate had not been fixed through the use of interest rate swaps and therefore are not directly exposed to interest rate changes. In the future we may obtain variable rate debt financing to fund certain property acquisitions, and may be exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings.
As of March 31, 2010, we had 16 interest rate swap agreements outstanding, which mature on various dates from August 2012 through January 2017, with an aggregate notional amount under the swap agreements of $37.5 million and an aggregate fair value of ($469,000). The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2010, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of $8,000.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4T.	Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
No change occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

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
As of March 31, 2010, we had issued 132.5 million shares for gross offering proceeds of $1.3 billion, out of which, we paid $115.4 million in selling commissions and dealer manager fees and $16.6 million in organization and offering costs to CR III Advisors or its affiliates. With the net offering proceeds, we acquired $963.6 million in real estate and paid costs of $25.4 million in acquisition related expenses. As of May 14, 2010, we have sold 155.2 million shares in our Offering for gross offering proceeds of $1.5 billion.
Our board of directors has adopted a share redemption program that enables our stockholders who hold their shares for more than one year to sell their shares to us in limited circumstances. The purchase price we will pay for redeemed shares is set forth in the prospectus for our Offering of common stock, as supplemented from time to time. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. Under the terms of the share redemption program, during the trailing twelve-month period prior to the redemption date, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the redemption date; provided, however shares subject to redemption requests upon death of a stockholder will not be subject to this cap. In addition, cash available for redemption is limited to the proceeds from the sale of our shares under our DRIP.
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended March 31, 2010, we redeemed shares as follows:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	Be Purchased Under
	Shares Redeemed	Paid per Share	Plans or Programs	the Plans or Programs
January 2010	19,527	$10.00	19,527	(1)
February 2010	15,270	9.86	15,270	(1)
March 2010	37,322	9.72	37,322	(1)

Total	72,119		72,119	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2010 that would require a response to this item.

Item 4.	Removed and Reserved

Item 5.	Other Information
No events occurred during the three months ended March 31, 2010 that would require a response to this item.

Item 6.	Exhibits
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

D. Kirk McAllaster, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 14, 2010

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Third Articles of Amendment and Restatement. (Incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 3 to Form S-11 (File No. 333-149290), filed on September 29, 2008).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Company’s Pre-Effective Amendment No. 3 to Form S-11 (File No. 333-149290), filed on May 7, 2008).
3.3	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2010).
4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (Incorporated by reference to Appendix B to the prospectus of the Company filed pursuant to Rule 424(b)(3) on April 30, 2010).
4.2	Form of Additional Investment Subscription Agreement for current stockholders (Incorporated by reference to Appendix C to the prospectus of the Company filed pursuant to Rule 424(b)(3) on April 30, 2010).
10.1	Loan Agreement, dated April 1, 2010, by and between Cole Credit Property Trust III, Inc., and certain of its wholly-owned subsidiaries, collectively as Borrower, and The Royal Bank of Scotland PLC as lender. (Incorporated by reference to Exhibit 10.85 to the Company’s Post-Effective Amendment No. 7 (File No. 333-149290), filed on April 16, 2010).
10.2	Loan Agreement, dated April 1, 2010, by and between Cole Mezzco CCPT III, LLC as Borrower, and RCG LV Debt IV REIT, LP as lender. (Incorporated by reference to Exhibit 10.86 to the Company’s Post-Effective Amendment No. 7 (File No. 333-149290), filed on April 16, 2010).
10.3	Purchase agreement between Cole MT Bellevue WA, LLC and City Center Bellevue Development LLC, dated April 30, 2010. (Incorporated by reference to Exhibit 10.76 to the Company’s pre-effective amendment on Form S-11 (File No. 333-164884) filed on May 13, 2010).
31.1	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.