Form 10-Q
period 2010-06-30
Cole Credit Property Trust III, Inc.
filed 2010-08-13
CIK 1425923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 12, 2010, there were 194,283,941 shares of common stock, par value $0.01, of Cole Credit Property Trust III, Inc. outstanding.

COLE CREDIT PROPERTY TRUST III, INC.

PART I
FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and for the three and six months ended June 30, 2010, have been prepared by Cole Credit Property Trust III, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results expected for the full year.  The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.  Such adjustments are of a normal recurring nature.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  The forward-looking statements should be read in light of the risk factors identified in the “Item 1A – Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Investment in real estate assets:
Land	$389,592	$231,686
Buildings and improvements, less accumulated depreciation of $10,459 and $3,178, respectively	781,411	361,561
Acquired intangible lease assets, less accumulated amortization of $8,014 and $2,648, respectively	202,925	125,121
Total investment in real estate assets, net	1,373,928	718,368
Investment in mortgage notes receivable, net of accumulated accretion of $156	63,447	—
Total investment in real estate and mortgage assets, net	1,437,375	718,368
Cash and cash equivalents	430,149	278,717
Restricted cash	12,082	1,191
Investment in unconsolidated joint venture	15,610	—
Rents and tenant receivables, less allowance for doubtful accounts of $20 and $0, respectively	6,837	2,918
Mortgage loan deposits, derivative and other assets	6,004	1,068
Deferred financing costs, less accumulated amortization of $1,112 and $201, respectively	12,650	3,633
Total assets	$1,920,707	$1,005,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$359,647	$129,302
Accounts payable and accrued expenses	5,099	3,094
Escrowed investor proceeds	1,359	1,121
Due to affiliates	729	743
Acquired below market lease intangibles, less accumulated amortization of $1,152 and $399, respectively	30,016	20,032
Distributions payable	9,785	5,313
Deferred rent, derivative and other liabilities	7,318	2,445
Total liabilities	413,953	162,050
Commitments and contingencies
Redeemable common stock	32,034	12,382
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 176,907,649 and 98,002,392 shares issued and outstanding, respectively	1,769	980
Capital in excess of par value	1,557,207	865,617
Accumulated distributions in excess of earnings	(82,884)	(34,999)
Accumulated other comprehensive loss	(1,372)	(135)
Total stockholders’ equity	1,474,720	831,463
Total liabilities and stockholders’ equity	$1,920,707	$1,005,895

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental and other property income	$23,742	$2,657	$40,933	$3,481
Tenant reimbursement income	1,346	1	2,362	3
Interest income on mortgage notes receivable	900	—	900	—
Total revenue	25,988	2,658	44,195	3,484

Expenses:
General and administrative expenses	1,145	313	2,656	468
Property operating expenses	1,399	12	2,539	20
Property and asset management expenses	2,243	208	3,921	282
Acquisition related expenses	11,083	4,290	17,929	6,635
Depreciation	4,371	295	7,281	460
Amortization	2,653	310	4,592	404
Total operating expenses	22,894	5,428	38,918	8,269
Operating income (loss)	3,094	(2,770)	5,277	(4,785)

Other (expense) income:
Interest and other income	429	74	769	94
Equity in loss of unconsolidated joint venture	(516)	—	(516)	—
Interest expense	(4,610)	(57)	(7,297)	(241)
Total other (expense) income	(4,697)	17	(7,044)	(147)
Net loss	$(1,603)	$(2,753)	$(1,767)	$(4,932)

Weighted average number of common shares outstanding:
Basic and diluted	154,924,208	23,368,068	134,685,676	14,258,145

Net loss per common share:
Basic and diluted	$(0.01)	$(0.12)	$(0.01)	$(0.35)

Distributions declared per common share	$0.17	$0.17	$0.34	$0.33

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2010	98,002,392	$980	$865,617	$(34,999)	$(135)	$831,463
Issuance of common stock	79,378,977	794	790,563	—	—	791,357
Distributions	—	—	—	(46,118)	—	(46,118)
Commissions on stock sales and related dealer manager fees	—	—	(67,767)	—	—	(67,767)
Other offering costs	—	—	(6,917)	—	—	(6,917)
Redemptions of common stock	(473,720)	(5)	(4,637)	—	—	(4,642)
Redeemable common stock	—	—	(19,652)	—	—	(19,652)
Comprehensive loss:
Net loss	—	—	—	(1,767)	—	(1,767)
Net unrealized loss on interest rate swaps	—	—	—	—	(1,237)	(1,237)
Total comprehensive loss						(3,004)
Balance, June 30, 2010	176,907,649	$1,769	$1,557,207	$(82,884)	$(1,372)	$1,474,720

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,767)	$(4,932)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,281	460
Amortization of intangible lease assets and below market lease intangibles, net	4,613	330
Amortization of deferred financing costs	911	7
Net accretion on mortgage notes receivable	(156)	—
Allowance for doubtful accounts	20	—
Equity in loss of unconsolidated joint venture	516	—
Changes in assets and liabilities:
Rents and tenant receivables	(3,939)	(272)
Prepaid expenses and other assets	(202)	11
Accounts payable and accrued expenses	2,005	233
Due to affiliates	140	—
Deferred rent and other liabilities	3,776	947
Net cash provided by (used in) operating activities	13,198	(3,216)
Cash flows from investing activities:
Change in restricted cash	(10,891)	773
Investment in real estate and related assets	(652,595)	(252,964)
Investment in mortgage notes receivable	(63,291)	—
Investment in unconsolidated joint venture	(16,126)	—
Net cash used in investing activities	(742,903)	(252,191)
Cash flows from financing activities:
Proceeds from issuance of common stock	767,063	353,818
Offering costs on issuance of common stock	(74,838)	(37,107)
Redemptions of common stock	(4,642)	(100)
Distributions to investors	(17,352)	(1,264)
Proceeds from notes payable	225,823	29,890
Repayment of notes payable	(353)	—
Proceeds from affiliate notes payable	—	41,581
Repayment of affiliate notes payable	—	(41,581)
Escrowed investor proceeds liability	238	(867)
Payment of loan deposits	(8,406)	(1,365)
Refund of loan deposits	3,532	765
Deferred financing costs paid	(9,928)	(663)
Net cash provided by financing activities	881,137	343,107
Net increase in cash and cash equivalents	151,432	87,700
Cash and cash equivalents, beginning of period	278,717	172
Cash and cash equivalents, end of period	$430,149	$87,872

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$9,785	$1,737
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$4,875	$—
Common stock issued through distribution reinvestment plan	$24,294	$1,748
Net unrealized loss on interest rate swaps	$(1,237)	$—
Supplemental Cash Flow Disclosures:
Interest paid	$5,289	$242

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 — ORGANIZATION AND BUSINESS

Cole Credit Property Trust III, Inc. (the “Company”) is a Maryland corporation that was formed on January 22, 2008, which intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2009, the year during which the Company began material operations.  Substantially all of the Company’s business is conducted through Cole REIT III Operating Partnership, LP (“CCPT III OP”), a Delaware limited partnership.  The Company is the sole general partner of, and owns a 99.99% partnership interest in, CCPT III OP.  Cole REIT Advisors III, LLC (“CR III Advisors”), the affiliate advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of CCPT III OP.

As of June 30, 2010, the Company owned 266 properties, comprising 9.1 million rentable square feet of single and multi-tenant retail and commercial space located in 37 states. As of June 30, 2010, the rentable space at these properties was 99.9% leased.  As of June 30, 2010, the Company also owned two mortgage notes receivable secured by two office buildings, each of which is subject to a net lease.  In addition, through two joint venture arrangements, as of June 30, 2010, the Company had interests in six properties located in New York comprising 691,000 gross rentable square feet of commercial space and an interest in a land parcel under development located in Wisconsin comprising 213,000 square feet of land.

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

On January 6, 2009, the Company issued the initial 262,059 shares under the Offering and commenced its principal operations.  Prior to such date, the Company was considered a development stage company.  As of June 30, 2010, the Company had issued 177.4 million shares of its common stock in the Offering, including 173.5 million shares sold in the primary offering and 3.9 million shares sold pursuant to the DRIP for gross offering proceeds of $1.7 billion before offering costs and selling commissions of $173.9 million.  The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of retail and other income producing commercial properties located throughout the United States, including U.S. protectorates.

On February 12, 2010, the Company filed a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, to register a maximum of 250,000,000 shares of common stock to be offered to the public on a best efforts basis pursuant to a proposed follow-on public offering and a maximum of 25,000,000 additional shares pursuant to the DRIP.

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

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
June 30, 2010

The Company evaluates the need to consolidate joint ventures based on standards set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”).   In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of June 30, 2010, the Company consolidated the accounts of an entity that owns $1.4 million of land under development, including related construction costs, and has $38,000 in construction financing, which is non-recourse to the Company (the “Consolidated Joint Venture”).

The accompanying condensed consolidated unaudited financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Consolidated Joint Venture in which the Company has a controlling financial interest.  All inter-company accounts and transactions have been eliminated in consolidation.

Investment in Unconsolidated Joint Venture

Investment in unconsolidated joint venture as of June 30, 2010, consists of the Company’s interest in a joint venture that owns six multi-tenant properties (the “Unconsolidated Joint Venture”).  Consolidation of this investment is not required as the entity does not qualify as a variable interest entity and does not meet the control requirements for consolidation, as defined in ASC 810. Both the Company and the Unconsolidated Joint Venture partner must approve significant decisions about the Unconsolidated Joint Venture’s activities.  As of June 30, 2010, the Unconsolidated Joint Venture held total assets of $44.7 million and a non-recourse mortgage note payable of $26.0 million.

The Company accounts for the Unconsolidated Joint Venture using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”).  The equity method of accounting requires this investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions.  The Company evaluates the carrying amount of this investment for impairment in accordance with ASC 323.  The Unconsolidated Joint Venture is reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. No impairment losses were recorded related to the Unconsolidated Joint Venture for the three and six months ended June 30, 2010.  During the three and six months ended June 30, 2009, the Company did not have any interests in joint ventures.

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

The fair values of above market and below market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease.  The above market and below market lease values are capitalized as intangible lease assets or liabilities.  Above market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases.  Below market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease.  Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease.  The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease.  These intangibles are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
June 30, 2010

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

Investment in Mortgage Notes Receivable

Mortgage notes receivable consist of loans acquired by the Company, which are secured by real estate properties. Mortgage notes receivable are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs or fees. The related discounts or premiums are accreted or amortized over the life of the related mortgage receivable. The Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them as an adjustment of yield over the term of the related mortgage receivable. The related accretion of discounts and/or amortization of premiums and origination costs are recorded in interest income on mortgage notes receivable. The Company evaluates the collectability of both interest and principal on each mortgage note receivable to determine whether it is collectible. A mortgage note receivable is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a mortgage note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the mortgage note receivable’s effective interest rate or to the value of the underlying collateral if the mortgage note receivable is collateralized. Interest income on performing mortgage notes receivable is accrued as earned. Interest income on impaired mortgage notes receivable is recognized on a cash basis.  No impairment losses or allowances were recorded related to mortgage notes receivable for the three and six months ended June 30, 2010.  During the three and six months ended June 30, 2009, the Company did not own any mortgage notes receivable.

Restricted Cash and Escrows

Restricted cash primarily consisted of property escrow deposits of $10.0 million and $18,000 as of June 30, 2010 and December 31, 2009, respectively.  Also included in restricted cash was escrowed investor proceeds for which shares of common stock had not been issued of $1.4 million and $1.1 million as of June 30, 2010 and December 31, 2009, respectively.

Concentration of Credit Risk

As of June 30, 2010, the Company had cash on deposit in eight financial institutions, seven of which had deposits in excess of current federally insured levels totaling $428.3 million; however the Company has not experienced any losses in such accounts.  The Company limits significant cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

As of June 30, 2010, two tenants in the drugstore, 26 tenants in the restaurant, 46 tenants in the specialty retail and two tenants in the home improvement industries comprised 21%, 15%, 14% and 10%, respectively, of 2010 gross annualized base rental revenues.  As of June 30, 2010, one tenant in the drugstore industry accounted for 15% of 2010 gross annualized base rental revenues.  Additionally, the Company has certain geographic concentrations in its property holdings.  In particular, as of June 30, 2010, 68 of the Company’s properties were located in Texas, accounting for 36% of 2010 gross annualized base rental revenues.

As of June 30, 2009, two tenants  in the home improvement, one tenant in the restaurant, two tenants in the drugstore, one tenant in sporting goods, and one tenant in the discount retail industries comprised 20%, 16%, 13%, 12%, and 12%, respectively, of 2009 gross annualized base rental revenues.  As of June 30, 2009, 15 of the Company’s properties were located in Texas, seven were located in Virginia, and three were located in Nevada, accounting for 18%, 11%, and 13% of 2009 gross annualized base rental revenues.

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
June 30, 2010

Redeemable Common Stock

The Company’s share redemption program provides that all redemptions during the trailing twelve-month period prior to the redemption date, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the Company’s DRIP. As of June 30, 2010 and December 31, 2009, the Company had issued 3.9 million and 1.3 million shares of common stock under the DRIP, respectively, for cumulative proceeds of $36.9 million and $12.6 million, respectively, which are recorded as redeemable common stock, net of redemptions, in the respective condensed consolidated unaudited balance sheets. As of June 30, 2010 and December 31, 2009, the Company had redeemed 499,000 and 25,000 shares of common stock, respectively, for an aggregate price of $4.9 million and $244,000, respectively.

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

Mortgage notes receivable – The fair value is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made.  The fair value of these notes was $64.7 million as of June 30, 2010, as compared to the carrying value of $63.4 million. As of December 31, 2009, the Company did not own any mortgage notes receivable.

Notes payable – The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of June 30, 2010 and December 31, 2009.  The fair value of the notes payable was $360.2 million and $128.6 million as of June 30, 2010 and December 31, 2009, respectively, as compared to the carrying value of $359.6 million and $129.3 million as of June 30, 2010 and December 31, 2009, respectively.

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

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
June 30, 2010

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$1,372	$—	$1,372	$—

	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$140	$—	$140	$—
Liabilities:
Interest rate swaps	$275	$—	$275	$—

NOTE 4 — REAL ESTATE ACQUISITIONS

2010 Property Acquisitions

During the six months ended June 30, 2010, the Company acquired a 100% interest in 133 commercial properties for an aggregate purchase price of $656.8 million (the “2010 Acquisitions”).  The Company financed the 2010 Acquisitions with net proceeds from the Offering and through the issuance of $225.8 million in mortgage notes, each of which is secured by the properties on which the debt was placed, and the assumption of a mortgage loan with a face amount of $5.8 million and a fair value of $4.9 million.  The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed.  The Company allocated $156.7 million to land, $426.8 million to building and improvements, $76.0 million to acquired in-place leases, $10.7 million to acquired below-market leases, and $7.1 million to acquired above-market leases.  The Company expensed $17.9 million of acquisition costs related to the 2010 Acquisitions.

The Company recorded revenue for the three and six months ended June 30, 2010 of $9.6 million and $11.3 million, respectively, and net losses for the three and six months ended June 30, 2010 of $5.5 million and $11.0 million, respectively, related to the 2010 Acquisitions.

The following information summarizes selected financial information from the combined results of operations of the Company, as if all of the 2010 Acquisitions were completed as of the beginning of each period presented.

The Company estimated that revenues, on a pro forma basis, for the three and six months ended June 30, 2010, would have been $27.2 million and $48.6 million, respectively, and net (loss) income, on a pro forma basis, for the three and six months ended June 30, 2010, would have been ($563,000) and $691,000, respectively.

The Company estimated that revenues, on a pro forma basis, for the three and six months ended June 30, 2009, would have been $13.4 million and $19.2 million, respectively, and net loss, on a pro forma basis, for the three and six months ended June 30, 2009, would have been $7.2 million and $13.5 million, respectively.

Pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each period, nor does it purport to represent the results of future operations.

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
June 30, 2010

Investment in Joint Ventures

During the six months ended June 30, 2010, the Company acquired a controlling financial interest in the Consolidated Joint Venture, which invested $1.4 million in the land upon which a single tenant retail store will be developed and related construction costs. Upon completion of the building, the Company will be obligated to purchase the property from the Consolidated Joint Venture subject to certain criteria being met, as discussed in Note 8. The construction will be funded by a construction loan facility of $5.1 million.  As of June 30, 2010, $38,000 had been drawn on the construction loan facility. During the six months ended June 30, 2009, the Company did not have any interests in joint ventures.

In addition, during the six months ended June 30, 2010, the Company acquired an 80% interest in the Unconsolidated Joint Venture, which acquired six multi-tenant properties for $42.6 million. The acquisitions were financed with a mortgage note payable of $26.0 million, which is secured by the properties on which the debt was placed.  As of December 31, 2009, the Company did not have any interests in joint ventures.  The table below presents the summarized activity of the Company’s investment in the Unconsolidated Joint Venture for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Contributions	$16,126	—	$16,126	—
Equity in loss	(516)	—	(516)	—
Investment balance	$15,610	$—	$15,610	$—

Condensed combined financial information of the Unconsolidated Joint Venture is as follows:

Condensed Consolidated Balance Sheets for the Unconsolidated Joint Venture
(Dollar amounts in thousands)

	June 30, 2010	December 31, 2009
ASSETS
Investment in real estate and related assets, net	$41,892	$—
Cash and cash equivalents	1,857	—
Other assets	977	—
Total assets	$44,726	$—
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$26,000	$—
Other liabilities	76	—
Members’ equity	18,650	—
Total liabilities and stockholders’ equity	$44,726	$—

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
June 30, 2010

Condensed Consolidated Statements of Operations for the Unconsolidated Joint Venture
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Rental and tenant reimbursement income	$519	$—	$519	$—
Property operating expenses	(78)	—	(78)	—
Acquisition related expenses and organization fees	(922)	—	(922)	—
Depreciation and amortization	(38)	—	(38)	—
Interest expense	(126)	—	(126)	—
Net loss	$(645)	$—	$(645)	$—

2009 Property Acquisitions

During the six months ended June 30, 2009, the Company acquired a 100% interest in 57 commercial properties, for an aggregate purchase price of $253.0 million (the “2009 Acquisitions”). Six of the commercial properties were acquired from affiliates of the Company’s advisor. A majority of the Company’s board of directors, including all of the Company’s independent directors, not otherwise interested in the transactions approved the acquisitions as being fair and reasonable to the Company and determined that the cost to the Company was not in excess of the current appraised value of the properties or the cost of the properties to the affiliates. In addition to cash from net proceeds of the Offering, the Company financed the acquisitions with $41.6 million of variable rate loans from affiliates of the Company’s advisor. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The Company allocated $114.9 million to land, $98.1 million to building and improvements, $38.7 million to acquired in-place leases, $4.9 million to acquired below-market leases, and $6.2 million to acquired above-market leases during the six months ended June 30, 2009. The Company expensed $6.6 million of acquisition costs related to the 2009 Acquisitions.

The Company recorded revenue for the three and six months ended June 30, 2009 of $2.7 million and $3.5 million, respectively, and net losses for the three and six months ended June 30, 2009 of $2.8 million and $4.9 million, respectively, related to the 2009 Acquisitions.

The following information summarizes selected financial information from the combined results of operations of the Company, as if all of the 2009 Acquisitions were completed as of the beginning of the period presented.

The Company estimated that revenues, on a pro forma basis, for the three and six months ended June 30, 2009, would have been $5.4 million and $10.7 million, respectively, and net income, on a pro forma basis, for the three and six months ended June 30, 2009, would have been $405,000 and $793,000, respectively.

Pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each period, nor does it purport to represent the results of future operations.

NOTE 5 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE

During the six months ended June 30, 2010, the Company acquired two mortgage notes receivable, which were secured by two office buildings (collectively, the “Mortgage Notes”).  The Mortgage Notes balance of $63.4 million as of June 30, 2010 consisted of the face amount of the Mortgage Notes of $74.0 million, a $12.0 million discount, $1.3 million of acquisition costs and net accretion of discounts and amortization of acquisition costs of $156,000.  The discount is accreted and acquisition costs are amortized over the terms of each respective Mortgage Note using the effective interest rate method.  The Mortgage Notes have a fixed interest rate of 5.93% per annum and mature on October 1, 2018.  Interest only payments are due each month until September 1, 2011, and interest and principal payments are due each month from October 1, 2011 until October 1, 2018.  As of December 31, 2009, the Company did not own any mortgage notes receivable.

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
June 30, 2010

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks.  The following table summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands).  Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 above.  The notional amounts under the swap agreements are an indication of the extent of the Company’s involvement in each instrument at the time, but do not represent exposure to credit, interest rate or market risks.

							Fair Value of Asset (Liability)
		Balance Sheet Location	Notional Amount	Interest Rate	Effective Date	Maturity Date	June 30, 2010	December 31, 2009

Derivatives designated as hedging instruments
Interest Rate Swaps	(1)	Deferred rent, derivative and other liabilities	$20,000	5.95%	9/8/2009	8/29/2012	$(551)	$(275)
Interest Rate Swap	(2)	Deferred rent, derivative and other liabilities	17,500	5.75%	12/18/2009	1/1/2017	(821)	140

(1)	The Company executed 15 swap agreements with identical terms and with an aggregate notional amount of $20.0 million.

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

The following table summarizes the losses on the Company’s derivative instruments and hedging activities (in thousands):

	Amount of (Loss) Recognized in Other Comprehensive Loss on Derivative
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps (1)	$(903)	$—	$(1,237)	$—

(1)
There were no portions relating to the change in the fair value of the interest rate swap agreements that were considered ineffective during the six months ended June 30, 2010.  No previously effective portion of gains or losses that were recorded in accumulated other comprehensive loss during the term of the hedging relationship was reclassified into earnings during the six months ended June 30, 2010. There were no interest rate swaps as of June 30, 2009.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment.

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
June 30, 2010

In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties.  The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties.  The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty.  As of June 30, 2010 and December 31, 2009, there were no termination events or events of default related to the interest rate swaps.

NOTE 7 —NOTES PAYABLE AND LINES OF CREDIT

During the six months ended June 30, 2010, the Company entered into mortgage notes payable totaling $225.8 million, with fixed rates, ranging from 5.29% to 6.03% per annum through the maturity dates, ranging from April 2015 to July 2020, and assumed a loan for $5.8 million, with a fixed rate of 6.58% and maturity date of February 2019.  The loans are secured by 94 commercial properties that the Company owns through its subsidiaries with an aggregate purchase price of $439.8 million.

As of June 30, 2010, the Company had $359.6 million mortgage notes payable outstanding, with fixed interest rates, which includes $37.2 million of variable rate debt swapped to fixed rates, ranging from 5.29% to 6.58% per annum with a weighted average interest rate of 5.78%.  The mortgage notes payable mature on various dates from August 2012 through July 2020, with a weighted average remaining term of 7.5 years, assuming the Company accepts the interest rates that one lender may reset on September 1, 2013 and February 1, 2015, respectively, related to two fixed rate mortgage notes payable of $30.0 million and $32.0 million, respectively. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed.  The mortgage notes payable are generally non-recourse to the Company and CCPT III OP, but both are liable for customary non-recourse carve-outs.  The aggregate balance of gross real estate assets, net of gross intangible lease liabilities securing the notes payable, two lines of credit described below, and the Consolidated Joint Venture’s construction loan facility described below, was $908.8 million as of June 30, 2010.  The mortgage notes contain customary default provisions and may generally be prepaid subject to meeting certain requirements and payment of a prepayment premium as specified in the respective loan agreement. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (a) the maximum rate permitted by applicable law, or (b) the then-current interest rate plus a percentage specified in the respective loan agreement, which ranges from 3.00% to 5.97%. Certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on leverage ratios and variable rate debt. The Company believes it was in compliance with the financial covenants of the mortgage notes payable as of June 30, 2010.

In addition, the Consolidated Joint Venture entered into a construction loan facility that is used to fund the development of a single tenant retail store and is drawn upon as construction costs are incurred.  The aggregate commitment, if fully funded, is $5.1 million. The construction loan facility has a variable interest rate of LIBOR plus 350 basis points, not to be less than 5.00%, and matures on May 17, 2011. The Consolidated Joint Venture’s construction loan facility is recourse to the Company’s joint venture partner and non-recourse to the Consolidated Joint Venture and the Company. As of June 30, 2010, $38,000 had been drawn on the construction loan facility.

On December 16, 2009, the Company entered into a secured revolving term loan (the “TCF Loan”) with TCF National Bank providing available borrowings of up to $25.0 million until December 16, 2012.  Subsequent to December 16, 2012, the TCF loan converts to an interest-only term loan of $23.0 million, which matures on December 16, 2014. The Company will be required to repay any borrowings greater than $23.0 million on December 16, 2012. The Company can elect to pay a variable interest rate equal to one-month LIBOR plus 350 basis points or the prime rate plus 100 basis points, each with a minimum interest rate of 4.50% per year. The TCF Loan is recourse to the Company and CCPT III OP, and the Company fully guarantees the obligations of CCPT III OP. The TCF Loan also includes usual and customary events of default and remedies for facilities of this nature. As of June 30, 2010, the borrowing base under the TCF Loan was $24.5 million based on the underlying collateral pool of nine single-tenant commercial properties that the Company owns. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities securing the TCF Loan, was $54.1 million as of June 30, 2010. As of June 30, 2010, no amounts had been drawn or repaid under the TCF Loan.  The TCF Loan contains customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios and leverage ratios.  The Company believes it was in compliance with the financial covenants of the TCF Loan as of June 30, 2010.

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
June 30, 2010

On January 6, 2010, the Company entered into a secured borrowing base revolving credit facility (the “JPMorgan Credit Facility”) with JPMorgan Chase Bank, N.A., JPMorgan Securities Inc. and other lending institutions providing up to $100.0 million until the maturity date of January 6, 2013.  Provided the Company is in compliance with the terms of the JPMorgan Credit Facility and sufficient commitments can be arranged by JPMorgan Chase Bank, N.A., the Company may increase the amount of the JPMorgan Credit Facility to a maximum of $200.0 million. The Company can elect to pay a variable interest rate equal to one, two or three month LIBOR plus 350 basis points or the prime rate plus 100 basis points, each with a minimum interest rate of 4.50% per year. The Company has the right to prepay the outstanding amounts of the JPMorgan Credit Facility, in whole or in part, without premium or penalty provided that prior notice and the payment of accrued interest on the amount prepaid together with an administration fee are received by JPMorgan Chase Bank. The JPMorgan Credit Facility is recourse to the Company and CCPT III OP, and the Company fully guarantees the obligations of CCPT III OP. The JPMorgan Credit Facility also includes usual and customary events of default and remedies for facilities of this nature. As of June 30, 2010, the borrowing base under the JPMorgan Credit Facility was $71.5 million based on the underlying collateral pool of 24 single-tenant commercial properties that the Company owns. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities securing the JPMorgan Credit Facility, was $145.5 million as of June 30, 2010. As of June 30, 2010, no amounts had been drawn or repaid under the JPMorgan Credit Facility.  The JPMorgan Credit Facility contains customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios and leverage ratios.  The Company believes it was in compliance with the financial covenants of the JPMorgan Credit Facility as of June 30, 2010.

On July 30, 2010, the Company entered into a mortgage loan agreement in the principal amount of $156.0 million with Wells Fargo Bank, N.A.  In conjunction with this commitment, the Company executed a swap agreement, which had the effect of fixing the variable interest rate to a fixed rate of 3.99% per annum.  As of June 30, 2010, $5.3 million in deposits related to these loan and swap agreements were included in mortgage loan deposits, derivative and other assets on the condensed consolidated unaudited financial statements.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims.  There are no material legal proceedings pending, or known to be contemplated, against the Company.

Purchase Commitments

In connection with the Consolidated Joint Venture arrangement, the Company will be obligated to purchase a property from the Consolidated Joint Venture for an expected purchase price of $6.8 million, upon completion of the building of a single tenant retail store on such property and subject to certain criteria being met.

In addition, on April 30, 2010, CCPT III OP entered into an agreement of purchase and sale with City Center Bellevue Development LLC, which is not affiliated with the Company, its advisor or affiliates, to purchase 100% of the interest in an office building for an expected purchase price of $310.0 million, exclusive of closing costs.  On July 9, 2010, a wholly-owned subsidiary of CCPT III OP purchased the property for $310.0 million, exclusive of closing costs.

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

NOTE 9 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

The Company has incurred, and will continue to incur, commissions, fees and expenses payable to its advisor and certain affiliates of the Company in connection with the Offering, and has incurred, and will continue to incur, commissions, fees and expenses in connection with the acquisition, management and sale of the assets of the Company.

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
June 30, 2010

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Offering:
Selling commissions	$29,668	$15,618	$52,491	$24,541
Selling commissions reallowed by Cole Capital	$29,668	$15,618	$52,491	$24,541
Dealer manager fee	$8,591	$4,507	$15,276	$7,055
Dealer manager fee reallowed by Cole Capital	$4,223	$2,176	$7,551	$3,425
Other organization and offering expenses	$3,675	$3,382	$6,917	$5,312

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

The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its affiliated property manager, fees for the management and leasing of the Company’s properties.  Property management fees are up to 2.0% of gross revenue for single-tenant properties and 4.0% of gross revenue for multi-tenant properties and leasing commissions will be at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location.  Cole Realty Advisors may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement.  The Company reimburses Cole Realty Advisors’ costs of managing and leasing the properties.  The Company will not reimburse Cole Realty Advisors for personnel costs in connection with services for which Cole Realty Advisors receives real estate commissions.

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
June 30, 2010

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

If CR III Advisors, or its affiliates, provides substantial services, as determined by the independent directors, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay CR III Advisors or its affiliates a financing coordination fee equal to 1% of the amount available and/or outstanding under such financing; provided however, that CR III Advisors or its affiliates shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which CR III Advisors or its affiliates received such a fee.  Financing coordination fees payable from loan proceeds from permanent financing will be paid to CR III Advisors or its affiliates as the Company acquires such permanent financing.  With respect to any revolving line of credit, no financing coordination fees will be paid on loan proceeds from any line of credit unless all net offering proceeds received as of the date proceeds from the line of credit are drawn for the purpose of acquiring properties have been invested.  In addition, with respect to any revolving line of credit, CR III Advisors or its affiliates will receive financing coordination fees only in connection with amounts being drawn for the first time and not upon any re-drawing of amounts that had been repaid by the Company.

The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR III Advisors and its affiliates related to the services described above during the periods indicated (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Acquisitions and Operations:
Acquisition fees and expenses	$10,535	$3,264	$16,011	$5,059
Asset management fees and expenses	$1,473	$164	$2,562	$217
Property management and leasing fees and expenses	$749	$44	$1,305	$65
Operating expenses	$328	$—	$864	$—
Financing coordination fees	$2,181	$299	$2,524	$299

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

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
June 30, 2010

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

During the three and six months ended June 30, 2010, and 2009, no commissions or fees were incurred for services provided by CR III Advisors and its affiliates related to the services described above.

Other

As of June 30, 2010 and December 31, 2009, $729,000 and $743,000, respectively, had been incurred primarily for other organization and offering, operating and acquisition expenses, by CR III Advisors and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited financial statements.

Transactions

During the six months ended June 30, 2010, the Company did not acquire any properties from or enter into any loan agreements with affiliates of the Company’s advisor.  During the six months ended June 30, 2009, the Company acquired a 100% interest in six commercial properties from affiliates of the Company’s advisor for an aggregate purchase price of $46.2 million.  A majority of the Company’s board of directors, including all of the Company’s independent directors not otherwise interested in the transactions, approved the acquisitions as being fair and reasonable to the Company, and determined that the cost to the Company was not in excess of the current appraised value of the properties or the cost of the properties to the affiliates.

In connection with the real estate assets acquired from affiliates of the Company’s advisor during the six months ended June 30, 2009, the Company entered into eight loans totaling $41.6 million, all of which were variable rate debt with interest rates equal to the 3-month LIBOR plus 250 basis points and were secured by the membership interest held by CCPT III OP in certain wholly-owned subsidiaries on which the debt was placed.  Of the $41.6 million, $13.9 million was borrowed from Series B, LLC, $15.7 million was borrowed from Series C, LLC, and $12.0 million was borrowed from Series D, LLC, each of which is an affiliate of the Company’s advisor.  The loans from Series C, LLC and Series D, LLC contained a revolving line of credit feature that allows the Company to borrow up to $15.7 million and $12.0 million, respectively and each loan matured in January 2010.  The loan from Series B, LLC matured on March 31, 2009.  The Company’s board of directors, including all of the independent directors not otherwise interested in the transactions, approved the loans as fair, competitive and commercially reasonable, and determined that their terms were no less favorable to the Company than loans between unaffiliated third parties under similar circumstances.  The loans were repaid in full during the six months ended June 30, 2009, with gross offering proceeds.  The Company paid $184,000 during the six months ended June 30, 2009 of interest and no financing coordination fee was paid to CR III Advisors related to the aforementioned loans from affiliated entities.

NOTE 10 — ECONOMIC DEPENDENCY

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

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
June 30, 2010

NOTE 11 — NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 12 — SUBSEQUENT EVENTS

Status of the Offering

As of August 12, 2010, the Company had received $1.9 billion in gross offering proceeds through the issuance of 195.1 million shares of its common stock in the Offering (including shares sold pursuant to the DRIP).  As of August 12, 2010, 39.4 million shares remained available for sale to the public for an aggregate offering price of $394.3 million in the Offering, exclusive of shares available under the DRIP.

Subsequent to June 30, 2010, the Company redeemed 294,000 shares for $2.8 million.

Real Estate Acquisitions

Subsequent to June 30, 2010, the Company acquired a 100% interest in 13 commercial real estate properties for an aggregate purchase price of $403.1 million.  The acquisitions were funded with net proceeds of the Offering. Acquisition related expenses totaling $9.2 million were expensed as incurred.

Notes Payable

Subsequent to June 30, 2010, the Company incurred variable rate debt totaling $171.0 million and executed swap agreements which had the effect of fixing the variable interest rates to fixed rates, ranging from 3.99% to 4.31% per annum, through the maturity dates, ranging from August 5, 2015 to July 15, 2017. The loans are secured by two commercial properties that the Company owns through its subsidiaries with an aggregate purchase price of $340.5 million. As of August 12, 2010, no amounts had been drawn or repaid under the TCF Loan or JPMorgan Credit Facility.

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

Overview

We were formed on January 22, 2008 to acquire and operate a diverse portfolio of commercial real estate investments primarily consisting of retail and other income producing commercial properties located throughout the United States, including U.S. protectorates.  We commenced our principal operations on January 6, 2009, when we issued the initial 262,059 shares of common stock in the Offering.  Prior to such date, we were considered a development stage company.  We acquired our first real estate property on January 6, 2009.  We have no paid employees and are externally advised and managed by CR III Advisors, our affiliate.  We intend to qualify as a real estate investment trust (“REIT”) for federal income tax purposes commencing with the taxable year ended December 31, 2009.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness.  Rental and other property income accounted for 91% and 99% of total revenue during the three months ended June 30, 2010 and 2009, respectively, and 93% and 99% of total revenue during the six months ended June 30, 2010 and 2009, respectively. As 99.9% of our rentable square feet was under lease as of June 30, 2010, with an average remaining lease term of 16.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends.  If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.  As of June 30, 2010, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 25%.  As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties.  We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions.  We expect to manage our interest rate risk by monitoring the interest rate environment in connection with future property acquisitions or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges.  If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions or refinancing, our results of operations may be adversely affected.

Recent Market Conditions

There have been positive signs of economic recovery; however, the current mortgage lending and interest rate environment for real estate in general continues to be disrupted.  Domestic and international financial markets have experienced significant disruptions, which were brought about in large part by challenges in the world-wide banking system.  These disruptions severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit.  Although credit conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity.  Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable.  We have managed, and expect to continue to manage, the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowing on our existing TCF Loan or JPMorgan Credit Facility, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing.  We have acquired, and expect to continue to acquire, our properties for cash without financing.  If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations.  We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.

The current economic environment has lead to high unemployment rates and a decline in consumer spending.  These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates, and declining property values.  As of June 30, 2010, 99.9% of our rentable square feet was under lease. However, if the current economic uncertainty persists, we may experience vacancies or be required to reduce rents on occupied space.  If we do experience vacancies, our advisor will actively seek to lease our vacant space; however, as retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property has increased.

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments.  The following table shows the property statistics of our real estate assets as of June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
Number of commercial properties (1)	266	57
Approximate rentable square feet (2)	9.1 million	2.1 million
Percentage of rentable square feet leased	99.9%	100%

(1)	Excludes properties owned through joint venture arrangements.

(2)	Including square feet of the buildings on land that is subject to ground leases.

The following table summarizes our real estate investment activity during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Commercial properties acquired (1)	76	48	133	57
Approximate purchase price of acquired properties	$397.0 million	$163.2 million	$656.9 million	$253.0 million
Approximate rentable square feet (2)	2.8 million	1.3 million	4.2 million	2.1 million

(1)	Excludes properties owned through joint venture arrangements.

(2)	Including square feet of the buildings on land that is subject to ground leases.

As shown in the tables above, we owned 266 commercial properties as of June 30, 2010, compared to 57 commercial properties as of June 30, 2009.  In addition, we acquired two mortgage notes receivable and, through two joint venture arrangements, acquired interests in six properties located in New York comprising 691,000 gross rentable square feet of commercial space (the “Unconsolidated Joint Venture”) and a land parcel under development located in Wisconsin comprising 213,000 square feet of land (the “Consolidated Joint Venture”) during the three and six months ended June 30, 2010.  Accordingly, our results of operations for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, reflect significant increases in most categories.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenue.  Revenue increased $23.3 million to $26.0 million for the three months ended June 30, 2010, compared to $2.7 million for the three months ended June 30, 2009.  Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 91% and 99% of total revenues during the three months ended June 30, 2010 and 2009, respectively.

Rental and other property income increased $21.0 million to $23.7 million for the three months ended June 30, 2010, compared to $2.7 million for the three months ended June 30, 2009.  The increase was primarily due to the acquisition of 209 new rental income producing properties subsequent to June 30, 2009. We also pay certain operating expenses subject to reimbursement by the tenant, which resulted in $1.3 million of tenant reimbursement income during the three months ended June 30, 2010, compared to $1,000 during the three months ended June 30, 2009. In addition, we recorded interest income on mortgage notes receivable of $900,000 during the three months ended June 30, 2010. During the three months ended June 30, 2009, we did not own any mortgage notes receivable.

General and Administrative Expenses.  General and administrative expenses increased $832,000 to $1.1 million for the three months ended June 30, 2010, compared to $313,000 for the three months ended June 30, 2009.  The increase was primarily due to the acquisition of 209 new rental income producing properties subsequent to June 30, 2009. In addition, we recorded operating expenses incurred by our advisor in providing administrative services to us, which are reimbursable to our advisor pursuant to the advisory agreement, of $328,000 during the three months ended June 30, 2010.  No expenses for such services were reimbursed, or required to be reimbursed during the three months ended June 30, 2009.  The primary general and administrative expense items were operating expenses reimbursable to our advisor, unused line of credit fees, organization fees and taxes and escrow and trustee fees.

Property Operating Expenses.  Property operating expenses increased to $1.4 million for the three months ended June 30, 2010, compared to $12,000 for the three months ended June 30, 2009.  The increase was primarily due to an increase in property taxes, repairs and maintenance and insurance, due to an increase in the number of properties for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements.  The primary property operating expense items are property taxes, repairs and maintenance, and insurance.

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

Property and asset management expenses increased $2.0 million to $2.2 million for the three months ended June 30, 2010, compared to $208,000 for the three months ended June 30, 2009.  Property and asset management expenses are primarily related to the rental income generated by and value of our real estate and related assets.  Property management expenses increased $726,000 to $770,000 for the three months ended June 30, 2010 from $44,000 for the three months ended June 30, 2009.  The increase in property management fees was primarily due to an increase in rental and other property income to $23.7 million for the three months ended June 30, 2010, from $2.7 million for the three months ended June 30, 2009, due to revenues from the properties acquired subsequent to June 30, 2009.

   Asset management expenses increased $1.3 million to $1.5 million for the three months ended June 30, 2010, from $164,000 for the three months ended June 30, 2009.  The increase in asset management fees was primarily due to an increase in the average gross aggregate book value of properties to $1.2 billion for the three months ended June 30, 2010 from $175.9 million for the three months ended June 30, 2009.

 In addition, during the three months ended June 30, 2010, we recorded $341,000 related to reimbursement of expenses incurred by our advisor in performing property and asset management services. No such expenses were reimbursed, or required to be reimbursed during the three months ended June 30, 2009.

Acquisition Related Expenses.  Acquisition related expenses increased $6.8 million to $11.1 million for the three months ended June 30, 2010, compared to $4.3 million for the three months ended June 30, 2009. The increase is due to the recording of acquisition related expenses, as we purchased 76 commercial properties during the three months ended June 30, 2010, compared to 48 commercial properties during the three months ended June 30, 2009. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We may also be required to reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan. During the three months ended June 30, 2010, we recorded $514,000 in acquisition expenses incurred by our advisor in connection with the acquisition of 76 commercial properties, for an aggregate purchase price of $397.0 million. No expenses for such services were reimbursed, or required to be reimbursed during the three months ended June 30, 2009.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $6.4 million to $7.0 million for the three months ended June 30, 2010, compared to $605,000 for the three months ended June 30, 2009.  The increase was primarily due to an increase in the average gross aggregate book value of properties to $1.2 billion for the three months ended June 30, 2010 from $175.9 million for the three months ended June 30, 2009.

Interest and Other Income.  Interest and other income increased $355,000 to $429,000 for the three months ended June 30, 2010, compared to $74,000 for the three months ended June 30, 2009.   The increase was primarily due to higher average uninvested cash due to an increase in shares sold in the Offering during the three months ended June 30, 2010 to $389.6 million, as compared to $56.0 million during the three months ended June 30, 2009.

Equity in Loss of Unconsolidated Joint Venture. In equity in loss of unconsolidated joint venture, we recorded our share of the Unconsolidated Joint Venture’s net loss of $516,000 for the three months ended June 30, 2010.  This net loss was primarily due to acquisition costs expensed. During the three months ended June 30, 2009, we did not have any interests in joint ventures.

Interest Expense.  Interest expense increased to $4.6 million for the three months ended June 30, 2010, compared to $57,000 during the three months ended June 30, 2009.  The increase was primarily due to an increase in the average aggregate amount of notes payable outstanding to $261.6 million during the three months ended June 30, 2010 from $14.9 million for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenue.  Revenue increased $40.7 million to $44.2 million for the six months ended June 30, 2010, compared to $3.5 million for the six months ended June 30, 2009.  Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 93% and 99% of total revenues during the six months ended June 30, 2010 and 2009, respectively.

Rental and other property income increased $37.4 million to $40.9 million for the six months ended June 30, 2010, compared to $3.5 million for the six months ended June 30, 2009.  The increase was primarily due to the acquisition of 209 new rental income producing properties subsequent to June 30, 2009. We also pay certain operating expenses subject to reimbursement by the tenant, which resulted in $2.4 million of tenant reimbursement income during the six months ended June 30, 2010, compared to $3,000 during the six months ended June 30, 2009. In addition, we recorded interest income on mortgage notes receivable of $900,000 during the six months ended June 30, 2010. During the six months ended June 30, 2009, we did not own any mortgage notes receivable.

General and Administrative Expenses.  General and administrative expenses increased $2.2 million to $2.7 million for the six months ended June 30, 2010, compared to $468,000 for the six months ended June 30, 2009.  The increase was primarily due to the acquisition of 209 new rental income producing properties subsequent to June 30, 2009. In addition, we recorded operating expenses incurred by our advisor in providing administrative services to us, which are reimbursable to our advisor pursuant to the advisory agreement, of $864,000 during the six months ended June 30, 2010.  No expenses for such services were reimbursed, or required to be reimbursed during the six months ended June 30, 2009.  The primary general and administrative expense items were operating expenses reimbursable to our advisor, unused line of credit fees, accounting and legal fees, organization fees and taxes and escrow and trustee fees.

Property Operating Expenses.  Property operating expenses increased to $2.5 million for the six months ended June 30, 2010, compared to $20,000 for the six months ended June 30, 2009.  The increase was primarily due to an increase in property taxes, repairs and maintenance and insurance, due to an increase in the number of properties for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements.  The primary property operating expense items are property taxes, repairs and maintenance, and insurance.

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

Property and asset management expenses increased $3.6 million to $3.9 million for the six months ended June 30, 2010, compared to $282,000 for the six months ended June 30, 2009.  Property and asset management expenses are primarily related to the rental income generated by and value of the real estate and related assets owned by us. Property management expenses increased $1.3 million to $1.4 million for the six months ended June 30, 2010 from $65,000 for the six months ended June 30, 2009.  The increase in property management fees was primarily due to an increase in rental and other property income to $40.9 million for the six months ended June 30, 2010, from $3.5 million for the six months ended June 30, 2009, due to revenues from the properties acquired subsequent to June 30, 2009.

Asset management expenses increased $2.3 million to $2.6 million for the six months ended June 30, 2010, from $217,000 for the six months ended June 30, 2009.  The increase in asset management fees was primarily due to an increase in the average gross aggregate book value of properties to $1.1 billion for the six months ended June 30, 2010 from $129.0 million for the six months ended June 30, 2009.

 In addition, during the six months ended June 30, 2010, we recorded $672,000 related to reimbursement of expenses incurred by our advisor in performing property and asset management services. No such expenses were reimbursed, or required to be reimbursed during the six months ended June 30, 2009.

Acquisition Related Expenses.  Acquisition related expenses increased $11.3 million to $17.9 million for the six months ended June 30, 2010, compared to $6.6 million for the six months ended June 30, 2009. The increase is due to the recording of acquisition related expenses, as we purchased 133 commercial properties during the six months ended June 30, 2010, compared to 57 commercial properties during the six months ended June 30, 2009. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We may also be required to reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan. During the six months ended June 30, 2010, we recorded $946,000 in acquisition expenses incurred by our advisor in connection with the acquisition of 133 commercial properties, for an aggregate purchase price of $656.9 million. No expenses for such services were reimbursed, or required to be reimbursed during the six months ended June 30, 2009.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $11.0 million to $11.9 million for the six months ended June 30, 2010, compared to $864,000 for the six months ended June 30, 2009.  The increase was primarily due to an increase in the average gross aggregate book value of properties to $1.1 billion for the six months ended June 30, 2010 from $129.0 million for the six months ended June 30, 2009.

Interest and Other Income.  Interest and other income increased $675,000 to $769,000 for the six months ended June 30, 2010, compared to $94,000 for the six months ended June 30, 2009.  The increase was primarily due to higher average uninvested cash due to an increase in shares sold in the Offering during the six months ended June 30, 2010 to $354.4 million, as compared to $44.0 million during the six months ended June 30, 2009.

Equity in Loss of Unconsolidated Joint Venture. In equity in loss of unconsolidated joint venture, we recorded our share of the Unconsolidated Joint Venture’s net loss of $516,000 for the six months ended June 30, 2010.  This net loss was primarily due to acquisition costs expensed. During the six months ended June 30, 2009, we did not have any interests in joint ventures.

Interest Expense.  Interest expense increased $7.1 million to $7.3 million for the six months ended June 30, 2010, compared to $241,000 during the six months ended June 30, 2009.  The increase was primarily due to an increase in the average aggregate amount of notes payable outstanding to $244.5 million during the six months ended June 30, 2010 from $14.9 million for the six months ended June 30, 2009.

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

Our calculation of MFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the periods as indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(1,603)	$(2,753)	$(1,767)	$(4,932)
Depreciation of real estate assets	4,371	295	7,281	460
Amortization of lease related costs	2,653	310	4,592	404
Depreciation and amortization of real estate assets in unconsolidated joint venture	28	—	28	—
Acquisition related expenses	11,083	4,290	17,929	6,635
Acquisition related expenses in unconsolidated joint venture	738	—	738	—
MFFO	$17,270	$2,142	$28,801	$2,567

Set forth below is additional information that may be helpful in assessing our operating results:

•
In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $1.7 million and $2.8 million for the three and six months ended June 30, 2010, respectively, and $177,000 and $181,000 for the three and six months ended June 30, 2009, respectively. In addition, related to the Unconsolidated Joint Venture, straight-line revenue of $1,000 for each of the three and six months ended June 30, 2010, is included in equity in loss of unconsolidated joint venture.  During the three and six months ended June 30, 2009, we did not have any interests in joint ventures.

•
Amortization of deferred financing costs totaled $555,000 and $911,000 for the three and six months ended June 30, 2010, respectively and $7,000 for each of the three and six months ended June 30, 2009. In addition, amortization of deferred financing costs of $2,000 for each of the three and six months ended June 30, 2010 is included in equity in loss of unconsolidated joint venture.  During the three and six months ended June 30, 2009, we did not have any interests in joint ventures.

Distributions and Share Redemptions

During the six months ended June 30, 2010, we paid aggregate distributions of $41.7 million, including $17.4 million of distributions paid in cash and $24.3 million of distributions reinvested through our DRIP.  MFFO was $28.8 million and adjusted cash flows from operations, which consists of cash flows from operations adjusted to add back real estate acquisition related expenses, was $31.1 million, during the six months ended June 30, 2010.  Our aggregate distributions, which included cash distributions and distributions reinvested in our common stock, were funded by adjusted cash flows from operations of $31.1 million and proceeds from notes payable of $10.6 million.  During the six months ended June 30, 2010, adjusted cash flows from operations consisted of cash flows from operations of $13.2 million, adjusted to add back $17.9 million of real estate acquisition related expenses incurred during the period and expensed.

During the six months ended June 30, 2009, we paid aggregate distributions of $3.0 million, including $1.3 million of distributions paid in cash and $1.7 million of distributions reinvested through our DRIP. MFFO was $2.6 million and adjusted cash flows from operations was $3.4 million, during the six months ended June 30, 2009.  Our aggregate distributions, which included cash distributions and distributions reinvested in our common stock, were funded by adjusted cash flows from operations of $3.4 million. During the six months ended June 30, 2009, adjusted cash flows from operations consisted of cash flows used in operations of $3.2 million adjusted to add back $6.6 million of real estate acquisition related expenses incurred during the period and expensed.

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

On June 21, 2010, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001918007 per share (which equates to 7.00% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the periods commencing on July 1, 2010 and ending on September 30, 2010.

Our share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program.  In particular, during the trailing twelve-month period prior to the redemption date, we will not redeem in excess of 5% of the weighted average number of shares outstanding.  In addition, the cash available for redemption is limited to the proceeds from the sale of shares pursuant to our DRIP.  See our Annual Report on Form 10-K for the year ended December 31, 2009.  During the six months ended June 30, 2010, we received valid redemption requests relating to 474,000 shares, which we redeemed in full for $4.6 million.  A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to our initial public offering. We have funded and intend to continue funding share redemptions with proceeds from our distribution reinvestment plan. Subsequent to June 30, 2010, we redeemed 294,000 shares for $2.8 million.

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions to stockholders and principal and interest on any future outstanding indebtedness.  Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations and our current investments.  The sources of our operating cash flows are primarily driven by the rental income received from leased properties and interest earned on our cash balances.  We expect to continue to raise capital through our ongoing Offering and our proposed follow-on offering of common stock and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions.  As of June 30, 2010, we had raised $1.7 billion in the Offering, net of redemptions and inclusive of amounts raised under our DRIP.

As of June 30, 2010, we had cash and cash equivalents of $430.1 million.  Additionally, as of June 30, 2010, we had unencumbered properties with a gross book value of $542.0 million that may be used as collateral to secure additional financing in future periods.

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest and principal on current and any future indebtedness.  We expect to meet our short-term liquidity requirements through cash provided by property operations and proceeds from the Offering.  Operating cash flows are expected to increase as additional properties are added to our portfolio.  The offering and organization costs associated with the Offering are initially paid by CR III Advisors, which will be reimbursed for such costs up to 1.5% of the gross capital raised by us in the Offering.  As of June 30, 2010, our advisor or its affiliates has paid, and we have reimbursed, $20.3 million of offering and organization costs.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any future indebtedness.  Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of our Offering and from debt financings.  We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds of our Offering, cash advanced to us by our advisor, borrowing on our TCF Loan, borrowing on our JPMorgan Credit Facility and/or future borrowings on our unencumbered assets. During the six months ended June 30, 2010, we funded distributions to our stockholders with adjusted cash flows from operations and debt financings.  The TCF Loan, JPMorgan Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios, and leverage ratios. These covenants may limit our ability to incur additional debt and make borrowings on our TCF Loan or JPMorgan Credit Facility.

As of June 30, 2010, we had received and accepted subscriptions for 177.4 million shares of common stock in our Offering for gross proceeds of $1.7 billion.  As of June 30, 2010, we had redeemed a total of 499,000 shares of common stock for a cost of $4.9 million.

As of June 30, 2010, the Company had $359.6 million mortgage notes payable outstanding, with fixed interest rates, which includes $37.2 million of variable rate debt swapped to fixed rates, ranging from 5.29% to 6.58% per annum and a weighted average interest rate of 5.78%.  The mortgage notes payable mature on various dates from August 2012 through July 2020. See Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for terms of the lines of credit. Additionally, the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, as of June 30, 2010, was 25% and the weighted average years to maturity was 7.5 years.

Our contractual obligations as of June 30, 2010, were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal payments – fixed rate debt (3)	$360,575	$1,580	$53,705	$74,948	$230,342
Interest payments – fixed rate debt	155,780	20,970	57,819	30,643	46,348
Total	$516,355	$22,550	$111,524	$105,591	$276,690

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of June 30, 2010, we had $37.2 million of variable rate debt fixed through the use of interest rate swaps. We used the fixed rates under the swap agreement to calculate the debt payment obligations in future periods. As of June 30, 2010, we did not have any variable rate debt outstanding for which the interest rate had not been fixed through the use of interest rate swaps.

(3)
Principal payment amounts reflect actual payments based on face amount of notes payable secured by our wholly-owned properties.  As of June 30, 2010, the fair value adjustment, net of amortization, of mortgage notes assumed was $4.9 million.  The construction loan facility of $38,000 associated with the Consolidated Joint Venture is non-recourse to the Company.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 75% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.

Cash Flow Analysis

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Operating Activities.  During the six months ended June 30, 2010, net cash provided by operating activities was $13.2 million, compared to net cash used by operating activities of $3.2 million for the six months ended June 30, 2009, resulting in a change of $16.4 million. The change was primarily due to a decrease in net loss of $3.0 million, an increase in depreciation and amortization expenses totaling $11.1 million, an increase in amortization of discount on mortgage notes receivable totaling $904,000, an increase in the change in deferred rent and other liabilities of $2.8 million and an increase in the change in accounts payable and accrued expenses of $1.8 million, partially offset by a decrease in the change in rents and tenant receivables of $3.7 million for the six months ended June 30, 2010.  See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities.  Net cash used in investing activities increased $490.7 million to $742.9 million for the six months ended June 30, 2010 compared to $252.2 million for the six months ended June 30, 2009.  The increase was primarily due to the acquisition of 133 properties during the six months ended June 30, 2010, compared to the acquisition of 57 properties during the six months ended June 30, 2009.

Financing Activities.  Net cash provided by financing activities increased $538.0 million to $881.1 million for the six months ended June 30, 2010, compared to $343.1 million for the six months ended June 30, 2009.  The change was primarily due to an increase in net proceeds from the issuance of common stock of $413.2 million and an increase in the proceeds from mortgage notes payable of $195.9 million, partially offset by an increase in offering costs of $37.7 million and an increase in distributions paid to investors of $16.1 million.

Election as a REIT

We intend to qualify as a REIT commencing with the taxable year ended December 31, 2009.  To qualify as a REIT, we must meet, and continue to meet, certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping.   Accordingly, to the extent we meet the REIT qualifications, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed with regard to the dividends paid deduction excluding net capital gains).

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

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations.  There are provisions in many of our tenant leases that help protect us from, and mitigate the risk of, the impact of inflation.  These provisions may include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds.  In addition, most of our leases require the tenant to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, which also helps protect us from the impact of inflation.  However, due to the long-term nature of the leases, the leases may not reset frequently enough to adequately offset the effects of inflation.

Critical Accounting Policies and Estimates

      Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.  We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate and Related Assets;
•	Allocation of Purchase Price of Real Estate and Related Assets;
•	Revenue Recognition;
•	Investment in Unconsolidated Joint Venture;
•	Investment in Mortgage Notes Receivable;
•	Income Taxes; and
•	Derivative Instruments and Hedging Activities.

      A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2009. Investment in Mortgage Notes Receivable and Investment in Unconsolidated Joint Venture were not considered critical accounting policies at December 31, 2009 because such transactions had not occurred at that time. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2009, and related notes thereto.

Investment in Unconsolidated Joint Venture

Investment in unconsolidated joint venture as of June 30, 2010, consists of the Company’s interest in Unconsolidated Joint Venture.  Consolidation of this investment is not required as the entity does not qualify as a variable interest entity and does not meet the control requirements for consolidation, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). Both the Company and the Unconsolidated Joint Venture partner must approve significant decisions about the Unconsolidated Joint Venture’s activities.  As of June 30, 2010, the Unconsolidated Joint Venture held total assets of $44.7 million and a non-recourse mortgage note payable of $26.0 million.

The Company accounts for the Unconsolidated Joint Venture using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”).  The equity method of accounting requires this investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions.  The Company evaluates the carrying amount of this investment for impairment in accordance with ASC 323.  The Unconsolidated Joint Venture is reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. No impairment losses were recorded related to the Unconsolidated Joint Venture for the three and six months ended June 30, 2010.  During the three and six months ended June 30, 2009, the Company did not have any interests in joint ventures.

Investment in Mortgage Notes Receivable

Mortgage notes receivable consist of loans acquired by the Company, which are secured by real estate properties. Mortgage notes receivable are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs or fees. The related discounts or premiums are amortized or accreted over the life of the related mortgage receivable. The Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them as an adjustment of yield over the term of the related mortgage receivable. The related accretion of discounts and/or amortization of premiums and origination costs are recorded in interest income on mortgage notes receivable. The Company evaluates the collectability of both interest and principal on each mortgage note receivable to determine whether it is collectible. A mortgage note receivable is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a mortgage note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the mortgage note receivable’s effective interest rate or to the value of the underlying collateral if the mortgage note receivable is collateralized. Interest income on performing mortgage notes receivable is accrued as earned. Interest income on impaired mortgage notes receivable is recognized on a cash basis.  No impairment losses or allowances were recorded related to mortgage notes receivable for the three and six months ended June 30, 2010.  During the three and six months ended June 30, 2009, the Company did not own any mortgage notes receivable.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 8 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with CR III Advisors and its affiliates, whereby we have paid and expect to continue to pay certain fees to, or reimburse certain expenses of, CR III Advisors or its affiliates such as acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs.  See Note 9 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to June 30, 2010 through the date of this Quarterly Report on Form 10-Q.  Refer to Note 12 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation.  Such events include:

•	Status of the Offering;
•	Real estate acquisitions; and
•	Mortgage notes payable incurred.

New Accounting Pronouncements

Refer to Note 11 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation of applicable new accounting pronouncements.

Off Balance Sheet Arrangements

As of June 30, 2010 and December 31, 2009, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2010, we had $359.6 million of fixed rate debt outstanding, which includes $37.2 million of variable rate mortgage notes for which the interest rate was fixed through the maturity date through the use of interest rate swaps and the Consolidated Joint Venture construction loan facility of $38,000.  As of June 30, 2010, we did not have any variable rate debt outstanding for which the interest rate had not been fixed through the use of interest rate swaps and therefore are not directly exposed to interest rate changes.  In the future we may obtain variable rate debt financing to fund certain property acquisitions, and may be exposed to interest rate changes.  Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates.  We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument.  We will not enter into derivative or interest rate transactions for speculative purposes.  We may also enter into rate lock arrangements to lock interest rates on future borrowings.

As of June 30, 2010, we had 16 interest rate swap agreements outstanding, which mature on various dates from August 2012 through January 2017, with an aggregate notional amount under the swap agreements of $37.5 million and an aggregate net fair value of ($1.4) million.  The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads.  As of June 30, 2010, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of $8,000.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

No change occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2008, our Registration Statement on Form S-11 (No. 333-149290), covering a public offering of up to 230,000,000 shares of common stock to be offered at a price of $10.00 per share, subject to reduction in certain circumstances, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 20,000,000 shares of common stock available pursuant to our distribution reinvestment plan. On January 6, 2009, we issued the initial 262,059 shares in the Offering.  Prior to such date, the Company was considered a development stage company.

As of June 30, 2010, we had issued 177.4 million shares for gross offering proceeds of $1.7 billion, out of which, we paid $153.6 million in selling commissions and dealer manager fees and $20.3 million in organization and offering costs to CR III Advisors or its affiliates.  With the net offering proceeds, we acquired $1.4 billion in real estate and related assets and an interest in the Unconsolidated Joint Venture of $16.1 million and paid costs of $37.2 million in acquisition related expenses.  As of August 12, 2010, we have sold 195.1 million shares in our Offering for gross offering proceeds of $1.9 billion.

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

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest.  During the three months ended June 30, 2010, we redeemed shares as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2010	9,874	$9.48	9,874	(1)
May 2010	352,558	9.80	352,558	(1)
June 2010	39,168	9.86	39,168	(1)
Total	401,600		401,600	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities

No events occurred during the three months ended June 30, 2010 that would require a response to this item.

Item 4. [Removed and Reserved]

Item 5. Other Information

No events occurred during the three months ended June 30, 2010 that would require a response to this item.

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

D. Kirk McAllaster, Jr.
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Date: August 12, 2010

EXHIBIT INDEX

     The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Third Articles of Amendment and Restatement.  (Incorporated by reference to Exhibit 3.1 to the Company’s pre-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on September 29, 2008).

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on May 7, 2008).
3.3	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 9, 2010).
4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (Incorporated by reference to Appendix B to the prospectus of the Company filed pursuant to Rule 424(b)(3) on April 30, 2010).
4.2
Form of Additional Investment Subscription Agreement for current stockholders (Incorporated by reference to Appendix C to the prospectus of the Company filed pursuant to Rule 424(b)(3) on April 30, 2010).

10.1
Loan Agreement, dated April 1, 2010, by and between the Company and certain of its wholly-owned subsidiaries, collectively as borrower, and The Royal Bank of Scotland PLC as lender. (Incorporated by reference to Exhibit 10.85 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on April 16, 2010).

10.2
Loan Agreement, dated April 1, 2010, by and between Cole Mezzco CCPT III, LLC as Borrower, and RCG LV Debt IV REIT, LP as lender. (Incorporated by reference to Exhibit 10.86 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on April 16, 2010).

10.3
Purchase and Sale Agreement, dated April 30, 2010, by and between City Center Bellevue Development LLC and Cole MT Bellevue WA, LLC (Incorporated by reference to Exhibit 10.76 to the Company’s pre-effective amendment to its Registration Statement on Form S-11 (File No. 333-164884) filed on May 13, 2010).

10.4
Loan Agreement dated May 19, 2010 by and between the Company as borrower and JPMorgan Chase Bank, N.A. as lender (Incorporated by reference to Exhibit 10.88 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed August 2, 2010).

10.5
Loan Agreement, dated June 4, 2010, by and between the Company as borrower and Goldman Sachs Commercial Mortgage Capital, L.P. as lender (Incorporated by reference to Exhibit 10.89 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed August 2, 2010).

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