Form 10-Q
period 2010-09-30
Cole Credit Property Trust III, Inc.
filed 2010-11-12
CIK 1425923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

As of November 11, 2010, there were 231,045,799 shares of common stock, par value $0.01, of Cole Credit Property Trust III, Inc. outstanding.

COLE CREDIT PROPERTY TRUST III, INC.

PART I
FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and for the three and nine months ended September 30, 2010, have been prepared by Cole Credit Property Trust III, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results expected for the full year.  The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.  Such adjustments are of a normal recurring nature.

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

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Investment in real estate assets:
Land	$531,401	$231,686
Buildings and improvements, less accumulated depreciation of $18,123 and $3,178, respectively	1,254,128	361,561
Acquired intangible lease assets, less accumulated amortization of $12,699 and $2,648, respectively	282,268	125,121
Total investment in real estate assets, net	2,067,797	718,368
Investment in mortgage notes receivable, net of accumulated accretion of $397	63,688	—
Total investment in real estate and mortgage assets, net	2,131,485	718,368
Cash and cash equivalents	373,937	278,717
Restricted cash	8,089	1,191
Investment in unconsolidated joint venture	15,326	—
Rents and tenant receivables, less allowance for doubtful accounts of $66 and $0, respectively	16,074	2,918
Derivative assets, property escrow and mortgage loan deposits and other assets	24,777	1,068
Deferred financing costs, less accumulated amortization of $1,929 and $201, respectively	17,139	3,633
Total assets	$2,586,827	$1,005,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$663,858	$129,302
Accounts payable and accrued expenses	9,605	3,094
Escrowed investor proceeds	957	1,121
Due to affiliates	869	743
Acquired below market lease intangibles, less accumulated amortization of $1,936 and $399, respectively	59,333	20,032
Distributions payable	12,020	5,313
Deferred rent, derivative and other liabilities	10,755	2,445
Total liabilities	757,397	162,050
Commitments and contingencies
Redeemable common stock	47,514	12,382
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 215,133,848 and 98,002,392 shares issued and outstanding, respectively	2,151	980
Capital in excess of par value	1,887,078	865,617
Accumulated distributions in excess of earnings	(117,514)	(34,999)
Accumulated other comprehensive income (loss)	10,201	(135)
Total stockholders’ equity	1,781,916	831,463
Total liabilities and stockholders’ equity	$2,586,827	$1,005,895

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Rental and other property income	$38,881	$7,590	$79,814	$11,071
Tenant reimbursement income	2,177	109	4,538	113
Interest income on mortgage notes receivable	1,361	—	2,262	—
Total revenue	42,419	7,699	86,614	11,184

Expenses:
General and administrative expenses	1,546	753	4,202	1,221
Property operating expenses	2,430	188	4,968	208
Property and asset management expenses	3,461	652	7,384	934
Acquisition related expenses	16,203	4,665	34,131	11,299
Depreciation	7,664	1,012	14,945	1,473
Amortization	3,923	708	8,514	1,112
Total operating expenses	35,227	7,978	74,144	16,247
Operating income (loss)	7,192	(279)	12,470	(5,063)

Other income (expense):
Interest and other income	284	143	1,053	237
Equity in income (loss) of unconsolidated joint venture	213	—	(303)	—
Interest expense	(7,697)	(838)	(14,994)	(1,080)
Total other expense	(7,200)	(695)	(14,244)	(843)
Net loss	$(8)	$(974)	$(1,774)	$(5,906)

Weighted average number of common shares outstanding:
Basic and diluted	196,134,561	49,537,023	155,417,335	26,146,998

Net loss per common share:
Basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.23)

Distributions declared per common share	$0.18	$0.17	$0.52	$0.50

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2010	98,002,392	$980	$865,617	$(34,999)	$(135)	$831,463
Issuance of common stock	117,946,078	1,179	1,174,474	—	—	1,175,653
Distributions	—	—	—	(80,741)	—	(80,741)
Commissions on stock sales and related dealer manager fees	—	—	(100,313)	—	—	(100,313)
Other offering costs	—	—	(9,646)	—	—	(9,646)
Redemptions of common stock	(814,622)	(8)	(7,922)	—	—	(7,930)
Redeemable common stock	—	—	(35,132)	—	—	(35,132)
Comprehensive income:
Net loss	—	—	—	(1,774)	—	(1,774)
Net unrealized income on interest rate swaps	—	—	—	—	10,336	10,336
Total comprehensive income						8,562
Balance, September 30, 2010	215,133,848	$2,151	$1,887,078	$(117,514)	$10,201	$1,781,916

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,774)	$(5,906)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	14,945	1,473
Amortization of intangible lease assets and below market lease intangibles, net	8,514	1,016
Amortization of deferred financing costs	1,728	96
Amortization of fair value adjustment on assumed notes	36	—
Net accretion on mortgage notes receivable	(397)	—
Allowance for doubtful accounts	78	—
Distributions from unconcolidated joint venture	497	—
Equity in loss of unconsolidated joint venture	303	—
Changes in assets and liabilities:
Rents and tenant receivables	(13,234)	(1,575)
Prepaid expenses and other assets	(1,434)	(276)
Accounts payable and accrued expenses	6,021	1,225
Due to affiliates	163	213
Deferred rent and other liabilities	6,573	1,112
Net cash provided by (used in) operating activities	22,019	(2,622)
Cash flows from investing activities:
Change in restricted cash	(6,898)	1,349
Payment of property escrow deposits	(40,153)	—
Refund of property escrow deposits	30,150	—
Investment in real estate and related assets	(1,328,222)	(425,502)
Investment in mortgage notes receivable	(63,291)	—
Investment in unconsolidated joint venture	(16,126)	—
Net cash used in investing activities	(1,424,540)	(424,153)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,132,591	638,580
Offering costs on issuance of common stock	(109,996)	(66,466)
Redemptions of common stock	(7,930)	(194)
Distributions to investors	(30,972)	(4,154)
Proceeds from notes payable	530,375	79,890
Repayment of notes payable	(730)	—
Proceeds from affiliate notes payable	—	41,581
Repayment of affiliate notes payable	—	(41,581)
Escrowed investor proceeds liability	(164)	(1,405)
Payment of loan deposits	(13,356)	(1,598)
Refund of loan deposits	13,157	1,573
Deferred financing costs paid	(15,234)	(2,118)
Net cash provided by financing activities	1,497,741	644,108
Net increase in cash and cash equivalents	95,220	217,333
Cash and cash equivalents, beginning of period	278,717	172
Cash and cash equivalents, end of period	$373,937	$217,505

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 — ORGANIZATION AND BUSINESS

Cole Credit Property Trust III, Inc. (the “Company”) is a Maryland corporation that was formed on January 22, 2008, which has elected to be taxed, and currently qualifies as a real estate investment trust (“REIT”).  Substantially all of the Company’s business is conducted through Cole REIT III Operating Partnership, LP (“CCPT III OP”), a Delaware limited partnership.  The Company is the sole general partner of, and owns a 99.99% partnership interest in, CCPT III OP.  Cole REIT Advisors III, LLC (“CR III Advisors”), the affiliate advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of CCPT III OP.

As of September 30, 2010, the Company owned 307 properties, comprising 12.4 million rentable square feet of single and multi-tenant retail and commercial space located in 39 states. As of September 30, 2010, the rentable space at these properties was 99.7% leased.  As of September 30, 2010, the Company also owned two mortgage notes receivable secured by two office buildings, each of which is subject to a net lease.  In addition, through two joint venture arrangements, as of September 30, 2010, the Company had interests in six properties located in New York comprising 691,000 gross rentable square feet of commercial space and an interest in a land parcel under development located in Wisconsin comprising 213,000 square feet of land.

Pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, the Company commenced its initial public offering on a “best efforts” basis of up to 230.0 million shares of its common stock at a price of $10.00 per share and up to 20.0 million additional shares pursuant to a distribution reinvestment plan, (the “DRIP”), under which its stockholders may elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the estimated value of a share of the Company’s common stock (the “Initial Offering”).

On January 6, 2009, the Company issued the initial 262,059 shares under the Initial Offering and commenced its principal operations.  Prior to such date, the Company was considered a development stage company. As of September 30, 2010, the Company had issued 216.0 million shares of its common stock in the Initial Offering, including 210.1 million shares sold in the primary offering and 5.9 million shares sold pursuant to the DRIP for gross offering proceeds of $2.2 billion before share redemptions of $8.2 million and offering costs, selling commissions and dealer manager fees of $209.2 million. The Company terminated the Initial Offering on October 1, 2010.  At the completion of the Initial Offering, a total of 217.5 million shares of common stock were sold, including 211.6 million shares sold in the primary offering and 5.9 million shares sold pursuant to the DRIP.  The remaining 32.5 million unsold shares in the Initial Offering were deregistered.

On September 22, 2010, the registration statement for a follow-on offering of 275.0 million shares of the Company’s common stock was declared effective by the Securities and Exchange Commission (the “Follow-on Offering,” and collectively with the Initial Offering, the “Offerings”). Of the shares registered in the Follow-on Offering, the Company is offering up to 250.0 million shares in a primary offering at a price of $10.00 per share and up to 25.0 million shares under the DRIP at a price of $9.50 per share. The Company commenced sales of its common stock pursuant to the Follow-on Offering after the termination of the Initial Offering on October 1, 2010. The Company intends to use substantially all of the net proceeds from the Offerings to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of retail and other income-producing commercial properties located throughout the United States and U.S. protectorates.

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

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
September 30, 2010

The Company evaluates the need to consolidate joint ventures based on standards set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”).   In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of September 30, 2010, the Company consolidated the accounts of an entity that owns $1.7 million of land under development, including related construction costs, and has $340,000 in construction financing, which is non-recourse to the Company (the “Consolidated Joint Venture”).

The accompanying condensed consolidated unaudited financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Consolidated Joint Venture in which the Company has a controlling financial interest.  All intercompany accounts and transactions have been eliminated in consolidation.

Investment in Unconsolidated Joint Venture

Investment in unconsolidated joint venture as of September 30, 2010 consists of the Company’s interest in a joint venture that owns six multi-tenant properties (the “Unconsolidated Joint Venture”).  Consolidation of this investment is not required as the entity does not qualify as a variable interest entity and does not meet the control requirements for consolidation, as defined in ASC 810. Both the Company and the Unconsolidated Joint Venture partner must approve significant decisions about the Unconsolidated Joint Venture’s activities.  As of September 30, 2010, the Unconsolidated Joint Venture held total assets of $45.1 million and a non-recourse mortgage note payable of $25.9 million.

The Company accounts for the Unconsolidated Joint Venture using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”).  The equity method of accounting requires this investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions.  The Company evaluates the carrying amount of this investment for impairment in accordance with ASC 323.  The Unconsolidated Joint Venture is reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in a joint venture for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the Unconsolidated Joint Venture for the three and nine months ended September 30, 2010.  During the three and nine months ended September 30, 2009, the Company did not have any interests in joint ventures.

Allocation of Purchase Price of Real Estate and Related Assets

Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values.  Acquisition related expenses are expensed as incurred.  The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building).  The Company obtains an independent appraisal for each real property acquisition.  The information in the appraisal, along with any additional information available to the Company’s management, is used by its management in estimating the amount of the purchase price that is allocated to land.  Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities.  The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

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
September 30, 2010

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

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables.  The use of alternative estimates would result in a different assessment of the Company’s purchase price allocations, which could impact the amount of its reported net income.

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

Investment in Mortgage Notes Receivable

Mortgage notes receivable consist of loans acquired by the Company, which are secured by real estate properties. Mortgage notes receivable are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs or fees. The related discounts or premiums are accreted or amortized over the life of the related mortgage receivable. The Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them as an adjustment of yield over the term of the related mortgage receivable. The related accretion of discounts and/or amortization of premiums and origination costs are recorded in interest income on mortgage notes receivable. The Company evaluates the collectability of both interest and principal on each mortgage note receivable to determine whether it is collectible. A mortgage note receivable is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a mortgage note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the mortgage note receivable’s effective interest rate or to the value of the underlying collateral if the mortgage note receivable is collateralized. Evaluating mortgage notes receivable for potential impairment can require our management to exercise significant judgments. Interest income on performing mortgage notes receivable is accrued as earned. Interest income on impaired mortgage notes receivable is recognized on a cash basis.  No impairment losses or allowances were recorded related to mortgage notes receivable for the three and nine months ended September 30, 2010.  During the three and nine months ended September 30, 2009, the Company did not own any mortgage notes receivable.

Restricted Cash and Escrows

As of September 30, 2010, the Company had $5.1 million in restricted cash held by lenders in a lockbox account. As part of the debt transactions discussed in Note 7, rents from the encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. No amounts were held by lenders in a lockbox account as of December 31, 2009. Also included in restricted cash was $2.0 million and $52,000 as of September 30, 2010 and December 31, 2009, respectively, held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. In addition, the Company had escrowed investor proceeds for which shares of common stock had not been issued of $1.0 million and $1.1 million in restricted cash as of September 30, 2010 and December 31, 2009, respectively.

Concentration of Credit Risk

As of September 30, 2010, the Company had cash on deposit in eight financial institutions, six of which had deposits in excess of current federally insured levels totaling $372.4 million; however, the Company has not experienced any losses in such accounts.  The Company limits significant cash holdings to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
September 30, 2010

As of September 30, 2010, seven tenants in the office, two tenants in the drugstore, 70 tenants in the specialty retail and 37 tenants in the restaurant industries comprised 17%, 16%, 13% and 11%, respectively, of 2010 gross annualized base rental revenues.  As of September 30, 2010, one tenant in the office industry and one tenant in the drugstore industry accounted for 13% and 11%, respectively, of 2010 gross annualized base rental revenues.  Additionally, the Company has certain geographic concentrations in its property holdings.  In particular, as of September 30, 2010, 71 of the Company’s properties were located in Texas and one of the Company’s properties was located in Washington, accounting for 27% and 13%, respectively, of 2010 gross annualized base rental revenues.

As of September 30, 2009, two tenants  in the drugstore, two tenants in the home improvement, one tenant in the restaurant, one tenant in department store, and three tenants in the specialty retail industries comprised 24%, 14%, 12%, 11%, and 10%, respectively, of 2009 gross annualized base rental revenues.  As of September 30, 2009, 24 of the Company’s properties were located in Texas, four were located in Nevada, nine were located in Virginia and four were located in California, accounting for 18%, 11%, 10% and 10% of 2009 gross annualized base rental revenues.

Redeemable Common Stock

The Company’s share redemption program provides that the Company will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the redemption date (the “Trailing Twelve-month Cap”); however, share redemptions requested upon the death of a stockholder will not be subject to the Trailing Twelve-month Cap. In addition, all redemptions, including those upon death or qualifying disability, are limited to those that can be funded with cumulative net proceeds from the Company’s DRIP. As of September 30, 2010 and December 31, 2009, the Company had issued 5.9 million and 1.3 million shares of common stock under the DRIP, respectively, for cumulative proceeds of $55.7 million and $12.6 million, respectively, which are recorded as redeemable common stock, net of redemptions, in the respective condensed consolidated unaudited balance sheets. As of September 30, 2010 and December 31, 2009, the Company had redeemed 840,000 and 25,000 shares of common stock, respectively, for an aggregate price of $8.2 million and $244,000, respectively.

In connection with the Follow-on Offering, the Company adopted an amended share redemption program which provides that in addition to the caps discussed above, the redemptions are limited quarterly to 1.25% of the weighted average number of shares outstanding during the trailing twelve-month period. In addition, the funding for redemptions each quarter generally will be limited to the net proceeds the Company receives from the sale of shares in the respective quarter under the DRIP.  The amended share redemption program further provides that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the Trailing Twelve-month Cap and quarterly caps, and the Company’s board of directors may waive these quarterly caps in its sole discretion.

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

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
September 30, 2010

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities on a recurring basis:

Cash and cash equivalents, restricted cash, rents and tenant receivables, prepaid expenses and mortgage loan deposits and accounts payable and accrued expenses – The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Mortgage notes receivable – The fair value is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made.  The fair value of these notes was $67.2 million as of September 30, 2010, as compared to the carrying value of $63.7 million. As of December 31, 2009, the Company did not own any mortgage notes receivable.

Notes payable – The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of September 30, 2010 and December 31, 2009.  The fair value of the notes payable was $667.0 million and $128.6 million as of September 30, 2010 and December 31, 2009, respectively, as compared to the carrying value of $663.9 million and $129.3 million as of September 30, 2010 and December 31, 2009, respectively.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$12,213	$—	$12,213	$—
Liabilities:
Interest rate swaps	$2,012	$—	$2,012	$—

	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$140	$—	$140	$—
Liabilities:
Interest rate swaps	$275	$—	$275	$—

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
September 30, 2010

NOTE 4 — REAL ESTATE ACQUISITIONS

2010 Property Acquisitions

During the nine months ended September 30, 2010, the Company acquired a 100% interest in 174 commercial properties for an aggregate purchase price of $1.3 billion (the “2010 Acquisitions”).  The Company financed the 2010 Acquisitions with net proceeds from the Initial Offering and through the issuance of $530.4 million in mortgage notes, each of which is secured by the properties on which the debt was placed, and the assumption of a mortgage loan with a face amount of $5.8 million and a fair value of $4.9 million.  The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed.  The Company allocated $298.4 million to land, $907.1 million to building and improvements, $140.1 million to acquired in-place leases, $40.8 million to acquired below-market leases, and $27.0 million to acquired above-market leases.  The Company expensed $34.1 million of acquisition costs related to the 2010 Acquisitions.

The Company recorded revenue for the three and nine months ended September 30, 2010 of $24.7 million and $35.1 million, respectively, and net losses for the three and nine months ended September 30, 2010 of $5.4 million and $17.4 million, respectively, related to the 2010 Acquisitions.

The following information summarizes selected financial information from the combined results of operations of the Company, as if all of the 2010 Acquisitions were completed on January 1 for each period presented below.

The Company estimated that revenues, on a pro forma basis, for the three and nine months ended September 30, 2010, would have been $91.6 million and $141.0 million, respectively, and net income, on a pro forma basis, for the three and nine months ended September 30, 2010, would have been $52.6 million and $23.6 million, respectively.

The Company estimated that revenues, on a pro forma basis, for the three and nine months ended September 30, 2009, would have been $81.6 million and $100.6 million, respectively, and net income, on a pro forma basis, for the three and nine months ended September 30, 2009, would have been $45.8 million and $2.2 million, respectively.

Pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each period, nor does it purport to represent the results of future operations.

2010 Investments in Joint Ventures

During the nine months ended September 30, 2010, the Company acquired a controlling financial interest in the Consolidated Joint Venture. As of September 30, 2010, the Consolidated Joint Venture had invested $1.7 million in the land, upon which a single tenant retail store will be developed, and related construction costs. Upon completion of the building, the Company will be obligated to purchase the property from the Consolidated Joint Venture subject to certain criteria being met, as discussed in Note 9. The construction will be funded by a construction loan facility of $5.1 million.  As of September 30, 2010, $340,000 had been drawn on the construction loan facility. During the nine months ended September 30, 2009, the Company did not have any interests in joint ventures.

In addition, during the nine months ended September 30, 2010, the Company acquired an 80% interest in the Unconsolidated Joint Venture, which acquired six multi-tenant properties for $42.6 million. The acquisitions were financed with a mortgage note payable of $26.0 million, which is secured by the properties on which the debt was placed.  As of December 31, 2009, the Company did not have any interests in joint ventures.  The table below presents the summarized activity of the Company’s investment in the Unconsolidated Joint Venture for the nine months ended September 30, 2010 (in thousands):

Investment balance, January 1, 2010	$—
Contributions	16,126
Equity in loss	(303)
Distributions	(497)
Investment balance, September 30, 2010	$15,326

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
September 30, 2010

Condensed combined financial information of the Unconsolidated Joint Venture is as follows:

Condensed Consolidated Balance Sheets for the Unconsolidated Joint Venture
(Dollar amounts in thousands)

	September 30, 2010	December 31, 2009
ASSETS
Investment in real estate and related assets, net	$41,810	$—
Cash and cash equivalents	1,834	—
Other assets	1,438	—
Total assets	$45,082	$—
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$25,934	$—
Other liabilities	812	—
Members’ equity	18,336	—
Total liabilities and stockholders’ equity	$45,082	$—

Condensed Consolidated Statements of Operations for the Unconsolidated Joint Venture
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Rental and tenant reimbursement income	$1,805	$—	$2,324	$—
Property operating expenses	(448)	—	(525)	—
Acquisition related expenses and organization fees	(12)	—	(934)	—
Depreciation and amortization	(665)	—	(703)	—
Interest expense	(415)	—	(541)	—
Net income (loss)	$265	$—	$(379)	$—

2009 Property Acquisitions

During the nine months ended September 30, 2009, the Company acquired a 100% interest in 91 commercial properties, for an aggregate purchase price of $425.5 million (the “2009 Acquisitions”). The Company financed the 2009 Acquisitions with net proceeds of the Initial Offering and through the issuance of $121.5 million in mortgage notes, generally secured by certain properties. Six of the commercial properties were acquired from affiliates of the Company’s advisor. A majority of the Company’s board of directors, including all of the Company’s independent directors, not otherwise interested in the transactions with affiliates of the Company’s advisor approved such acquisitions as being fair and reasonable to the Company and determined that the cost to the Company was not in excess of the current appraised value of the properties or the cost of the properties to the affiliates. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The Company allocated the aggregate purchase price as follows: $174.0 million to land, $191.0 million to building and improvements, $64.9 million to acquired in-place leases, $13.2 million to acquired below-market leases, and $8.8 million to acquired above-market leases during the nine months ended September 30, 2009. During the nine months ended September 30, 2009 the Company expensed $11.3 million of acquisition costs related to the 2009 Acquisitions.

The Company recorded revenue for the three and nine months ended September 30, 2009 of $7.7 million and $11.2 million, respectively, and net losses for the three and nine months ended September 30, 2009 of $974,000 and $5.9 million, respectively, related to the 2009 Acquisitions.

The following information summarizes selected financial information from the combined results of operations of the Company, as if all of the 2009 Acquisitions were completed on January 1, 2009.

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
September 30, 2010

The Company estimated that revenues, on a pro forma basis, for the three and nine months ended September 30, 2009, would have been $10.0 million and $29.3 million, respectively, and net income, on a pro forma basis, for the three and nine months ended September 30, 2009 would have been $6.0 million and $3.7 million, respectively.

Pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each period, nor does it purport to represent the results of future operations.

NOTE 5 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE

During the nine months ended September 30, 2010, the Company acquired two mortgage notes receivable, which were secured by two office buildings (collectively, the “Mortgage Notes”).  The Mortgage Notes balance of $63.7 million as of September 30, 2010 consisted of the face amount of the Mortgage Notes of $74.0 million, a $12.0 million discount, $1.3 million of acquisition costs and net accretion of discounts and amortization of acquisition costs of $397,000.  The discount is accreted and acquisition costs are amortized over the terms of each respective Mortgage Note using the effective interest rate method.  The Mortgage Notes have a fixed interest rate of 5.93% per annum and mature on October 1, 2018.  Interest only payments are due each month until September 1, 2011, and interest and principal payments are due each month from October 1, 2011 until October 1, 2018.  As of December 31, 2009, the Company did not own any mortgage notes receivable.

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

							Fair Value of Asset (Liability)
		Balance Sheet Location	Notional Amount	Interest Rate	Effective Date	Maturity Date	September 30, 2010	December 31, 2009

Derivatives designated as hedging instruments
Interest Rate Swaps	(1)	Deferred rent, derivative and other liabilities	$20,000	5.95%	9/8/2009	8/29/2012	$(688)	$(275)
Interest Rate Swap	(2)	Deferred rent, derivative and other liabilities	17,500	5.75%	12/18/2009	1/1/2017	(1,323)	140
Interest Rate Swap		Derivative assets, mortgage loan deposits and other assets	156,000	3.99%	7/30/2010	8/5/2015	7,926	—
Interest Rate Swap		Derivative assets, mortgage loan deposits and other assets	15,000	4.31%	7/30/2010	7/15/2017	382	—
Interest Rate Swap		Derivative assets, mortgage loan deposits and other assets	105,000	4.72%	8/25/2010	9/5/2015	3,904	—

(1)	The Company executed 15 swap agreements with identical terms and with an aggregate notional amount of $20.0 million.

(2)
As of December 31, 2009, the fair value of the interest rate swap agreement was in a financial asset position and was included in the accompanying December 31, 2009 condensed consolidated unaudited balance sheet in derivative assets, mortgage loan deposits and other assets.

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

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
September 30, 2010

The following table summarizes the losses on the Company’s derivative instruments and hedging activities (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps (1)	$11,574	$(293)	$10,336	$(293)

(1)
There were no portions relating to the change in the fair value of the interest rate swap agreements that were considered ineffective during the nine months ended September 30, 2010 and 2009.  No previously effective portion of gains or losses that were recorded in accumulated other comprehensive income (loss) during the term of the hedging relationship was reclassified into earnings during the nine months ended September 30, 2010 and 2009.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment.

In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties.  The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties.  The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty.  As of September 30, 2010 and December 31, 2009, there were no termination events or events of default related to the interest rate swaps.

NOTE 7 —NOTES PAYABLE AND LINES OF CREDIT

During the nine months ended September 30, 2010, the Company entered into mortgage notes payable totaling $530.0 million, with fixed rates, which includes $276.0 million of variable rate debt swapped to fixed rates, ranging from 3.99% to 6.03% per annum through the maturity dates, ranging from April 2015 to October 2020, and assumed a loan for $5.8 million, with a fixed rate of 6.58% and maturity date of February 2019.  The loans are secured by 102 commercial properties that the Company owns through its subsidiaries with an aggregate purchase price of $1.0 billion.

In addition, the Consolidated Joint Venture entered into a construction loan facility that is used to fund the development of a single tenant retail store and is drawn upon as construction costs are incurred.  The aggregate commitment, if fully funded, is $5.1 million. The construction loan facility has a variable interest rate of LIBOR plus 350 basis points, not to be less than 5.00%, and matures on May 17, 2011. The Consolidated Joint Venture’s construction loan facility is recourse to the Company’s joint venture partner and non-recourse to the Consolidated Joint Venture and the Company. As of September 30, 2010, $340,000 had been drawn on the construction loan facility.

As of September 30, 2010, the Company had $663.5 million of mortgage notes payable outstanding, with fixed interest rates, which includes $313.1 million of variable rate debt swapped to fixed rates, ranging from 3.99% to 6.58% per annum with a weighted average interest rate of 5.14%.  The mortgage notes payable mature on various dates from August 2012 through October 2020, with a weighted average remaining term of 6.4 years, assuming the Company accepts the interest rates that one lender may reset on September 1, 2013 and February 1, 2015, respectively, related to two fixed rate mortgage notes payable of $30.0 million and $32.0 million, respectively. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed.  The mortgage notes payable are generally non-recourse to the Company and CCPT III OP, but both are liable for customary non-recourse carve-outs.  The aggregate balance of gross real estate assets, net of gross intangible lease liabilities securing the notes payable, two lines of credit described below, and the Consolidated Joint Venture’s construction loan facility, was $1.5 billion as of September 30, 2010.  The mortgage notes contain customary default provisions and may generally be prepaid subject to meeting certain requirements and payment of a prepayment premium as specified in the respective loan agreement. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (a) the maximum rate permitted by applicable law, or (b) the then-current interest rate plus a percentage specified in the respective loan agreement, which ranges from 3.00% to 6.80%. Certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on leverage ratios and variable rate debt. The Company believes it was in compliance with the covenants of the mortgage notes payable as of September 30, 2010.

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
September 30, 2010

On December 16, 2009, the Company entered into a secured revolving term loan (the “TCF Loan”) with TCF National Bank providing available borrowings of up to $25.0 million until December 16, 2012.  Subsequent to December 16, 2012, the TCF loan converts to an interest-only term loan of $23.0 million, which matures on December 16, 2014. The Company will be required to repay any borrowings greater than $23.0 million on December 16, 2012. The Company can elect to pay a variable interest rate equal to one-month LIBOR plus 350 basis points or the prime rate plus 100 basis points, each with a minimum interest rate of 4.50% per year. The TCF Loan is recourse to the Company and CCPT III OP, and the Company fully guarantees the obligations of CCPT III OP. The TCF Loan also includes usual and customary events of default and remedies for facilities of this nature. As of September 30, 2010, the borrowing base under the TCF Loan was $24.5 million based on the underlying collateral pool of nine single-tenant commercial properties that the Company owns. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities securing the TCF Loan, was $54.1 million as of September 30, 2010. As of September 30, 2010, no amounts had been drawn or repaid under the TCF Loan.  The TCF Loan contains customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios and leverage ratios.  The Company believes it was in compliance with the covenants of the TCF Loan as of September 30, 2010.

On January 6, 2010, the Company entered into a secured borrowing base revolving credit facility (the “JPMorgan Credit Facility”) with JPMorgan Chase Bank, N.A., JPMorgan Securities Inc. and other lending institutions providing up to $100.0 million until the maturity date of January 6, 2013.  Provided the Company is in compliance with the terms of the JPMorgan Credit Facility and sufficient commitments can be arranged by JPMorgan Chase Bank, N.A., the Company may increase the amount of the JPMorgan Credit Facility to a maximum of $200.0 million. The Company can elect to pay a variable interest rate equal to one, two or three month LIBOR plus 350 basis points or the prime rate plus 100 basis points, each with a minimum interest rate of 4.50% per year. The Company has the right to prepay the outstanding amounts of the JPMorgan Credit Facility, in whole or in part, without premium or penalty provided that prior notice and the payment of accrued interest on the amount prepaid together with an administration fee are received by JPMorgan Chase Bank. The JPMorgan Credit Facility is recourse to the Company and CCPT III OP, and the Company fully guarantees the obligations of CCPT III OP. The JPMorgan Credit Facility also includes usual and customary events of default and remedies for facilities of this nature. As of September 30, 2010, the borrowing base under the JPMorgan Credit Facility was $71.5 million based on the underlying collateral pool of 24 single-tenant commercial properties that the Company owns. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities securing the JPMorgan Credit Facility, was $145.5 million as of September 30, 2010. As of September 30, 2010, no amounts had been drawn or repaid under the JPMorgan Credit Facility.  The JPMorgan Credit Facility contains customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios and leverage ratios.  The Company believes it was in compliance with the covenants of the JPMorgan Credit Facility as of September 30, 2010.

NOTE 8 — SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Nine months ended September 30,
	2010	2009
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$12,020	$3,295
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$4,875	$—
Common stock issued through distribution reinvestment plan	$43,061	$5,753
Net unrealized gain (loss) on interest rate swaps	$10,336	$(293)
Accrued offering costs	$453	$—
Accrued capital expenditures	$490	$—
Supplemental Cash Flow Disclosures:
Interest paid	$11,240	$577

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims.  There are no material legal proceedings pending, or known to be contemplated, against the Company.

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
September 30, 2010

Purchase Commitments

In connection with the Consolidated Joint Venture arrangement, the Company will be obligated to purchase a property from the Consolidated Joint Venture for an expected purchase price of $6.8 million, upon completion of the building of a single tenant retail store on such property and subject to certain criteria being met.

In addition, during the three months ended September 30, 2010, the Company entered into an agreement of purchase and sale, as amended, with Albertson’s LLC, which is not affiliated with the Company, its advisor or affiliates, to purchase 100% of the interest in 32 retail properties for an expected purchase price of $266.0 million, exclusive of closing costs.  On September 29, 2010, the Company purchased three of the 32 retail properties for $23.9 million, exclusive of closing costs. On October 26, 2010, a wholly-owned subsidiary of CCPT III OP purchased the remaining 29 retail properties for $242.1 million, exclusive of closing costs.

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

NOTE 10 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

The Company has incurred, and will continue to incur, commissions, fees and expenses payable to its advisor and certain affiliates in connection with the Offerings and the acquisition, management and sale of the assets of the Company.

Offerings

In connection with the Offerings, Cole Capital Corporation (“Cole Capital”), the Company’s affiliated dealer manager, received and expects to continue to receive, a selling commission of up to 7.0% of gross offering proceeds, before reallowance of commissions earned by participating broker-dealers.  Cole Capital intends to reallow 100% of selling commissions earned to participating broker-dealers.  In addition, Cole Capital received, and will continue to receive, 2.0% of gross offering proceeds, before reallowance to participating broker-dealers, as a dealer manager fee in connection with the Offerings.  Cole Capital, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers.  No selling commissions or dealer manager fees are paid to Cole Capital or other broker-dealers with respect to shares sold under the DRIP.

All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer manager fee) are paid for by CR III Advisors or its affiliates and are reimbursed by the Company up to 1.5% of aggregate gross offering proceeds.

The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CR III Advisors and its affiliates related to the services described above during the periods indicated (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Offering:
Selling commissions	$25,232	$19,577	$77,723	$44,118
Selling commissions reallowed by Cole Capital	$25,232	$19,577	$77,723	$44,118
Dealer manager fee	$7,313	$5,702	$22,590	$12,757
Dealer manager fee reallowed by Cole Capital	$3,672	$2,660	$11,223	$6,085
Other organization and offering expenses	$2,729	$4,279	$9,646	$9,591

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
September 30, 2010

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

The Company paid, and expects to continue to pay, CR III Advisors a monthly asset management fee of 0.0417%, which is one-twelfth of 0.05%, of the Company’s average invested assets for that month (the “Asset Management Fee”).  The Company will reimburse costs and expenses incurred by Cole Realty Advisors in providing asset management services.

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

The Company reimburses CR III Advisors for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CR III Advisors for any amount by which its operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors find that a higher level of expense is justified for that year based on unusual and non-recurring factors.  The Company will not reimburse CR III Advisors for personnel costs in connection with services for which CR III Advisors receives acquisition fees and real estate commissions.

If CR III Advisors, or its affiliates, provides substantial services, as determined by the independent directors, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay CR III Advisors or its affiliates a financing coordination fee equal to 1% of the amount available and/or outstanding under such financing; provided however, that CR III Advisors or its affiliates shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which CR III Advisors or its affiliates received such a fee.  Financing coordination fees payable from loan proceeds from permanent financing will be paid to CR III Advisors or its affiliates as the Company acquires and/or assumes such permanent financing.  With respect to any revolving line of credit, no financing coordination fees will be paid on loan proceeds from any line of credit unless all net offering proceeds received as of the date proceeds from the line of credit are drawn for the purpose of acquiring properties have been invested.  In addition, with respect to any revolving line of credit, CR III Advisors or its affiliates will receive financing coordination fees only in connection with amounts being drawn for the first time and not upon any re-drawing of amounts that had been repaid by the Company.

The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR III Advisors and its affiliates related to the services described above during the periods indicated (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Acquisitions and Operations:
Acquisition fees and expenses	$13,950	$3,720	$29,961	$8,780
Asset management fees and expenses	$2,426	$478	$4,989	$695
Property management and leasing fees and expenses	$959	$174	$2,264	$239
Operating expenses	$277	$343	$1,142	$343
Financing coordination fees	$3,043	$500	$5,567	$799

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
September 30, 2010

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

During the three and nine months ended September 30, 2010, and 2009, no commissions or fees were incurred for services provided by CR III Advisors and its affiliates related to the services described above.

Other

As of September 30, 2010 and December 31, 2009, $869,000 and $743,000, respectively, had been incurred primarily for other organization and offering, operating and acquisition expenses, by CR III Advisors and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited financial statements.

Transactions

During the nine months ended September 30, 2010, the Company did not acquire any properties from or enter into any loan agreements with affiliates of the Company’s advisor.  During the nine months ended September 30, 2009, the Company acquired a 100% interest in six commercial properties from affiliates of the Company’s advisor for an aggregate purchase price of $46.2 million.  A majority of the Company’s board of directors, including all of the Company’s independent directors not otherwise interested in the transactions, approved the acquisitions as being fair and reasonable to the Company, and determined that the cost to the Company was not in excess of the current appraised value of the properties or the cost of the properties to the affiliates.

In connection with the real estate assets acquired from affiliates of the Company’s advisor during the nine months ended September 30, 2009, the Company entered into eight loans totaling $41.6 million, all of which were variable rate debt with interest rates equal to the 3-month LIBOR plus 250 basis points and were secured by the membership interest held by CCPT III OP in certain wholly-owned subsidiaries on which the debt was placed.  Of the $41.6 million, $13.9 million was borrowed from Series B, LLC, $15.7 million was borrowed from Series C, LLC, and $12.0 million was borrowed from Series D, LLC, each of which is an affiliate of the Company’s advisor.  The loans from Series C, LLC and Series D, LLC contained a revolving line of credit feature that allows the Company to borrow up to $15.7 million and $12.0 million, respectively and each loan matured in January 2010.  The loan from Series B, LLC matured on March 31, 2009.  The Company’s board of directors, including all of the independent directors not otherwise interested in the transactions, approved the loans as fair, competitive and commercially reasonable, and determined that their terms were no less favorable to the Company than loans between unaffiliated third parties under similar circumstances.  The loans were repaid in full during the nine months ended September 30, 2009, with gross offering proceeds.  The Company paid $184,000 during the nine months ended September 30, 2009 of interest and no financing coordination fee was paid to CR III Advisors related to the aforementioned loans from affiliated entities.

 COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS– (Continued)
September 30, 2010

NOTE 11 — ECONOMIC DEPENDENCY

Under various agreements, the Company has engaged or will engage CR III Advisors and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.  As a result of these relationships, the Company is dependent upon CR III Advisors and its affiliates.  In the event that these companies are unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

NOTE 12 — NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 13 — SUBSEQUENT EVENTS

Status of the Offerings

As of November 11, 2010, the Company had received $147.1 million in gross offering proceeds through the issuance of 14.8 million shares of its common stock in the Follow-on Offering (including shares sold pursuant to the DRIP).  As of November 11, 2010, 236.0 million shares remained available for sale to the public in the Follow-on Offering, exclusive of shares available under the DRIP. Combined with the Initial Offering, the Company had received a total of $2.3 billion in gross offering proceeds as of November 11, 2010.

Subsequent to September 30, 2010, the Company redeemed 390,000 shares for $3.7 million.

Real Estate Acquisitions

Subsequent to September 30, 2010, the Company acquired a 100% interest in 58 commercial real estate properties for an aggregate purchase price of $342.3 million.  The acquisitions were funded with net proceeds of the Offerings. Acquisition related expenses totaling $8.1 million were expensed as incurred.

Notes Payable

Subsequent to September 30, 2010, the Company incurred fixed rate debt totaling $61.5 million with a fixed interest rate of 5.25% per annum, through the maturity date of December 2020.  The loans are secured by 35 commercial properties that the Company owns through its subsidiaries with an aggregate purchase price of $123.4 million. As of November 11, 2010, no amounts had been drawn or repaid under the TCF Loan or JPMorgan Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.  The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust III, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.

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

Overview

    We were formed on January 22, 2008 to acquire and operate a diverse portfolio of commercial real estate investments primarily consisting of retail and other income-producing commercial properties located throughout the United States, including U.S. protectorates.  We commenced our principal operations on January 6, 2009, when we issued the initial 262,059 shares of common stock in the Initial Offering.  Prior to such date, we were considered a development stage company.  We acquired our first real estate property on January 6, 2009.  We have no paid employees and are externally advised and managed by our advisor.  We elected to be taxed, and currently qualify, as a real estate investment trust (“REIT”) for federal income tax purposes.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness.  Rental and other property income accounted for 92% of total revenue during each of the three and nine months ended September 30, 2010. Rental and other property income accounted for 99% of total revenue during each of the three and nine months ended September 30, 2009. As 99.7% of our rentable square feet was under lease as of September 30, 2010, with an average remaining lease term of 15.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends.  If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.  As of September 30, 2010, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 31%.  As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties.  We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions.  We expect to manage our interest rate risk by monitoring the interest rate environment in connection with future property acquisitions or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges.  If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions or refinancing, our results of operations may be adversely affected.

Recent Market Conditions

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system.  These disruptions severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit.  Recently, the volume of mortgage lending for commercial real estate has increased and lending terms have improved; however, such lending activity is significantly less than previous levels.  Although lending market conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable.  We have managed, and expect to continue to manage, the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowing on our existing TCF Loan or JPMorgan Credit Facility, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing.  We have acquired, and expect to continue to acquire, our properties for cash without financing.  If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations.  We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.

The economic downturn has led to high unemployment rates and a decline in consumer spending.  These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates and declining property values. Recently, the economy has improved and continues to show signs of recovery.  Additionally, the real estate markets have recently observed an improvement in occupancy rates; however, occupancy and rental rates continue to be below those previously experienced before the economic downturn.  As of September 30, 2010, 99.7% of our rentable square feet was under lease.  However, if the current economic uncertainty persists, we may experience significant vacancies or be required to reduce rental rates on occupied space.  If we do experience significant vacancies, our advisor will actively seek to lease our vacant space; however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced.  In addition, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property may increase as a result.

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments.  The following table shows the property statistics of our real estate assets as of September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
Number of commercial properties (1)	307	91
Approximate rentable square feet (2)	12.4 million	3.0 million
Percentage of rentable square feet leased	99.7%	100%

(1)	Excludes properties owned through joint venture arrangements.

(2)	Including square feet of the buildings on land that is subject to ground leases.

The following table summarizes our real estate investment activity during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Commercial properties acquired (1)	41	34	174	91
Approximate purchase price of acquired properties	$675.9 million	$172.5 million	$1.3 billion	$425.5 million
Approximate rentable square feet of acquired properties (2)	3.4 million	831,000	7.6 million	3.0 million

(1)	Excludes properties owned through joint venture arrangements.

(2)	Including square feet of the buildings on land that is subject to ground leases.

As shown in the tables above, we owned 307 commercial properties as of September 30, 2010, compared to 91 commercial properties as of September 30, 2009.  In addition, we acquired two mortgage notes receivable and, through two joint venture arrangements, acquired interests in six properties located in New York comprising 691,000 gross rentable square feet of commercial space and a land parcel under development located in Wisconsin comprising 213,000 square feet of land during the nine months ended September 30, 2010.  Accordingly, our results of operations for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, reflect significant increases in most categories.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenue.  Revenue increased $34.7 million to $42.4 million for the three months ended September 30, 2010, compared to $7.7 million for the three months ended September 30, 2009.  Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 92% and 99% of total revenues during the three months ended September 30, 2010 and 2009, respectively.

Rental and other property income increased $31.3 million to $38.9 million for the three months ended September 30, 2010, compared to $7.6 million for the three months ended September 30, 2009.  The increase was primarily due to the acquisition of 216 new rental income-producing properties subsequent to September 30, 2009. We also pay certain operating expenses subject to reimbursement by the tenant, which resulted in $2.2 million of tenant reimbursement income during the three months ended September 30, 2010, compared to $109,000 during the three months ended September 30, 2009. In addition, we recorded interest income on mortgage notes receivable of $1.4 million during the three months ended September 30, 2010. During the three months ended September 30, 2009, we did not own any mortgage notes receivable.

General and Administrative Expenses.  General and administrative expenses increased $793,000 to $1.5 million for the three months ended September 30, 2010, compared to $753,000 for the three months ended September 30, 2009.  The increase was primarily due to the acquisition of 216 new rental income-producing properties subsequent to September 30, 2009. The primary general and administrative expense items were operating expenses reimbursable to our advisor, accounting fees, escrow and trustee fees, state franchise and income taxes and unused line of credit fees.

Property Operating Expenses.  Property operating expenses increased $2.2 million to $2.4 million for the three months ended September 30, 2010, compared to $188,000 for the three months ended September 30, 2009. The increase was primarily due to the acquisition of 216 new rental income-producing properties subsequent to September 30, 2009, which resulted in increased property taxes, repairs and maintenance and insurance expenses.  The primary property operating expense items are property taxes, repairs and maintenance, and insurance.

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

Property and asset management expenses increased $2.8 million to $3.5 million for the three months ended September 30, 2010, compared to $652,000 for the three months ended September 30, 2009.  Property management fees increased $580,000 to $715,000 for the three months ended September 30, 2010 from $135,000 for the three months ended September 30, 2009.  The increase in property management fees was primarily due to an increase in rental and other property income to $38.9 million for the three months ended September 30, 2010, from $7.6 million for the three months ended September 30, 2009, due to revenues from the properties acquired subsequent to September 30, 2009.

Asset management fees increased $1.9 million to $2.4 million for the three months ended September 30, 2010, from $423,000 for the three months ended September 30, 2009.  The increase in asset management fees was primarily due to an increase in the average gross aggregate book value of properties to $1.8 billion for the three months ended September 30, 2010 from $339.2 million for the three months ended September 30, 2009.

 In addition, during the three months ended September 30, 2010, we recorded $385,000 related to reimbursement of expenses incurred by our advisor in performing property and asset management services, compared to $94,000 for the three months ended September 30, 2009.  The increase was primarily due to the acquisition of 216 new rental income-producing properties subsequent to September 30, 2009.

Acquisition Related Expenses.  Acquisition related expenses increased $11.5 million to $16.2 million for the three months ended September 30, 2010, compared to $4.7 million for the three months ended September 30, 2009. The increase is due to the recording of acquisition related expenses incurred in connection with the purchase of 41 commercial properties, for an aggregate purchase price of $675.9 million, during the three months ended September 30, 2010, compared to 34 commercial properties, for an aggregate purchase price of $172.5 million, during the three months ended September 30, 2009. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We may also be required to reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan other than for personnel costs for which our advisor receives acquisition fees. During the three months ended September 30, 2010 and 2009, we recorded $356,000 and $265,000, respectively, of such acquisition expenses incurred by our advisor.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $9.9 million to $11.6 million for the three months ended September 30, 2010, compared to $1.7 million for the three months ended September 30, 2009.  The increase was primarily due to an increase in the average gross aggregate book value of properties to $1.8 billion for the three months ended September 30, 2010 from $339.2 million for the three months ended September 30, 2009.

Interest and Other Income.  Interest and other income increased $141,000 to $284,000 for the three months ended September 30, 2010, compared to $143,000 for the three months ended September 30, 2009.   The increase was primarily due to higher average uninvested cash of $402.0 million during the three months ended September 30, 2010, as compared to $152.7 million during the three months ended September 30, 2009 due to an increase in cash from operating activities, shares sold in the Initial Offering and debt issuances, which was offset by investment in real estate during the three months ended September 30, 2010.

Equity in Income (Loss) of Unconsolidated Joint Venture. We recorded our share of the Unconsolidated Joint Venture’s net income of $213,000 for the three months ended September 30, 2010.  During the three months ended September 30, 2009, we did not have any interests in joint ventures.

Interest Expense.  Interest expense increased $6.9 million to $7.7 million for the three months ended September 30, 2010, compared to $838,000 during the three months ended September 30, 2009.  The increase was primarily due to an increase in the average aggregate amount of notes payable outstanding to $511.8 million during the three months ended September 30, 2010 from $54.4 million for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenue.  Revenue increased $75.4 million to $86.6 million for the nine months ended September 30, 2010, compared to $11.2 million for the nine months ended September 30, 2009.  Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 92% and 99% of total revenues during the nine months ended September 30, 2010 and 2009, respectively.

Rental and other property income increased $68.7 million to $79.8 million for the nine months ended September 30, 2010, compared to $11.1 million for the nine months ended September 30, 2009.  The increase was primarily due to the acquisition of 216 new rental income-producing properties subsequent to September 30, 2009. We also pay certain operating expenses subject to reimbursement by the tenant, which resulted in $4.5 million of tenant reimbursement income during the nine months ended September 30, 2010, compared to $113,000 during the nine months ended September 30, 2009. In addition, we recorded interest income on mortgage notes receivable of $2.3 million during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, we did not own any mortgage notes receivable.

General and Administrative Expenses.  General and administrative expenses increased $3.0 million to $4.2 million for the nine months ended September 30, 2010, compared to $1.2 million for the nine months ended September 30, 2009.  The increase was primarily due to the acquisition of 216 new rental income-producing properties subsequent to September 30, 2009. In addition, we recorded operating expenses incurred by our advisor in providing administrative services to us, which are reimbursable to our advisor pursuant to the advisory agreement, of $1.1 million during the nine months ended September 30, 2010, compared to $343,000 for the nine months ended September 30, 2009, as no expenses for such services were reimbursed or required to be reimbursed prior to three months ended September 30, 2009.  The primary general and administrative expense items were operating expenses reimbursable to our advisor, accounting fees, escrow and trustee fees and unused line of credit fees.

Property Operating Expenses.  Property operating expenses increased $4.8 million to $5.0 million for the nine months ended September 30, 2010, compared to $208,000 for the nine months ended September 30, 2009.  The increase was primarily due to the acquisition of 216 new rental income-producing properties subsequent to September 30, 2009, which resulted in increased property taxes, repairs and maintenance and insurance expenses.  The primary property operating expense items are property taxes, repairs and maintenance, and insurance.

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

Property and asset management expenses increased $6.5 million to $7.4 million for the nine months ended September 30, 2010, compared to $934,000 for the nine months ended September 30, 2009.  Property management fees increased $1.4 million to $1.6 million for the nine months ended September 30, 2010 from $200,000 for the nine months ended September 30, 2009.  The increase in property management fees was primarily due to an increase in rental and other property income to $79.8 million for the nine months ended September 30, 2010, from $11.1 million for the nine months ended September 30, 2009, due to revenues from the properties acquired subsequent to September 30, 2009.

Asset management fees increased $4.1 million to $4.7 million for the nine months ended September 30, 2010, from $640,000 for the nine months ended September 30, 2009.  The increase in asset management fees was primarily due to an increase in the average gross aggregate book value of properties to $1.4 billion for the nine months ended September 30, 2010 from $212.8 million for the nine months ended September 30, 2009.

In addition, during the nine months ended September 30, 2010, we recorded $1.1 million related to reimbursement of expenses incurred by our advisor in performing property and asset management services, compared to $94,000 for the nine months ended September 30, 2009, as no expenses for such services were reimbursed or required to be reimbursed prior to three months ended September 30, 2009.  The increase was primarily due to the acquisition of 216 new rental income-producing properties subsequent to September 30, 2009.

Acquisition Related Expenses.  Acquisition related expenses increased $22.8 million to $34.1 million for the nine months ended September 30, 2010, compared to $11.3 million for the nine months ended September 30, 2009. The increase is due to the recording of acquisition related expenses, as we purchased 174 commercial properties, for an aggregate purchase price of $1.3 billion, during the nine months ended September 30, 2010, compared to 91 commercial properties, for an aggregate purchase price of $425.5 million, during the nine months ended September 30, 2009. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We may also be required to reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan other than for personnel costs for which our advisor receives acquisition fees. During the nine months ended September 30, 2010 and 2009, we recorded $1.3 million and $265,000, respectively, of such acquisition expenses incurred by our advisor, as no expenses for such services were reimbursed or required to be reimbursed prior to three months ended September 30, 2009.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $20.9 million to $23.5 million for the nine months ended September 30, 2010, compared to $2.6 million for the nine months ended September 30, 2009.  The increase was primarily due to an increase in the average gross aggregate book value of properties to $1.4 billion for the nine months ended September 30, 2010 from $212.8 million for the nine months ended September 30, 2009.

Interest and Other Income.  Interest and other income increased $816,000 to $1.1 million for the nine months ended September 30, 2010, compared to $237,000 for the nine months ended September 30, 2009.  The increase was primarily due to higher average uninvested cash of $326.3 million during the nine months ended September 30, 2010, as compared to $108.8 million during the nine months ended September 30, 2009 due to an increase in cash from operating activities, shares sold in the Initial Offering and debt issuances, which was offset by investment in real estate during the nine months ended September 30, 2010.

Equity in Income (Loss) of Unconsolidated Joint Venture. We recorded our share of the Unconsolidated Joint Venture’s net loss of $303,000 for the nine months ended September 30, 2010.  This net loss was primarily due to acquisition costs expensed by the Unconsolidated Joint Venture. During the nine months ended September 30, 2009, we did not have any interests in joint ventures.

Interest Expense.  Interest expense increased $13.9 million to $15.0 million for the nine months ended September 30, 2010, compared to $1.1 million during the nine months ended September 30, 2009.  The increase was primarily due to an increase in the average aggregate amount of notes payable outstanding to $396.6 million during the nine months ended September 30, 2010 from $39.9 million for the nine months ended September 30, 2009.

Funds From Operations and Modified Funds From Operations

Funds From Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) widely recognized by investors and analysts as one measure of operating performance of a real estate company.  FFO excludes items such as real estate depreciation and amortization, and gains and losses on the sale of real estate assets.  Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the cost accounting alone is insufficient.  In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs.

In addition to FFO, we use Modified Funds From Operations (“MFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio.  MFFO, as defined by our company, excludes from FFO acquisition related costs and real estate impairment charges, which are required to be expensed in accordance with GAAP.  In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses.  Management believes that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the company ceases to acquire properties on a frequent and regular basis.  MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.

Additionally, impairment charges are items that management does not include in its evaluation of the operating performance of its real estate investments, as management believes that the impact of these items will be reflected over time through changes in rental income or other related costs.  As many other non-traded REITs exclude impairments in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other non-traded REITs.

For all of these reasons, we believe FFO and MFFO, in addition to net income and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our real estate portfolio. However, FFO and MFFO should not be considered as alternatives to net income or to cash flows from operating activities, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.

Our calculation of FFO and MFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the periods as indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
NET LOSS	$(8)	$(974)	$(1,774)	$(5,906)
Depreciation of real estate assets	7,664	1,012	14,945	1,473
Amortization of lease related costs	3,923	708	8,514	1,112
Depreciation and amortization of real estate assets in unconsolidated joint venture	518	—	546	—
Funds from operations (FFO)	12,097	746	22,231	(3,321)
Acquisition related expenses	16,203	4,665	34,131	11,299
Acquisition related expenses in unconsolidated joint venture	10	—	747	—
Modified funds from operations (MFFO)	$28,310	$5,411	$57,109	$7,978

Set forth below is additional information that may be helpful in assessing our operating results:

•
In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $6.7 million and $9.5 million for the three and nine months ended September 30, 2010, respectively, and $934,000 and $1.1 million for the three and nine months ended September 30, 2009, respectively. In addition, related to the Unconsolidated Joint Venture, straight-line revenue of $35,000 and $36,000 for the three and nine months ended September 30, 2010, respectively, is included in equity in income (loss) of unconsolidated joint venture.  During the three and nine months ended September 30, 2009, we did not have any interests in joint ventures.

•
Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $853,000 and $1.8 million for the three and nine months ended September 30, 2010, respectively. Amortization of deferred financing costs totaled $89,000 and $96,000 for the three and nine months ended September 30, 2009, respectively. In addition, amortization of deferred financing costs of $14,000 and $16,000 for the three and nine months ended September 30, 2010, respectively, is included in equity in income (loss) of unconsolidated joint venture.  During the three and nine months ended September 30, 2009, we did not have any interests in joint ventures.

Distributions

In June 2010, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001918007 per share (which equates to 7.00% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the periods commencing on July 1, 2010 and ending on September 30, 2010. In September 2010, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001918007 per share (which equates to 7.00% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the periods commencing on October 1, 2010 and ending on December 31, 2010.

The following table presents total distributions for the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2010	2009
Distributions paid in cash	$30,972	$4,154
Distributions reinvested through our DRIP	43,061	5,753
Total distributions paid	$74,033	$9,907

Cash flows from operating activities as defined by GAAP is the most relevant GAAP measure in determining our ability to generate cash from our real estate investments and fund distributions. In addition, we use adjusted cash flows from operations, a non-GAAP financial measure, in assessing our ability to pay distributions.  Adjusted cash flows from operations, as defined by our company, adds back real estate acquisition related expenses to cash flows from operating activities.  We believe that adjusted cash flows from operations is a helpful supplemental liquidity measure, as it provides management and investors insight into the cash available for distributions, including after the Company ceases to acquire properties on a regular basis. As set forth in the section of the prospectus captioned “Use of Proceeds,” we treat our real estate acquisition expenses as funded by the proceeds from the offering of our shares.  Therefore, for consistency, real estate acquisition related expenses are treated in the same manner in describing the sources of distributions below.  However, adjusted cash flows from operations should not be considered as an alternative to cash flows from operating activities, and investors should recognize that this supplemental measure includes adjustments that may be deemed subjective.

Our calculation of adjusted cash flows from operations, and reconciliation to cash flows provided by (used in) operations, which is the most directly comparable GAAP financial measure, is presented in the following table for the periods as indicated below (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in) operating activities	$22,019	$(2,622)
Acquisition costs paid by proceeds from the offering	34,131	11,299
Adjusted cash flows from operations	$56,150	$8,677

The following table presents the distribution sources for the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2010		2009
Adjusted cash flows from operations	$56,150	76%	$8,677	88%
Proceeds from notes payable	17,883	24%	1,230	12%
Total distributions	$74,033	100%	$9,907	100%

Share Redemptions

Our share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program, including the Trailing Twelve-month Cap; however, share redemptions requested upon the death of a stockholder will not be subject to the Trailing Twelve-month Cap. In addition, all redemptions, including those upon death or qualifying disability, are limited to those that can be funded with cumulative net proceeds from the DRIP.  See our Annual Report on Form 10-K for the year ended December 31, 2009. During the nine months ended September 30, 2010, we received valid redemption requests relating to 815,000 shares, which we redeemed in full for $7.9 million ($9.73 per share).  A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Initial Offering. We have funded and intend to continue funding share redemptions with proceeds from our distribution reinvestment plan. Subsequent to September 30, 2010, we redeemed 390,000 shares for $3.7 million.

In connection with the Follow-on Offering, we adopted an amended share redemption program which provides that in addition to the caps discussed above, the redemptions are limited quarterly to 1.25% of the weighted average number of shares outstanding during the trailing twelve-month period. In addition, the funding for redemptions each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP.  The amended share redemption program further provides that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the Trailing Twelve-month Cap and quarterly caps, and our board of directors may waive these quarterly caps in its sole discretion.

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and principal and interest on current and any future outstanding indebtedness.  Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations and our current investments.  The sources of our operating cash flows are primarily driven by the rental income received from leased properties and interest income earned on our mortgage notes receivable and our cash balances.  We expect to continue to raise capital through the Follow-on Offering and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions.  As of September 30, 2010, we had raised $2.2 billion in the Initial Offering, net of redemptions and inclusive of amounts raised under our DRIP. The Initial Offering terminated on October 1, 2010, and the Follow-on Offering commenced after such termination.

As of September 30, 2010, we had cash and cash equivalents of $373.9 million.  Additionally, as of September 30, 2010, we had unencumbered properties with a gross book value of $583.5 million that may be used as collateral to secure additional financing in future periods.

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest and principal on current and any future indebtedness.  We expect to meet our short-term liquidity requirements through cash provided by property operations and proceeds from the Follow-on Offering.  Operating cash flows are expected to increase as additional properties are added to our portfolio.  The offering and organization costs associated with the Offerings are initially paid by our advisor, which will be reimbursed for such costs up to 1.5% of the aggregate gross capital raised by us in the Offerings.  As of September 30, 2010, our advisor or its affiliates has paid, and we have reimbursed, $23.0 million of offering and organization costs.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any future indebtedness.  Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of the Follow-on Offering and from debt financings.  We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds of the Follow-on Offering, cash advanced to us by our advisor, borrowing on our TCF Loan, borrowing on our JPMorgan Credit Facility and/or future borrowings on our unencumbered assets. During the nine months ended September 30, 2010, we funded distributions to our stockholders with adjusted cash flows from operations and debt financings.  The TCF Loan, JPMorgan Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios, and leverage ratios. These covenants may limit our ability to incur additional debt and make borrowings on our TCF Loan or JPMorgan Credit Facility.

As of September 30, 2010, we had received and accepted subscriptions for 216.0 million shares of common stock in the Initial Offering for gross proceeds of $2.2 billion.  As of September 30, 2010, we had redeemed a total of 840,000 shares of common stock for a cost of $8.2 million.

As of September 30, 2010, the Company had $663.5 million mortgage notes payable outstanding, with fixed interest rates, which includes $313.1 million of variable rate debt swapped to fixed rates, ranging from 3.99% to 6.58% per annum and a weighted average interest rate of 5.14%.  The mortgage notes payable mature on various dates from August 2012 through October 2020. In addition, the Consolidated Joint Venture entered into a construction loan facility. As of September 30, 2010, $340,000 had been drawn on the construction loan facility. See Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for terms of the construction loan facility and lines of credit. Additionally, the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, as of September 30, 2010, was 32% and the weighted average years to maturity was 6.4 years.

Our contractual obligations as of September 30, 2010, were as follows (in thousands):

	Payments due by period (1) (2) (3)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal payments – fixed rate debt (4)	$664,448	$2,001	$53,875	$336,991	$271,581
Interest payments – fixed rate debt	225,660	34,345	97,368	44,591	49,356
Total	$890,108	$36,346	$151,243	$381,582	$320,937

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of September 30, 2010, we had $313.1 million of variable rate debt fixed through the use of interest rate swaps. We used the fixed rates under the swap agreement to calculate the debt payment obligations in future periods. As of September 30, 2010, we did not have any variable rate debt outstanding for which the interest rate had not been fixed through the use of interest rate swaps.

(3)
The table above does not include loan amounts associated with the Unconsolidated Joint Venture of $26.0 million which matures on July 2020 and the Consolidated Joint Venture of $340,000 which matures on May 2011, as these loans are non-recourse to the Company.

(4)
Principal payment amounts reflect actual payments based on face amount of notes payable secured by our wholly-owned properties.  As of September 30, 2010, the fair value adjustment, net of amortization, of mortgage notes assumed was $966,000.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 75% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.

Cash Flow Analysis

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Operating Activities.  During the nine months ended September 30, 2010, net cash provided by operating activities was $22.0 million, compared to net cash used by operating activities of $2.6 million for the nine months ended September 30, 2009, resulting in a change of $24.6 million. The change was primarily due to a decrease in net loss of $4.1 million, an increase in depreciation and amortization expenses totaling $21.0 million, an increase in amortization of deferred financing costs totaling $1.6 million, an increase in the change in deferred rent and other liabilities of $5.5 million and an increase in the change in accounts payable and accrued expenses of $4.8 million, partially offset by a decrease in the change in rents and tenant receivables of $11.7 million for the nine months ended September 30, 2010.  See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities.  Net cash used in investing activities increased $1.0 billion to $1.4 billion for the nine months ended September 30, 2010 compared to $424.2 million for the nine months ended September 30, 2009.  The increase was primarily due to the acquisition of 174 properties for an aggregate purchase price of $1.3 billion during the nine months ended September 30, 2010, compared to the acquisition of 91 properties for an aggregate purchase price of $425.5 million during the nine months ended September 30, 2009.

Financing Activities.  Net cash provided by financing activities increased $853.6 million to $1.5 billion for the nine months ended September 30, 2010, compared to $644.1 million for the nine months ended September 30, 2009.  The change was primarily due to an increase in net proceeds from the issuance of common stock of $494.0 million and an increase in the proceeds from mortgage notes payable of $450.5 million, partially offset by an increase in offering costs of $43.5 million and an increase in distributions paid to investors of $26.8 million.

Election as a REIT

We elected to be taxed, and currently qualify, as a REIT under the Internal Revenue Code of 1986, as amended.  To qualify as a REIT, we must meet, and continue to meet, certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping.   As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed with regard to the dividends paid deduction excluding net capital gains).

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

Investment in Unconsolidated Joint Venture

Investment in unconsolidated joint venture as of September 30, 2010 consists of the Company’s interest in Unconsolidated Joint Venture.  Consolidation of this investment is not required as the entity does not qualify as a variable interest entity and does not meet the control requirements for consolidation, as defined in ASC 810. Both the Company and the Unconsolidated Joint Venture partner must approve significant decisions about the Unconsolidated Joint Venture’s activities.  As of September 30, 2010, the Unconsolidated Joint Venture held total assets of $45.1 million and a non-recourse mortgage note payable of $25.9 million.

The Company accounts for the Unconsolidated Joint Venture using the equity method of accounting per guidance established under ASC 323.  The equity method of accounting requires this investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions.  The Company evaluates the carrying amount of this investment for impairment in accordance with ASC 323.  The Unconsolidated Joint Venture is reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in a joint venture for potential impairment can require our management to exercise significant judgments.

Investment in Mortgage Notes Receivable

Mortgage notes receivable consist of loans acquired by the Company, which are secured by real estate properties. Mortgage notes receivable are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs or fees. The related discounts or premiums are amortized or accreted over the life of the related mortgage receivable. The Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them as an adjustment of yield over the term of the related mortgage receivable. The related accretion of discounts and/or amortization of premiums and origination costs are recorded in interest income on mortgage notes receivable. The Company evaluates the collectability of both interest and principal on each mortgage note receivable to determine whether it is collectible. A mortgage note receivable is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a mortgage note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the mortgage note receivable’s effective interest rate or to the value of the underlying collateral if the mortgage note receivable is collateralized. Interest income on performing mortgage notes receivable is accrued as earned. Evaluating mortgage notes receivable for potential impairment can require our management to exercise significant judgments. Interest income on impaired mortgage notes receivable is recognized on a cash basis.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 9 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates, whereby we have paid and expect to continue to pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates such as acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs.  See Note 10 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to September 30, 2010 through the date of this Quarterly Report on Form 10-Q.  Refer to Note 13 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation.  Such events include:

•	Status of the Offerings;
•	Real estate acquisitions; and
•	Notes payable.

New Accounting Pronouncements

     As discussed in Note 12 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q, there are no accounting pronouncements that have been issued but not yet adopted by us that will have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As of September 30, 2010 and December 31, 2009, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2010, we had $663.5 million of fixed rate debt outstanding, which includes $313.1 million of variable rate mortgage notes for which the interest rate was fixed through the maturity date through the use of interest rate swaps. In addition, the Consolidated Joint Venture had a construction loan facility with an outstanding balance of $340,000.  As of September 30, 2010, we did not have any variable rate debt outstanding for which the interest rate had not been fixed through the use of interest rate swaps and therefore are not directly exposed to interest rate changes.  In the future we may obtain variable rate debt financing to fund certain property acquisitions, and may be exposed to interest rate changes.  Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates.  We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument.  We will not enter into derivative or interest rate transactions for speculative purposes.  We may also enter into rate lock arrangements to lock interest rates on future borrowings.

As of September 30, 2010, we had 19 interest rate swap agreements outstanding, which mature on various dates from August 2012 through July 2017, with an aggregate notional amount under the swap agreements of $313.5 million and an aggregate net fair value of $10.2 million.  The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads.  As of September 30, 2010, an increase of 50 basis points in interest rates would result in a decrease to the fair value of these interest rate swaps of $6.1 million.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

No change occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2008, our Registration Statement on Form S-11 (SEC Registration No. 333-149290), covering a public offering of up to 230,000,000 shares of common stock to be offered at a price of $10.00 per share, subject to reduction in certain circumstances, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 20,000,000 shares of common stock available pursuant to our distribution reinvestment plan. On January 6, 2009, we issued the initial 262,059 shares in the Initial Offering.  Prior to such date, the Company was considered a development stage company.  On September 22, 2010, our Registration Statement on Form S-11 (SEC Registration No. 333-164884) for the Follow-on Offering of up to 275,000,000 shares of our common stock was declared effective by the Securities and Exchange Commission. The Company commenced sales of its common stock pursuant to the Follow-on Offering following the termination of the Initial Offering on October 1, 2010. The remaining 32.5 million unsold shares in the Initial Offering have been deregistered.

As of September 30, 2010, we had issued 216.0 million shares for gross offering proceeds of $2.2 billion, out of which we paid $186.2 million in selling commissions and dealer manager fees and $23.0 million in organization and offering costs to our advisor or its affiliates.  With the net offering proceeds, we acquired $2.1 billion in real estate and related assets and an interest in the Unconsolidated Joint Venture of $16.1 million and paid costs of $53.4 million in acquisition related expenses.  As of November 11, 2010, we have sold 232.3 million shares in the Offerings for gross offering proceeds of $2.3 billion.

Our board of directors has adopted a share redemption program that enables our stockholders who hold their shares for more than one year to sell their shares to us in limited circumstances. The purchase price we will pay for redeemed shares is set forth in the prospectus for our Initial Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program.  Under the terms of the share redemption program, share redemptions are subject to the Trailing Twelve-month Cap; provided, however shares subject to redemption requests upon death of a stockholder will not be subject to the Trailing Twelve-month Cap.  In addition, cash available for redemption is limited to the cumulative net proceeds from the sale of our shares under our DRIP.

In connection with the Follow-on Offering, we adopted an amended share redemption program which provides that in addition to the caps discussed above, the redemptions are limited quarterly to 1.25% of the weighted average number of shares outstanding during the trailing twelve-month period. In addition, the funding for redemptions each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP.  The amended share redemption program further provides that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the Trailing Twelve-month Cap and quarterly caps, and our board of directors may waive these quarterly caps in its sole discretion.

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest.  During the three months ended September 30, 2010, we redeemed shares as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2010	67,840	$9.66	67,840	(1)
August 2010	226,058	9.60	226,058	(1)
September 2010	47,005	9.84	47,005	(1)
Total	340,903		340,903	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities

No events occurred during the three months ended September 30, 2010 that would require a response to this item.

Item 4. [Removed and Reserved]

Item 5. Other Information

No events occurred during the three months ended September 30, 2010 that would require a response to this item.

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

Cole Credit Property Trust III, Inc. (Registrant)

By:	/s/ Simon J. Misselbrook

Simon J. Misselbrook
Vice President of Accounting (Principal Accounting Officer)

Date: November 12, 2010

EXHIBIT INDEX

     The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

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
4.1
Form of Subscription Agreement and Subscription Agreement Signature Page for Initial Offering (Incorporated by reference to Appendix B to the prospectus of the Company filed pursuant to Rule 424(b)(3) on April 30, 2010).

4.2
Form of Additional Investment Subscription Agreement for current stockholders for Initial Offering (Incorporated by reference to Appendix C to the prospectus of the Company filed pursuant to Rule 424(b)(3) on April 30, 2010).

4.3
Form of Subscription Agreement and Subscription Agreement Signature Page for Follow-on Offering (Incorporated by reference to Appendix A to the prospectus of the Company filed pursuant to Rule 424(b)(3) on September 22, 2010).

4.4
Form of Additional Investment Subscription Agreement for current stockholders for Follow-on Offering (Incorporated by reference to Appendix B to the prospectus of the Company filed pursuant to Rule 424(b)(3) on September 22, 2010).

10.1
Mortgage Loan Agreement, dated July 30, 2010, by and between Cole MT Bellevue WA, LLC as borrower and Wells Fargo Bank, N.A. as lender. (Incorporated by reference to Exhibit 10.90 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on August 3, 2010).

10.2
Mortgage Loan Agreement, dated August 25, 2010, by and between certain of its wholly-owned subsidiaries of Cole REIT III Operating Partnership, L.P. as borrower and Wells Fargo Bank, N.A. as lender. (Incorporated by reference to Exhibit 10.91 to the Company’s pre-effective amendment to its Registration Statement on Form S-11 (File No. 333-164884), filed on September 17, 2010).

10.3
Purchase and Sale Agreement, dated September 12, 2010, by and between Cole REIT III Operating Partnership, L.P. and Cole Capital Corporation and Albertson’s LLC and certain of its wholly-owned entities. (Incorporated by reference to Exhibit 10.92 to the Company’s pre-effective amendment to its Registration Statement on Form S-11 (File No. 333-164884) filed on September 17, 2010).

10.4
Dealer Manager Agreement, dated September 17, 2010, between the Company and Cole Capital Corporation. (Incorporated by reference to Exhibit 1.1 to the Company’s pre-effective amendment to its Registration Statement on Form S-11 (File No. 333-164884) filed on September 17, 2010).

10.5
Advisory Agreement, dated October 1, 2010, by and between the Company and Cole REIT Advisors III, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-164884), filed on October 7, 2010).

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