Form 10-K
period 2010-12-31
Cole Credit Property Trust III, Inc.
filed 2011-03-31
CIK 1425923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting a follow-on public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 176.6 million shares of common stock held by non-affiliates at June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of March 30, 2011 was 277,601,413.

Documents Incorporated by Reference:

The Registrant incorporates by reference portions of the Cole Credit Property Trust III, Inc. Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Cole Credit Property Trust III, Inc., other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the Item 1A. “Risk Factors” section of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Formation

Cole Credit Property Trust III, Inc. (the “Company,” “we,” or “us”) is a Maryland corporation formed on January 22, 2008, that elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. We were organized to acquire and operate a diversified portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. As of December 31, 2010, we owned 447 properties, comprising 17.5 million rentable square feet of single and multi-tenant retail and commercial space located in 39 states. As of December 31, 2010, the rentable space at these properties was 99.3% leased. As of December 31, 2010, we also owned two mortgage notes receivable secured by two office buildings, each of which is subject to a net lease. In addition, through three joint venture arrangements, as of December 31, 2010, we had interests in seven properties comprising 909,000 gross rentable square feet of commercial space and an interest in a land parcel under development comprising 213,000 square feet of land.

Substantially all of our business is conducted through our operating partnership, Cole REIT III Operating Partnership, LP (“CCPT III OP”), a Delaware limited partnership organized in January 2008. The Company is the sole general partner of and owns a 99.99% interest in CCPT III OP. Cole REIT Advisors III, LLC (“CR III Advisors”), the advisor to the Company, is the sole limited partner and owns an insignificant noncontrolling partnership interest of less than 0.01% of CCPT III OP.

Our sponsor, Cole Real Estate Investments, is a group of affiliated entities, which includes our advisor that has sponsored various prior real estate investment programs. CR III Advisors acts as our advisor pursuant to an advisory agreement. CR III Advisors is responsible for managing our affairs on a day-to-day basis, identifying and making acquisitions and investments on our behalf, and recommending an appropriate exit strategy to our board of directors. Our advisor and its affiliates also provide property management, asset management, financing, marketing, investor relations and other administrative services on our behalf. Our charter provides that our independent directors are responsible for reviewing the performance of our advisor and determining whether the compensation paid to our advisor and its affiliates is reasonable. Our agreement with CR III Advisors is for a one-year term and is reconsidered on an annual basis by our board of directors. We have no employees and rely upon our advisor and its affiliates to provide substantially all of our day-to-day management.

On October 1, 2008, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, we commenced our initial public offering on a “best efforts” basis of up to 230.0 million shares of common stock at a price of $10.00 per share and up to 20.0 million additional shares pursuant to a distribution reinvestment plan ( “DRIP”), under which stockholders could elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the estimated value of a share of common stock (the “Initial Offering”).

On January 6, 2009, we satisfied the conditions of our escrow agreement, issued the initial approximately 262,000 shares under the Initial Offering and commenced our principal operations. Prior to such date, we were considered a development stage company. We terminated the Initial Offering on October 1, 2010. At the completion of the Initial Offering, a total of approximately 217.5 million shares of common stock had been sold, including approximately 211.6 million shares sold in the primary offering and approximately 5.9 million shares sold pursuant to the DRIP for gross proceeds of $2.2 billion. The remaining approximately 32.5 million unsold shares in the Initial Offering were deregistered.

On September 22, 2010, the Registration Statement on Form S-11 for a follow-on offering of 275.0 million shares of common stock was declared effective by the Securities and Exchange Commission (the “Follow-on Offering,” and collectively with the Initial Offering, the “Offerings”). Of the shares registered in the Follow-on Offering, we are offering up to 250.0 million shares in a primary offering at a price of $10.00 per share and up to 25.0 million shares under an amended and restated DRIP at a price of $9.50 per share. We commenced sales of the common stock pursuant to the Follow-on Offering after the termination of the Initial Offering on October 1, 2010. We intend to use substantially all of the net proceeds from the Offerings to continue to acquire and operate a diversified portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates.

As of December 31, 2010, we had issued approximately 31.8 million shares of common stock in the Follow-on Offering, including approximately 29.5 million shares sold in the primary offering and approximately 2.3 million shares sold pursuant to the DRIP for gross offering proceeds of $316.3 million before share redemptions of $3.7 million and offering costs, selling commissions and dealer manager fees of $31.9 million. Combined with the gross proceeds from the Initial Offering, we had aggregate gross proceeds from the Offerings of $2.5 billion (including shares sold pursuant to our DRIP) as of December 31, 2010, before share redemptions of $11.9 million and offering costs, selling commissions, and dealer management fees of $241.0 million.

As of March 30, 2011, we had received $2.8 billion in aggregate gross proceeds through the issuance of approximately 279.6 million shares of our common stock pursuant to the Offerings. As of March 30, 2011, $1.9 billion in shares (approximately 192.7 million shares) remained available for sale in the Follow-on Offering, exclusive of shares available under the amended and restated DRIP.

We admit, and intend to continue to admit, new stockholders pursuant to the Follow-on Offering at least weekly, although we typically do so on a daily basis. All subscription proceeds are held in a separate account until the subscribing investors are admitted as stockholders. Upon admission of new stockholders, subscription proceeds are released to us and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses, debt service costs and operating expenses. We may use a portion of the net proceeds from the Offerings to fund all or part of our distributions to stockholders. Such distributions may constitute a return of capital and reduce the amount of capital we ultimately invest in properties. Until required for use, net offering proceeds are held in short-term, liquid investments.

Our goal is to sell our company, liquidate our portfolio or list our shares of common stock for trading on a national securities exchange at a time and in a method recommended by our advisor and determined by our independent directors to be in the best interest of our stockholders. At this time, we have no present intention to sell our company, liquidate our portfolio or list our shares. Our stock is not currently listed on the national securities exchange. We do not anticipate that there will be any market for our common stock unless and until our shares are listed. If we do not list our shares of common stock on a national securities exchange within ten years of termination of the Initial Offering, our charter requires that we either: (1) seek stockholder approval of an extension or elimination of the listing deadline; or (2) seek stockholder approval of the liquidation and dissolution of our corporation.

If we seek and do not obtain stockholder approval of an extension or elimination of the listing deadline, we would then be required to seek stockholder approval of our liquidation and dissolution. If we seek and obtain stockholder approval of our liquidation and dissolution, we would begin an orderly sale of our assets and distribute, subject to our advisor’s subordinated participation, our net proceeds to our stockholders. If we do not obtain such stockholder approval, our charter would not require us to list or liquidate and we could continue to operate as before. In such event, there would be no public market for shares of our common stock and investors could be required to hold the shares indefinitely.

Investment Objectives

Our primary investment objectives are:

•	to acquire quality commercial real estate properties, net leased under long-term leases to creditworthy tenants, which provide current operating cash flows;

•	to provide reasonably stable, current income for our stockholders through the payment of cash distributions; and

•	to provide the opportunity to participate in capital appreciation in the value of our investments.

We cannot assure investors that we will achieve these investment objectives. Our board of directors may revise our investment policies, as described below, without the concurrence of our stockholders. However, our board of directors will not amend our charter, including any investment policies that are provided in our charter, without the concurrence of a majority of the outstanding shares, except for amendments that do not adversely affect the rights, preferences and privileges of our stockholders. Our independent directors review our investment policies at least annually to determine that our policies are in the best interest of our stockholders.

Acquisition and Investment Policies

Types of Investments

We invest primarily in income-producing necessity retail properties that are single-tenant or multi-tenant “power centers,” which are leased to national and regional creditworthy tenants under long-term leases, and are strategically located throughout the United States and U.S. protectorates. Necessity retail properties are properties leased to retail tenants that attract consumers for everyday needs, such as pharmacies, home improvement stores, national superstores, restaurants and regional retailers.

For over three decades, our sponsor, Cole Real Estate Investments, has developed and utilized this investment approach in acquiring and managing core commercial real estate assets primarily in the retail sector but in the office and industrial sectors as well. We believe that our sponsor’s experience in assembling real estate portfolios, which principally focus on national and regional creditworthy tenants subject to long-term leases, will provide us with a competitive advantage. In addition, our sponsor has built a business of over 200 employees, who are experienced in the various aspects of acquiring, financing and managing commercial real estate, and that our access to these resources also will provide us with an advantage.

We also have invested and expect to continue to invest in other income-producing properties, such as office and industrial properties, which may share certain core characteristics with our retail investments, such as a principal creditworthy tenant, a long-term net lease, and a strategic location. Investments in these types of office and industrial properties, which are essential to the business operations of the tenant, will assist in accomplishing our goal of providing investors with a relatively stable stream of current income and an opportunity for capital appreciation.

We have and expect to continue to further diversify our portfolio by making and investing in mortgage, bridge or mezzanine loans, or in participations in such loans, secured directly or indirectly by the same types of commercial properties that we may acquire directly, and we may invest in other real estate-related securities. We may acquire properties under development or that require substantial refurbishment or renovation. We also have acquired and may continue to acquire majority or minority interests in other entities (or business units of such entities) with investment objectives similar to ours or with management, investment or development capabilities that our board of directors deems desirable or advantageous to acquire. We will not forgo a high quality investment because it does not precisely fit our expected portfolio composition. Our board of directors has broad discretion to change our investment policies in order for us to achieve our investment objectives.

Many of our properties are leased to tenants in the chain or franchise retail industry, including but not limited to convenience stores, drug stores and restaurant properties. Increasingly, however, we are acquiring properties that are, or will be, leased to large national retailers, either standing alone or as part of “power centers,” which are comprised of big box national, regional and local retailers. We also have acquired and may acquire additional multi-tenant retail properties. Our advisor monitors industry trends and identifies properties on our behalf that serve to provide a favorable return balanced with risk. Our management primarily targets regional or national name brand retail businesses with established track records. We generally intend to hold each property for a period in excess of five years.

We believe that our general focus on the acquisition of a large number of single-tenant and multi-tenant necessity retail properties net leased to creditworthy tenants presents lower investment risks and greater stability than other sectors of today’s commercial real estate market. By acquiring a large number of single-tenant and multi-tenant retail properties, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objective of cash flow from our overall portfolio. We believe this approach can result in less risk to investors than an investment approach that targets other asset classes. In addition, we believe that retail properties under long-term triple net and double net leases offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and, with respect to single-tenant properties, often offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slow downs or downturns in local markets. Our management believes that a portfolio consisting of both freestanding, single-tenant retail properties and multi-tenant retail properties anchored by large national retailers will enhance our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors and by making a possible listing of our shares attractive to the public investment community.

To the extent feasible, we seek to achieve a well-balanced portfolio diversified by geographic location, age and lease maturities of the various properties. We pursue properties leased to tenants representing a variety of retail industries to avoid concentration in any one industry. These industries include all types of retail establishments, such as big box retailers, convenience stores, drug stores and restaurant properties. Tenants of our properties also are diversified between national, regional and local brands. We generally target properties with lease terms in excess of ten years. We may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics. We currently expect all of our acquisitions will be in the United States, including U.S. protectorates.

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

There is no limitation on the number, size or type of properties that we have acquired, or may continue to acquire, or on the percentage of net proceeds of the Offerings that may be invested in a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties, and the amount of proceeds raised in the Offerings.

We incur debt to acquire properties consistent with borrowing policies approved by our board of directors. In addition, from time to time, we have acquired and may continue to acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We use the proceeds from these loans to acquire additional properties. See “— Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.

Real Estate Underwriting Process

In evaluating potential property acquisitions consistent with our investment objectives, our advisor applies a well-established underwriting process to determine the creditworthiness of potential tenants. Similarly, our advisor applies credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. Many of the tenants of our properties are and will be national or regional retail chains that are creditworthy entities having high net worth and operating income. The underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information our advisor may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by our advisor. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case our advisor analyzes the creditworthiness of the guarantor.

In evaluating the credit worthiness of a tenant or prospective tenant, our advisor may not always use specific quantifiable standards, and may consider many factors, including debt rating agencies, such as Moody’s and Standard & Poor’s, and/or the proposed terms of the acquisition. When using debt rating agencies, a tenant typically will be considered creditworthy when the tenant has an “investment grade” debt rating by Moody’s of Baa3 or better, credit rating by Standard & Poor’s of BBB- or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of creditworthy tenants in the future. However, other factors may be present that would cause us to consider a prospective tenant creditworthy even if it does not have an investment-grade rating. Other factors our advisor may consider include the operating history of the property with such tenant or tenants, the tenant’s or tenants’ market share and track record within its industry segment, the general health and outlook of the tenant’s or tenants’ industry segment, and the lease length and terms at the time of the acquisition.

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

Standard & Poor’s assigns a credit rating to companies and to each issuance or class of debt issued by a rated company. A Standard & Poor’s credit rating of BBB-, which is the lowest investment grade rating given by Standard & Poor’s, is assigned to companies that exhibit adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the company to meet its financial commitments. A Standard & Poor’s credit rating of AAA+, which is the highest investment grade rating given by Standard & Poor’s, is assigned to companies with extremely strong capacities to meet their financial commitments. Thus, investment grade tenants will be judged by Standard & Poor’s to have at least adequate protection parameters, and will in some cases have extremely strong financial positions.

Description of Leases

We expect, in most instances, to continue to acquire tenant properties with existing leases. Many of our leases are what are known as triple net or double net leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. Triple net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any. Double net leases typically hold the landlord responsible for the roof and structure, or other aspects of the property, while the tenant is responsible for all remaining expenses associated with the property. Triple net and double net leases help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. In respect of multi-tenant properties, we expect to continue to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We have limited ability to revise the terms of leases to those tenants. Office space may be subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount and we would pay for all property charges regularly incurred by our ownership or the office.

We anticipate that a majority of our future acquisitions will have lease terms of ten years or more at the time of the property acquisition. We have acquired and may continue to acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also contain provisions that increase the amount of base rent payable at points during the lease term and/or that require the tenant to pay rent based upon a percentage of the tenant’s revenues. Percentage rent can be calculated based upon a number of factors. Under triple and double net leases, the tenants are generally required to pay the real estate taxes, insurance, utilities and common area maintenance charges associated with the properties. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we have obtained and may continue to obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss.

Some leases require that we procure insurance for both commercial general liability and property damage; however, generally, the premiums are fully reimbursable from the tenant. In such instances, the policy will list us as the named insured and the tenant as the additional insured. Tenants are required to provide proof of insurance by furnishing a certificate of insurance to our advisor on an annual basis. The insurance certificates are tracked and reviewed for compliance by our advisor’s property and risk management departments.

In general, we do not permit leases to be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, generally the original tenant will remain fully liable under the lease unless we release that tenant from its obligations under the lease.

Real Estate Investment Decisions

Our advisor has substantial discretion with respect to the selection of our specific investments, subject to our investment and borrowing policies, which are approved by our board of directors. In pursuing our investment objectives and making investment decisions on our behalf, our advisor evaluates the proposed terms of the investment against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases and the creditworthiness of the tenant, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.

Our advisor procures and reviews an independent valuation estimate on the proposed investment. In addition, our advisor, to the extent such information is available, considers the following:

•	tenant rolls and tenant creditworthiness;

•	a property condition report;

•	unit level store performance;

•	property location, visibility and access;

•	age of the property, physical condition and curb appeal;

•	neighboring property uses;

•	local market conditions including vacancy rates;

•	area demographics, including trade area population and average household income;

•	neighborhood growth patterns and economic conditions;

•	presence of nearby properties that may positively or negatively impact store sales at the subject property; and

•	lease terms including length of lease term, scope of landlord responsibilities, presence and frequency of contractual rental increases, renewal option provisions, exclusive and permitted use provisions, co-tenancy requirements, tenant purchase options, termination options, projected net cash flow yield and projected internal rates of return.

Our advisor considers whether properties are leased by, or have leases guaranteed by, companies that maintain an investment grade rating by either Standard and Poor’s or Moody’s Investor Services. Our advisor also will consider non-rated and non-investment grade rated tenants that we consider creditworthy, as described in “— Real Estate Underwriting Process” above.

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

We generally will not purchase any property unless and until we also obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property. However, we may purchase a property without obtaining such assessment if our advisor determines the assessment is not necessary under the circumstances. A Phase I environmental site assessment basically consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to asses surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel who perform a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate vicinity of the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, ground water or building materials from the property and may not reveal all environmental hazards on a property.

We have and may continue to enter into purchase and sale arrangements with a seller or developer of a suitable property under development or construction. In such cases, we are obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance. In such cases, prior to our acquiring the property, we generally would receive a certificate of an architect, engineer or other appropriate party, stating that the property complies with all plans and specifications. If renovation or remodeling is required prior to the purchase of a property, we expect to pay a negotiated maximum amount to the seller upon completion. We do not currently intend to construct or develop properties or to render any services in connection with such development or construction but we may do so in the future.

In determining whether to purchase a particular property, we may, in accordance with customary practices, obtain an option on such property. The amount paid for an option, if any, normally is surrendered if the property is not purchased and normally is credited against the purchase price if the property is purchased.

In purchasing, leasing and developing properties, we will be subject to risks generally incident to the ownership of real estate. See Item 1A. “Risk Factors — General Risks Related to Investments in Real Estate.”

Ownership Structure

Our investment in real estate generally takes the form of holding fee title or a long-term leasehold estate. We acquire such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by our operating partnership. We have acquired and may continue to acquire properties by acquiring the entity that holds the desired properties. We also have acquired and may continue to acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of our advisor.

We have purchased and may continue to purchase properties and lease them back to the sellers of such properties. While we use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease” and so that we are treated as the owner of the property for federal income tax purposes, the Internal Revenue Service could challenge this characterization. In the event that any sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.

Joint Venture Investments

We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of our advisor, including other real estate programs sponsored by affiliates of our advisor, and other third parties for the acquisition, development or improvement of properties or the acquisition of other real estate-related investments. We have and may continue to also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, our advisor will evaluate the underlying real property or other real estate-related investment using the same criteria described above in “— Real Estate Investment Decisions” for the selection of our real property investments. Our advisor also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.

Our general policy is to invest in joint ventures only when we will have a right of first refusal to purchase the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. In the event that the co-venturer elects to sell all or a portion of the interests held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the joint venture. In the event that any joint venture with an affiliated entity holds interests in more than one asset, the interest in each such asset may be specially allocated between us and the joint venture partner based upon the respective proportion of funds deemed invested by each co-venturer in each such asset.

Our advisor’s officers and key persons may have conflicts of interest in determining which real estate program sponsored by Cole Real Estate Investments should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our advisor’s officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since some or all of our advisor’s officers and key persons will also advise the affiliated co-venturer, agreements and transactions between us and any other Cole-sponsored co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.

We may enter into joint ventures with other real estate programs sponsored by Cole Real Estate Investments, or with our sponsor, our advisor, one or more of our directors, or any of their respective affiliates, only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers.

Borrowing Policies

Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. By operating on a leveraged basis, we have more funds available for investment in properties. This allows us to make more investments than would otherwise be possible, resulting in a more diversified portfolio.

There is no limitation on the amount we may borrow against any single improved property. However, pursuant to our charter, we are required to limit our aggregate borrowings to 75% of the cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of December 31, 2010, we had a ratio of debt to total gross real estate assets net of gross intangible lease liabilities of 35% of the original purchase price of our properties.

Our advisor uses its best efforts to obtain financing on the most favorable terms available to us. Our advisor has substantial discretion with respect to the financing we obtain, subject to our borrowing policies, which are approved by our board of directors. Lenders may have recourse to assets not securing the repayment of the indebtedness. Our advisor may refinance properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements and an increase in property ownership if some refinancing proceeds are reinvested in real estate.

Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we have purchased and may continue to purchase properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio.

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. Recently, the volume of mortgage lending for commercial real estate has increased and lending terms have improved; however, such lending activity is significantly less than previous levels. Although lending market conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We have managed, and expect to continue to manage, the current mortgage lending environment by utilizing borrowings on our two existing credit facilities (the “Credit Facilities”) or considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing. We have acquired, and expect to continue to acquire, our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.

We may not borrow money from any of our directors or from our advisor or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. During the year ended December 31, 2009, we acquired a 100% interest in six single-tenant net leased commercial properties for an aggregate purchase price of $46.2 million from affiliates of our advisor. The acquisitions were acquired with the use of cash from net proceeds of the Initial Offering, and the issuance of $41.6 million of variable rate loans from affiliates of our advisor. The loans were repaid in full during the year ended December 31, 2009, with gross offering proceeds and cash flows generated from operations. We did not acquire any properties or borrow any funds from affiliates of our advisor during the year ended December 31, 2010.

Disposition Policies

We intend to hold each property we acquire for an extended period of time, generally eight to ten years from the time of acquisition. However, circumstances might arise that could result in the early sale of some properties. We may sell a property before the end of the expected holding period if we believe the sale of the property would be in the best interests and our stockholders. As of December 31, 2010, we had not sold any properties.

The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions and current tenant creditworthiness, with a view to achieving maximum capital appreciation. There can be no assurance that this objective will be realized. The selling price of a property that is net leased will be determined in part by the amount of rent payable remaining under the lease and the economic conditions at that time. In connection with our sales of properties we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by customs in the area in which the property being sold is located and the then-prevailing economic conditions.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with CR III Advisors and its affiliates, including conflicts related to the arrangements pursuant to which we will compensate our advisor and its affiliates. While our independent directors will act on our behalf, our agreements and compensation arrangements with our advisor and its affiliates may not be determined by arm’s-length negotiations, since the approval process may be impacted by the fact that our stockholders invested with the understanding and expectation that an affiliate of Cole Real Estate Investments would act as our advisor. Some of the potential conflicts of interest in our transactions with our advisor and its affiliates, and certain conflict resolution procedures set forth in our charter, are described below.

Our officers and affiliates of our advisor will try to balance our interests with the interests of real estate programs sponsored by Cole Real Estate Investments to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of our stock. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.

Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise, and all of our directors have a fiduciary obligation to act on behalf of our stockholders.

Interests in Other Real Estate Programs

Affiliates of our advisor act as an advisor to, and our executive officers and at least one of our directors act as officers and/or directors of Cole Credit Property Trust, Inc. (“CCPT I”), Cole Credit Property Trust II, Inc. (“CCPT II”), and/or Cole Corporate Income Trust, Inc. (“CCIT”), REITs that have investment objectives and targeted assets similar to ours. CCPT I is no longer offering shares for investment, and currently is not pursuing acquisitions of additional properties. In the event that CCPT sells one or more of its assets, it may seek to acquire additional properties, which may be similar to properties in which we invest. CCPT II is no longer offering shares for investment to the public; however, it has registered up to 30.0 million of shares to be offered pursuant to its distribution reinvestment plan and may continue to invest in real estate. In the event that CCPT I or CCPT II pursues investment options, they may seek to acquire additional properties, which may be similar to properties in which we invest. CCIT is offering up to a maximum of 250.0 million shares of common stock in a primary offering and up to 50.0 million shares pursuant to a distribution reinvestment plan, and is currently pursuing acquisitions of properties. We anticipate that certain investments that will be appropriate for investment by us also will be appropriate for investment by CCIT. Affiliates of our advisor also act as an advisor to, and our executive officers act as officers and/or directors of two additional real estate investment programs that currently are in registration for their initial public offerings. Affiliates of our directors and officers, and entities owned or managed by such affiliates also may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our directors and officers, and entities owned or managed by such affiliates, intend to form additional real estate investment entities in the future, whether public or private, which can be expected to have the same or similar investment objectives and policies as we do and which may be involved in the same geographic area. Our advisor, its affiliates and affiliates of our directors and officers are not obligated to present to us any particular investment opportunity that comes to their attention, even if such opportunity is of a character that might be suitable for investment by us. Our advisor and its affiliates, as well as our officers and affiliated directors, likely will experience conflicts of interest as they simultaneously perform services for us and other real estate programs sponsored by Cole Real Estate Investments.

Any affiliated entity, whether or not currently existing, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent that affiliates own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with the affiliate’s property for tenants or purchasers.

Every transaction that we enter into with our advisor or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and our advisor, any of its affiliates or another real estate program sponsored by Cole Real Estate Investments.

Other Activities of CR III Advisors and its Affiliates

We rely on CR III Advisors for the day-to-day operation of our business. As a result of the interests of members of its management in other real estate programs sponsored by Cole Real Estate Investments and the fact that they also are engaged and will continue to engage in other business activities, CR III Advisors and its officers, key persons and respective affiliates have conflicts of interest in allocating their time between us and other real estate programs sponsored by Cole Real Estate Investments and other activities in which they are involved. However, CR III Advisors believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the real estate programs sponsored by Cole Real Estate Investments and other ventures in which they are involved.

In addition, most of our executive officers, including Christopher H. Cole, who also serves as the chairman of our board of directors, also serve as an officer of our advisor, our property manager, our dealer manager and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities, as applicable, which may conflict with the fiduciary duties that he owes to us and our stockholders.

Transactions with Our Advisor and its Affiliates

Other than as set forth below, our board of directors has adopted a policy to prohibit acquisitions and loans from or to affiliates of our advisor. From time to time, our advisor may direct certain of its affiliates to acquire properties that would be suitable investments for us or our advisor may create special purposes entities to acquire properties that would be suitable investments for us. Subsequently, we may acquire such properties from such affiliates of our advisor but only at cost, including acquisition-related expenses. In addition, any and all acquisitions from affiliates of our advisor must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as being fair and reasonable to us and at a price to us that is no greater than the cost of the property to the affiliate of our advisor. In no event will we acquire a property from an affiliate of our advisor if the cost to us would exceed the property’s current appraised value as determined by an independent appraiser.

From time to time, we may borrow funds from affiliates of our advisor, including our sponsor, as bridge financing to enable us to acquire a property when offering proceeds alone are insufficient to do so and third party financing has not been arranged. Any and all such transactions must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties; provided, however, that our advisor or its affiliates may pay costs on our behalf, pending our reimbursement, or we may defer payment of fees to our advisor or its affiliates, neither of which would be considered a loan.

During the year ended December 31, 2009, we acquired a 100% interest in six single-tenant net leased commercial properties for an aggregate purchase price of $46.2 million from affiliates of our advisor. The acquisitions were acquired with the use of cash from net proceeds of the Initial Offering, and the issuance of $41.6 million of variable rate loans from affiliates of our advisor. The loans were repaid in full during the year ended December 31, 2009, with gross offering proceeds and cash flows generated from operations. During the year ended December 31, 2010, we did not purchase any properties from affiliates of our advisor.

Potential Conflicts in Acquiring, Leasing and Reselling of Properties

There is a risk that a potential investment would be suitable for one or more real estate programs sponsored by Cole Real Estate Investments, in which case the officers of our advisor will have a conflict of interest allocating the investment opportunity to us or another program. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another real estate program sponsored by Cole Real Estate Investments. However, in such event, our advisor, with oversight by our board of directors, will determine which program will be first presented with the opportunity. Additionally, our property manager may cause a prospective tenant to enter into a lease for property owned by another real estate program sponsored by Cole Real Estate Investments. In the event that these conflicts arise, our best interests may not be met when persons acting on our behalf and on behalf of other real estate programs sponsored by Cole Real Estate Investments decide whether to allocate any particular property to us or to another real estate program sponsored by Cole Real Estate Investments.

Conflicts of interest will exist to the extent that we may acquire, or seek to acquire, properties in the same geographic areas where properties owned by other real estate programs sponsored by Cole Real Estate Investments are located. In such a case, a conflict could arise in the acquisition or leasing of properties in the event that we and another real estate program sponsored by Cole Real Estate Investments were to compete for the same properties or tenants, or a conflict could arise in connection with the resale of properties in the event that we and another real estate program sponsored by Cole Real Estate Investments were to attempt to sell similar properties at the same time including in particular in the event another real estate program sponsored by Cole Real Estate Investments liquidates at approximately the same time as us. Conflicts of interest may also exist at such time as we or our affiliates managing property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances. Our advisor will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, our advisor will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for re-sales or leasing of the various properties.

Potential Conflicts of Affiliated Dealer Manager

We pay Cole Capital Corporation (“Cole Capital”), our dealer manager, substantial fees in connection with public offerings of shares of our common stock, which could influence Cole Capital’s judgment. In addition, Cole Capital is an affiliate of our advisor and, as a result, is not in a position to make an independent review of the Offerings.

Potential Conflicts of Affiliated Property Manager

Currently, all of our properties are managed and leased by our affiliated property manager, Cole Realty Advisors, Inc. (“Cole Realty”), pursuant to a property management and leasing agreement. Our agreement with Cole Realty has a one-year term, which may be renewed for an unlimited number of successive one-year terms upon the mutual consent of the parties. Each such renewal shall be for a term of no more than one year. It is the duty of our board of directors to evaluate the performance of the property manager annually before renewing the agreement. Both Cole Realty and we may immediately terminate the agreement upon Cole Realty experiencing a bankruptcy, insolvency or liquidation event. Cole Realty also serves as property manager for properties owned by other real estate programs sponsored by Cole Real Estate Investments, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the rental income received by the managed properties.

Receipt of Fees and Other Compensation by CR III Advisors and Its Affiliates

We have incurred, and expect to continue to incur, commissions, fees and expenses payable to CR III Advisors and affiliates in connection with the Offerings and the acquisition and management of our assets, including selling commissions, dealer manager fees, acquisition and advisory fees, financing coordination fees, property management and leasing fees, asset management fees, real estate commissions, organization and offering expenses, acquisition expenses and operating expenses. In connection with the sale of properties, we may pay CR III Advisors and affiliates real estate commissions and subordinated participation in net sale proceeds and subordinated performance fees. However, the subordinated participation in net sale proceeds and the subordinated performance fees payable or reimbursable to CR III Advisors and its affiliates relating to the net sale proceeds from the sale of properties will only be payable after the return to the stockholders of their capital contributions plus cumulative returns on such capital. Subject to oversight by our board of directors, CR III Advisors will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CR III Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees will generally be payable to CR III Advisors and its affiliates regardless of the quality of the properties acquired or the services provided to us.

Certain Conflict Resolution Procedures

In order to reduce or eliminate certain potential conflicts of interest, our charter contains a number of restrictions relating to (1) transactions we may enter into with our advisor and its affiliates, (2) certain future offerings, and (3) allocation of investment opportunities among affiliated entities. These restrictions include, among others, the following:

•	We will not purchase or lease properties from our sponsor, our advisor, any of our directors or any of their respective affiliates unless a majority of the directors, including a majority of the independent directors, not otherwise interested in such transaction determines that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the seller or lessor, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any property at an amount in excess of its current appraised value. We will not sell or lease properties to our sponsor, our advisor, any of our directors or any of their respective affiliates unless a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction determines that the transaction is fair and reasonable to us.

•	We will not make any loans to our sponsor, our advisor, any of our directors or any of their respective affiliates, except that we may make or invest in mortgage loans involving our sponsor, our advisor, our directors or their respective affiliates, provided, among other things, that an appraisal of the underlying property is obtained from an independent appraiser and the transaction is approved by a majority of the directors, including a majority of the independent directors, not otherwise interested in such transaction as fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. In addition, our sponsor, our advisor, any of our directors and any of their respective affiliates will not make loans to us or to joint ventures in which we are a joint venture partner unless approved by a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•	CR III Advisors and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner; provided, however, CR III Advisors must reimburse us for the amount, if any, by which our total operating expenses, including the advisor asset management fee, paid during the immediately prior four consecutive fiscal quarters exceeded the greater of: (i) 2% of our average invested assets for such year, or (ii) 25% of our net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets, for such year.

•	In the event that an investment opportunity becomes available that may be suitable for both us and one or more other real estate program sponsored by Cole Real Estate Investments , and for which more than one of such entities has sufficient uninvested funds, then CR III Advisors, with oversight by our board of directors, will examine factors including, among others:

•	the anticipated operating cash flows of each entity and the cash requirements of each entity;

•	the effect of the acquisition both on diversification of each entity’s investments by type of property, geographic area and tenant concentration;

•	the amount of funds available to each program and the length of time such funds have been available for investment;

•	the policy of each entity relating to leverage of properties;

•	the income tax effects of the purchase to each entity; and

•	the size of the investment.

If, in the judgment of our advisor, the investment opportunity may be equally appropriate for more than one program, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. It will be the duty of our board of directors, including the independent directors, to ensure that this method is applied fairly to us.

If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such investment, in the opinion of our board of directors and CR III Advisors, to be more appropriate for an entity other than the entity that committed to make the investment, CR III Advisors may determine that another program affiliated with our advisor or its affiliates will make the investment. Our board of directors has a duty to ensure that the method used by CR III Advisors for the allocation of the acquisition of properties by two or more affiliated programs seeking to acquire similar types of properties is applied fairly to us.

We will not enter into any other transaction with our sponsor, our advisor, any of our directors or any of their affiliates, including the acceptance of goods or services from our sponsor, our advisor, any of our directors or any of their affiliates, unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction approve such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Employees

We have no direct employees. The employees of CR III Advisors and other affiliates of our advisor provide services for us related to acquisition, property management, asset management, financing, accounting, investor relations, and administration. The employees of Cole Capital, our affiliated dealer manager, provide wholesale brokerage services.

We are dependent on our advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

We reimburse CR III Advisors and its affiliates expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relations services to us, including personnel costs, subject to certain limitations. During the years ended December 31, 2010 and 2009, $14.0 million and $13.4 million, respectively, was recorded for personnel costs and third-party costs allocated in connection with the issuance of shares pursuant to the Offerings. In addition, during the years ended December 31, 2010 and 2009, $4.7 million and $1.5 million, respectively, were incurred for services provided by CR III Advisors and its affiliates related to the acquisition, management and sale of our assets. During the period ended December 31, 2008, no amounts were recorded for such services.

Insurance

See sections captioned “— Description of Leases” and “— Environmental Matters.”

Reportable Segments

We operate on a consolidated basis in our commercial properties segment. See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.

Competition

As we purchase properties for our portfolio, we are in competition with other potential buyers for the same properties, and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although our properties are currently 99.3% leased and we intend to acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

Concentration of Credit Risk

As of December 31, 2010, we had cash on deposit, including restricted cash, in eight financial institutions, seven of which had deposits in excess of current federally insured levels totaling $110.2 million; however we have not experienced any losses in such accounts. We limit investment of cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on cash.

As of December 31, 2010, no single tenant accounted for greater than 10% of our 2010 gross annualized rental revenues. As of December 31, 2010, tenants in the drugstore, specialty retail, grocery and restaurant industries comprised 14%, 13%, 12% and 10%, respectively, of our 2010 gross annualized rental revenues. Additionally, we have certain geographic concentrations in our property holdings. In particular, as of December 31, 2010, 96 of our properties were located in Texas, accounting for 24% of our 2010 gross annualized rental revenues.

Litigation

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

Environmental Matters

In connection with the ownership and operation of real estate, we potentially may be liable for costs and damages related to environmental matters. We own certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified us against future remediation costs. We also carry environmental liability insurance on our properties which provides coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. See “— Conditions to Closing Our Acquisitions” for a description of the steps we may take to ensure environmental compliance in the properties we acquire.

Available Information

We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed Registration Statements on Form S-11, amendments to our Registration Statements and supplements to our prospectuses in connection with our Offerings. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

ITEM 1A.	RISK FACTORS

Set forth below are investment risks that we believe are material to investors.

Risks Related to an Investment in Cole Credit Property Trust III, Inc.

This investment has limited liquidity. There is no public trading market for our shares and there may never be one; therefore, it will be difficult for you to sell your shares. You should purchase our shares only as a long-term investment.

There currently is no public market for our common stock and there may never be one. In addition, although we have targeted an investment horizon in excess of five years, there is no fixed liquidation date for your investment. If you are able to find a buyer for your shares, you will likely have to sell them at a substantial discount to their market value. It also is likely that your shares would not be accepted as the primary collateral for a loan. You should purchase our shares only as a long-term investment (five years or more) because of the generally illiquid nature of the shares.

You are limited in your ability to sell your shares pursuant to our share redemption program and may have to hold your shares for an indefinite period of time.

Our share redemption program includes numerous restrictions that would limit your ability to sell your shares. Generally, you must have held your shares for at least one year in order to participate in our share redemption program. Subject to funds being available, we will further limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve months prior to the redemption date (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the cap); and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our distribution reinvestment plan. In an effort to accommodate redemption requests throughout the calendar year, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing twelve-month period, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the quarterly caps); however, our board of directors may waive these quarterly limitations in its sole discretion. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any twelve-month period. Our board of directors may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days prior written notice. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.

The offering price for our shares is not based on the book value or net asset value of our current or expected investments or our current or expected cash flow.

The offering price for our shares is not based on the book value or net asset value of our current or expected investments or our current or expected cash flow. Our board of directors does not intend to provide a reasonable estimate of the value of our shares until eighteen months after the end of the Follow-on Offering. Until such time as our board of directors determines a reasonable estimate of the value of our shares, the price of our shares is not intended to reflect the net asset value of our shares.

The value of your investment may be diluted if the offering price for our shares of common stock is less than the value of the shares.

Since the offering price for our shares is not based on the book value or net asset value of our current or expected investments or our current or expected operating cash flows, the value of your shares may, after you purchase them, be diluted if the offering price paid by future investors is lower than their fair value. It may be difficult for you to determine the fair value of our shares; therefore, the total dilution, if any, may be difficult for you to determine.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based principally on cash flow from operations. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting investments for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties as offering proceeds become available, rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to you and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash from operations to make a distribution required to maintain our REIT status.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to pay distributions to you and the value of your investment.

We could suffer from delays in locating suitable investments, particularly if the capital raised in our Offerings outpaces our advisor’s ability to identify potential investments and/or close on acquisitions. Delays we encounter in the selection and/or acquisition of income-producing properties likely would adversely affect our ability to pay distributions to you and the value of your overall returns. The large size of our offering, coupled with competition from other real estate investors, increase the risk of delays in investing our net offering proceeds. If our advisor is unable to identify suitable investments, we will hold the proceeds of the Offerings in an interest-bearing account or invest the proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than the return we expect from our investments in real estate.

We may pay some or all of our distributions from sources other than cash flow from operations, including borrowings and proceeds from the sale of our securities or asset sales. Payments of distributions from sources other than cash flows from operations may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of your investment.

We expect that cash distributions to you generally will be paid from cash available or anticipated from the operating cash flows from our investments in properties, real estate securities, mortgage, bridge or mezzanine loans and other real estate-related assets. However, to the extent that cash flow from operations is insufficient to make distributions to you, we have paid, and in the future may pay, some or all of our distributions from sources other than cash flows from operations, including borrowings and proceeds from the sale of our securities or asset sales. We have no limits on the amounts we may pay from sources other than cash flows from operations. To the extent distributions are paid from sources other than cash flow from operations, we may have less capital available to invest in real estate and other real estate-related investments. This may negatively impact our ability to make investments, reduce current returns and negatively impact the value of your investment.

Because we may pay distributions from sources other than our cash flow from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.

Our organizational documents permit us to make distributions from any source, including the sources described in the risk factor above. Because distribution funds may exceed our cash flow from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow, distributions may be treated as a return of capital and could reduce a stockholder’s basis in our stock. In addition, as of December 31, 2010, we had paid distributions in excess of our cash flow from operations, as defined by accounting principles generally accepted in the United States of America (“GAAP”), and we may continue to pay distributions in excess of our cash flow from operations in the future.

You will not have the opportunity to evaluate our future investments before we make them, which makes an investment in our common stock more speculative.

While we will provide you with information on a regular basis regarding our real estate investments after they are acquired, we will not provide you with a significant amount of information, if any, for you to evaluate our future investments prior to our making them. Since we have not identified specific properties that we intend to purchase with the proceeds from Follow-on Offering, we are considered a “blind pool,” which makes your investment in our common stock speculative. We have established policies relating to the types of investments we will make and the creditworthiness of tenants of our properties, but our advisor will have wide discretion in implementing these policies, subject to the oversight of our board of directors. Additionally, our advisor has discretion to determine the location, number and size of our investments and the percentage of net proceeds we may dedicate to a single investment.

If we do not successfully implement our exit strategy, you could suffer losses on your investment or your shares may continue to have limited liquidity.

Depending upon then-prevailing market conditions, we do not intend to begin the process of selling our company, liquidating our portfolio or listing our shares on a national securities exchange until five or more years after the termination of the Follow-on Offering. Adverse market conditions could result in a sale of our company, liquidation of our portfolio or a listing of our shares in which the sales price, liquidation value or trading price of our shares, as the case may be, is less than the amount you paid to purchase your shares. Alternatively, market conditions and other factors could cause us to delay the sale, liquidation or listing process beyond five years from the termination of the Follow-on Offering. In such event, you could suffer losses on your investment or your shares may continue to have limited liquidity.

If our advisor loses or is unable to obtain key personnel, including in the event another real estate program sponsored by Cole Real Estate Investments internalizes its advisor, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.

Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of our advisor, each of whom would be difficult to replace. Our advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. This could occur, among other ways, if another real estate program sponsored by Cole Real Estate Investments internalizes its advisor. If that occurs, key personnel of our advisor, who also are key personnel of the internalized advisors, would become employees of the other program and would no longer be available to our advisor. Further, we do not intend to separately maintain key person life insurance on Mr. Cole or any other person. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

If our board of directors elects to internalize our management functions in connection with a listing of our shares of common stock on an exchange or other exit strategy, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

In the future, we may undertake a listing of our common stock on an exchange or other exit strategy that may involve internalizing our management functions. If our board of directors elects to internalize our management functions, we may negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share and funds from operations per share attributable to your investment.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would increase significantly. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to you and the value of our shares.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or have a negative effect on our results of operations.

Our participation in a co-ownership arrangement would subject us to risks that otherwise may not be present in other real estate investments.

We may enter in co-ownership arrangements with respect to a portion of the properties we acquire. Co-ownership arrangements involve risks generally not otherwise present with an investment in real estate, such as the following:

•	the co-owner may have goals that are inconsistent with our goals;

•	the co-owner may suffer financial difficulties and be unable to meet all of their obligations under the co-ownership arrangement; and

•	the co-owner may have the ability to make management decisions with respect to the investment that are not in our best interests.

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

Our advisor and its affiliates, including our dealer manager and our property manager, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

Our advisor and its affiliates, including our dealer manager and our property manager, are responsible for all of our day-to-day operations, and are entitled to substantial fees from us for the services they provide. These fees could influence the judgment of our advisor and its affiliates in performing their services. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	public offerings of equity by us, which entitle our dealer manager to fees and will likely entitle our advisor to increased acquisition and asset management fees;

•	property acquisitions or sales, which may result in the payment of fees to our advisor;

•	property acquisitions from other real estate programs sponsored by Cole Real Estate Investments, which might entitle affiliates of our advisor to real estate commissions and possible success-based sale fees in connection with its services for the seller;

•	borrowings to acquire properties, which borrowings will increase the acquisition and asset management fees payable to our advisor; and

•	whether and when we seek to sell our company, liquidate our assets or list our common stock on a national securities exchange, which liquidation or listing could entitle our advisor to the payment of fees.

In addition, fees our advisor receives in connection with transactions involving the purchase and management of an asset are based on the cost or book value of the investment and not on the quality of the investment, the future performance of the investment or the quality of the services rendered to us.

Our advisor faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Pursuant to the terms of our advisory agreement, and in an effort to align the interests of our advisor with our stockholders’ interest, our advisor is entitled to fees that are structured in a manner intended to provide incentives to our advisor to perform in a manner that will enhance returns on our stockholders’ investment in us. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive certain fees regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. For example, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to fees. In addition, our advisory agreement requires us to pay a performance-based termination fee to our advisor in the event that we list our shares for trading on an exchange or in respect of its participation in net sales proceeds. Our advisor will have substantial influence with respect to whether and when our shares are listed on an exchange or our assets are liquidated, and these incentive fees could influence our advisor’s recommendations to us in this regard. Furthermore, our advisor has the right to terminate the advisory agreement upon a change of control of our company and thereby obligate us to pay the performance fee, which could have the effect of delaying, deferring or preventing the change of control.

A number of Cole real estate programs use investment strategies that are similar to ours, therefore our advisor and its and our executive officers may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.

Our sponsor may have simultaneous offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms. As a result, we may be seeking to acquire properties and other real estate-related investments at the same time as one or more of the other real estate programs sponsored by Cole Real Estate Investments managed by officers and key personnel of our advisor and/or its affiliates. In particular, CCIT is currently offering shares of its common stock pursuant to effective registration statements and pursuing acquisitions of assets that may be suitable for us to acquire. Additionally, our sponsor is sponsoring two additional real estate investment programs that currently are in registration for their initial public offerings. Our executive officers and the executive officers of our advisor also are the executive officers of other REITs sponsored by Cole Real Estate Investments and/or their advisors, the general partners of partnerships sponsored by Cole Real Estate Investments and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Real Estate Investments. While the real estate programs sponsored by Cole Real Estate Investments have allocation procedures in place, there is a risk that our advisor’s allocation of investment properties may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate programs sponsored by Cole Real Estate Investments. In addition, we may compete with another real estate program sponsored by Cole Real Estate Investments for tenants and, as a result, we could suffer a loss of revenue due to delays in locating suitable tenants. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since other real estate programs sponsored by Cole Real Estate Investments may be competing with us for these investments. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

Our officers face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.

Each of our executive officers, including Mr. Cole, who also serves as the chairman of our board of directors, also are officers of our advisor and one or more entities affiliated with our advisor, including our property manager, our dealer manager and the advisors to other real estate programs sponsored by Cole Real Estate Investments. As a result, these individuals owe fiduciary duties to these other entities and their stockholders, members and limited partners. These additional fiduciary duties may create conflicts with the duties that they owe to us and our stockholders. There also will be competing demands on their time and resources, creating potential conflicts of interest in allocating their time between our business and these other activities. Should such persons devote insufficient time or resources to our business, it would hinder our ability to successfully implement our business strategy and to generate returns to you.

Our charter permits us to acquire assets and borrow funds from affiliates of our advisor, which could result in conflicts of interest.

Under our charter, we are permitted to acquire properties from affiliates of our advisor, subject to certain limitations and procedures. In the event that we acquire a property from an affiliate of our advisor, we may be foregoing an opportunity to acquire a different property that might be more advantageous to us. In addition, under our charter, we are permitted to borrow funds from affiliates of our advisor, including our sponsor. To the extent that we acquire any properties from affiliates of our advisor or borrow funds from affiliates of our advisor, we may not have the benefit of an arm’s-length negotiation of the type normally conducted between unrelated parties, and such transactions could result in a conflict of interest.

Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we enter into with other real estate programs sponsored by Cole Real Estate Investments, which could result in a disproportionate benefit to another real estate program sponsored by Cole Real Estate Investments.

We may enter into joint ventures with other real estate programs sponsored by Cole Real Estate Investments for the acquisition, development or improvement of properties as well as the acquisition of real-estate related investments. Our advisor and its affiliates may face conflicts of interest in determining which real estate program sponsored by Cole Real Estate Investments should enter into any particular joint venture or co-ownership arrangement. Our advisor and its affiliates also may have a conflict in structuring the terms of the relationship between us and the Cole-affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture and determining when and how to dispose of the joint venture.

Since Mr. Cole and his affiliates control our advisor and other real estate programs sponsored by Cole Real Estate Investments, agreements and transactions between or among the parties with respect to any joint venture or other co-ownership arrangement will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers or co-owners, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive. We have adopted certain procedures for dealing with potential conflicts of interest as described in the section captioned “Conflicts of Interest — Certain Conflict Resolution Procedures” of Item 1 Business.

Risks Related to the Offerings and Our Corporate Structure

The dealer manager is an affiliate of our advisor, therefore you will not have the benefit of an independent review of the prospectus or of us that customarily is performed in underwritten offerings.

The dealer manager, Cole Capital, is an affiliate of our advisor and, as a result, is not in a position to make an independent review of us or the Follow-on Offering. Accordingly, you will have to rely on your own broker-dealer to make an independent review of the terms of the Follow-on Offering. If your broker-dealer conducts an independent review of the Follow-on Offering, and/or engages an independent due diligence reviewer to do so on its behalf, we expect that we will pay or reimburse the expenses associated with such review, which may create conflicts of interest. If your broker-dealer does not conduct such a review, you will not have the benefit of an independent review of the terms of the Follow-on Offering.

Payment of fees and reimbursements to our dealer manager, and our advisor and its affiliates, reduces cash available for investment.

We pay Cole Capital, our dealer manager, up to 9% of our gross offering proceeds in the form of selling commissions and a dealer manager fee, most of which is reallowed to participating broker-dealers. We also reimburse our advisor and its affiliates for up to 1.5% of our gross offering proceeds for other organization and offering expenses. Such payments reduce the amount of cash we have available to invest in properties and result in a lower total return to you than if we were able to invest 100% of the gross proceeds from the Offerings in properties. Moreover, dealer manager fees and selling commissions are included in the $10 per share offering price, therefore our offering price does not, and is not intended to, reflect our net asset value. In addition, we pay substantial fees to our advisor and its affiliates for the services they perform for us. The payment of these fees reduces the amount of cash available for investment in properties.

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of our outstanding shares or more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of common stock. These restrictions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our charter permits our board of directors to issue up to 1.0 billion shares of stock, including 10.0 million shares of preferred stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of any such stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing the removal of incumbent management or a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.

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

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.

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

Under its Control Share Acquisition Act, Maryland law also provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, or officers of the corporation or employees of the corporation who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer, except solely by virtue of a revocable proxy, to exercise voting control in electing directors within specified ranges of voting control. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by Cole Capital Advisors or any affiliate of Cole Capital Advisors. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our advisor or any of its affiliates.

Our charter includes an anti-takeover provision that may discourage a stockholder from launching a tender offer for our shares.

Our charter requires that any tender offer, including any “mini-tender” offer, must comply with Regulation 14D of the Exchange Act. The offering person must provide our company notice of the tender offer at least ten business days before initiating the tender offer. If the offering person does not comply with these requirements, we will have the right to redeem that person’s shares and any shares acquired in such tender offer. In addition, the non-complying person shall be responsible for all of our expenses in connection with that person’s noncompliance. This provision of our charter may discourage a person from initiating a tender offer for our shares and prevent you from receiving a premium to your purchase price for your shares in such a transaction.

If we are required to register as an investment company under the Investment Company Act of 1940, as amended, we could not continue our business, which may significantly reduce the value of your investment.

We are not registered as an investment company under the Investment Company Act of 1940, as amended (Investment Company Act), pursuant to an exemption in Section 3(c)(5)(C) of the Investment Company Act and certain No-Action Letters from the Securities and Exchange Commission. Pursuant to this exemption: (1) at least 55% of our assets must consist of real estate fee interests or loans secured exclusively by real estate or both; (2) at least 25% of our assets must consist of loans secured primarily by real estate (this percentage will be reduced by the amount by which the percentage in (1) above is increased); and (3) up to 20% of our assets may consist of miscellaneous investments. We intend to monitor compliance with these requirements on an ongoing basis. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates;

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations; and

•	potentially, compliance with daily valuation requirements.

In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after the offering ends. If we are unable to invest a significant portion of the proceeds of the Offerings in properties within one year of the termination of the respective offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. This would reduce the cash available for distribution to investors and possibly lower your returns.

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

Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders generally have a right to vote only on the following:

•	the election or removal of directors;

•	any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, to change our name, to change the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock or to effect certain reverse stock splits; provided, however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

•	our dissolution; and

•	a merger or consolidation of the sale or other disposition of all or substantially all of our assets.

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

Your interest in us will be diluted if we issue additional shares.

Existing stockholders and potential investors in the Offerings do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 1.0 billion shares of stock, of which 990.0 million shares are designated as common stock and 10.0 million are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. Investors purchasing shares in the Offerings likely will suffer dilution of their equity investment in us, in the event that we (1) sell shares in the Offerings or sell additional shares in the future, including those issued pursuant to our DRIP, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of CCPT III OP. In addition, the partnership agreement for CCPT III OP contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored by Cole Real Estate Investments, to merge into or cause the exchange or conversion of their interest in that entity for interests of CCPT III OP. Because the limited partnership interests of CCPT III OP may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between CCPT III OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.

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

Many of our properties are occupied by only one tenant or derive a majority of its rental income from a limited number of major tenants and, therefore, the success of those properties is materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose revenue from the property and force us to find an alternative source of revenue to meet any expenses associated with the property and prevent a foreclosure if the property is subject to a mortgage. In the event of a default by a single or major tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, we may not be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions to you.

A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.

We expect that our properties will continue to be diverse according to geographic area and industry of our tenants. However, in the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.

If a major tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions to you.

We may experience concentration in one or more tenant. Any of our tenants, or any guarantor of one of our tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.

The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant lease, and could ultimately preclude full collection of these sums. Such an event also could cause a decrease or cessation of current rental payments, reducing our operating cash flows and the amount available for distributions to you. In the event a tenant or lease guarantor declares bankruptcy, the tenant or its trustee may not assume our lease or its guaranty. If a given lease or guaranty is not assumed, our operating cash flows and the amounts available for distributions to you may be adversely affected. The bankruptcy of a major tenant could have a material adverse effect on our ability to pay distributions to you.

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

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the gross proceeds from the Offerings to buy real estate and real estate-related investments and to pay various fees and expenses. We intend to reserve only approximately 0.1% of the gross proceeds from the Offerings for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

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

Our properties, including those that we acquire in the future, are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating expenses. While many of our property leases require the tenants to pay all or a portion of these expenses, some of our leases or future leases may not be negotiated on that basis, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to you.

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

The current market environment may adversely affect our operating results, financial condition and ability to pay distributions.

The global financial markets have undergone pervasive and fundamental disruptions since mid-2007. The disruptions in the global financial markets had an adverse impact on the availability of credit to businesses generally. To the extent that the global economic recession continues and/or intensifies, it has the potential to materially affect the value of our properties and other investments we make, the availability or the terms of financing that we may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The current market environment also could affect our operating results and financial condition as follows:

•	Debt Markets — Although there are signs of recovery, the real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies. Should overall borrowing costs increase, either by increases in the index rates or by increases in lender spreads, our operations may generate lower returns. In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) limits the ability of real estate investors to make new acquisitions and to potentially benefit from reduced real estate values or to realize enhanced returns on real estate investments; (2) has slowed real estate transaction activity; and (3) may result in an inability to refinance debt as it becomes due. In addition, the state of the debt markets could have a material impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital.

•	Real Estate Markets — The recent global economic recession has caused commercial real estate values to decline substantially. As a result, there may be uncertainty in the valuation, or in the stability of the value, of the properties we acquire that could result in a substantial decrease in the value of our properties after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in earnings.

•	Government Intervention — The disruptions in the global financial markets have led to extensive and unprecedented government intervention. Although the government intervention is intended to stimulate the flow of capital and to strengthen the U.S. economy in the short term, it is impossible to predict the actual effect of the government intervention and what effect, if any, additional interim or permanent governmental intervention may have on the financial markets and/or the effect of such intervention on us.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We diversify our cash and cash equivalents, and will continue to do so, among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor per insured bank. We have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

Generally, each of our tenants is, and we expect, will be, responsible for insuring its goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts that our advisor determines are sufficient to cover reasonably foreseeable losses. Tenants of single-user properties leased on a triple net basis typically are required to pay all insurance costs associated with those properties. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

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

Some of our properties are, and we expect certain additional properties will be contiguous to other parcels of real property, comprising part of the same retail center. In connection with such properties, we are subject to significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions to you.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

While we do not currently intend to do so, we may use proceeds from the Offerings to acquire properties upon which we will construct improvements. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

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

We have and may continue to enter into one or more contracts, either directly or indirectly through joint ventures with affiliates or others, to acquire real property from a development company that is engaged in construction and development of commercial real properties. Properties acquired from a development company may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by a development company, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property. At the time of contracting and the payment of the earnest money deposit by us, the development company typically will not have acquired title to any real property. Typically, the development company will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may enter into such a contract with the development company even if at the time we enter into the contract, we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:

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

If we do not have enough reserves for capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash flow from operations, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased operating cash flows as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

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

Our properties generally are subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we may not be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for the Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.

A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.

The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancellable lease term is more than 75% of the useful life of the asset; or (iv) if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) initiated a joint project to develop new guidelines to lease accounting. The FASB and IASB (collectively, the “Boards”) issued an Exposure Draft on August 17, 2010 (the “Exposure Draft”), which proposes substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to you.

The Exposure Draft does not include a proposed effective date and is still being deliberated and subject to change; however, the Boards have indicated that they plan to issue a final standard regarding lease accounting in 2011.

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

Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any individual property or other investment. However, under our charter, we are required to limit our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in our next quarterly report along with a justification for such excess borrowing. Moreover, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. We expect that during the period of the Offerings, high debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to you and could result in a decline in the value of your investment.

We do not intend to incur mortgage debt on a particular property unless we believe the property’s projected operating cash flow is sufficient to service the mortgage debt. However, if there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, the amount available for distributions to you may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We have given, and in the future may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we are responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to you will be adversely affected, which could result in our losing our REIT status and would result in a decrease in the value of your investment.

High interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to you.

We run the risk of being unable to finance or refinance our properties on favorable terms or at all. If interest rates are higher when we desire to mortgage our properties or when existing loans come due and the properties need to be refinanced, we may not be able to finance the properties and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our properties could reduce the number of properties we can acquire, which could reduce our operating cash flows and the amount of cash distributions we can make to you. Higher costs of capital also could negatively impact operating cash flows and returns on our investments.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to you.

We have incurred, and in the future may incur additional indebtedness that bears interest at a variable rate. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our operating cash flows and our ability to pay distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

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

We have entered into, and in the future may use additional derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates on loans secured by our assets and investments in CMBS. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.

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

Aside from investments in real estate, we are permitted to invest in real estate-related securities, including securities issued by other real estate companies, CMBS mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, and we may invest in real estate-related securities of both publicly traded and private real estate companies. We are focused, however, on acquiring interests in retail and other income-producing properties. We may not have the expertise necessary to maximize the return on our investment in real estate-related securities. If our advisor determines that it is advantageous to us to make the types of investments in which our advisor or its affiliates do not have experience, our advisor intends to employ persons, engage consultants or partner with third parties that have, in our advisor’s opinion, the relevant expertise necessary to assist our advisor in evaluating, making and administering such investments.

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

Federal Income Tax Risks

Failure to continue to qualify as a REIT would adversely affect our operations and our ability to make distributions.

If we fail to continue to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to you because of the additional tax liability. In addition, distributions to you would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to continue to qualify as a REIT would adversely affect the return on your investment.

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

If you participate in our DRIP, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a nontaxable distribution. In addition, you will be treated, for tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.

Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

Tax legislation enacted in 2003, as amended 2005 and 2010, generally reduces the maximum U.S. federal income tax rate for distributions payable by corporations to domestic stockholders that are individuals, trusts or estates to 15% prior to 2013. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15% preferential rate. Our distributions will be taxed as ordinary income at the non-preferential rate, to the extent they are from our current or accumulated earnings and profits; to the extent distributions exceed our current or accumulated earnings and profits, they will be treated first as a nontaxable distribution, reducing the tax basis in each U.S. stockholder’s shares (but not below zero), then the distributions will be taxed as gain from the sale of shares. You should discuss the difference in treatment of REIT distributions and regular corporate distributions with your tax advisor.

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

Even if we maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of CCPT III OP or at the level of the other entities through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to you.

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

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and in 2010. One of the changes affected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2013. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” that other corporations are typically subject to.

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

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, known as FIRPTA, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will continue to qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

For qualified accounts, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, it is possible that you may be subject to the imposition of significant excise taxes and penalties with respect to the amount invested. In order to avoid triggering additional taxes and/or penalties, if you intend to invest in our shares through pension or profit-sharing trusts or IRAs, you should consider additional factors.

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

As of December 31, 2010, we owned, through separate wholly-owned limited partnerships or limited liability companies, a portfolio of 447 properties located in 39 states comprising 17.5 million gross rentable square feet of commercial space including square feet of buildings which are on land subject to ground leases for an aggregate purchase price of $2.9 billion. As of December 31, 2010, 332 of the properties were freestanding, single-tenant retail properties, 94 of the properties were freestanding, single-tenant commercial properties and 21 of the properties were multi-tenant retail properties. As of December 31, 2010, 99.3% of our rentable square feet was leased, with an average remaining lease term of 15.3 years. As of December 31, 2010, we had outstanding debt of $1.1 billion, secured by certain of our properties and the related tenant leases.

In addition, through three joint venture arrangements, as of December 31, 2010, we had interests in a land parcel under development comprising 213,000 square feet of land and an interest in an office building comprising 212,000 gross rentable square feet of commercial space (the “Consolidated Joint Ventures”) and an interest in six properties comprising 697,000 gross rentable square feet of commercial space (the “Unconsolidated Joint Venture”). As of December 31, 2010, the Consolidated Joint Ventures held total assets of $33.1 million, which includes $5.3 million of land under development, including related construction costs, and has $3.4 million in construction financing that is non-recourse to us. As of December 31, 2010, the Unconsolidated Joint Venture held total assets of $46.8 million and a non-recourse mortgage note payable of $25.8 million.

Property Statistics

The following table shows the tenant diversification of our wholly-owned real estate assets, based on gross annualized rental revenue, as of December 31, 2010:

			2010 Gross	Percentage of
	Total		Annualized	2010 Gross
	Number	Rentable	Rental Revenue	Annualized
Tenant	of Leases	Square Feet(1)	(In thousands)	Rental Revenue

Microsoft Corporation — technology	1	561,584	$22,698	9%
Albertson’s — grocery	32	1,871,563	22,110	9%
Walgreens — drug store	55	803,723	21,215	8%
CVS — drug store	40	518,908	15,202	6%
Home Depot — home improvement	11	1,841,772	12,382	5%
On The Border — restaurant	26	180,985	8,422	3%
Kohl’s — department store	11	933,331	8,073	3%
Tractor Supply — specialty retail	30	609,106	8,010	3%
HealthNow — healthcare	1	430,458	7,722	3%
L.A. Fitness — fitness and health	7	305,348	5,766	2%
Other	446	9,453,224	120,233	49%

	660	17,510,002	$251,833	100%

(1)	Including square feet of buildings which are on land subject to ground leases.

The following table shows the tenant industry diversification of our wholly-owned real estate assets, based on gross annualized rental revenue, as of December 31, 2010:

			2010 Gross	Percentage of
	Total		Annualized	2010 Gross
	Number	Rentable	Rental Revenue	Annualized
Industry	of Leases	Square Feet(1)	(In thousands)	Rental Revenue

Drugstore	95	1,322,631	$36,417	14%
Specialty Retail	175	2,304,266	32,179	13%
Grocery	45	2,511,138	31,246	12%
Restaurant	119	674,466	24,454	10%
Technology	1	561,584	22,698	9%
Home Improvement	16	2,528,147	15,900	6%
Fitness and Health	14	549,984	10,472	4%
Department Store	18	1,390,135	9,941	4%
Convenience Store	45	190,378	9,889	4%
Discount Retail	16	1,123,738	7,790	3%
Other	116	4,353,535	50,847	21%

	660	17,510,002	$251,833	100%

(1)	Including square feet of buildings which are on land subject to ground leases.

The following table shows the geographic diversification of our wholly-owned real estate assets, based on gross annualized rental revenue, as of December 31, 2010:

			2010 Gross	Percentage of
			Annualized	2010 Gross
	Total Number	Rentable	Rental Revenue	Annualized
Location	of Properties	Square Feet(1)	(In thousands)	Rental Revenue

Texas	96	4,518,293	$60,355	24%
Washington	1	583,179	23,046	9%
Illinois	28	748,485	14,682	6%
California	11	1,277,075	14,612	6%
Arizona	17	1,229,370	12,972	5%
Florida	19	869,848	9,960	4%
New York	5	631,345	9,515	4%
Missouri	16	662,490	7,932	3%
Virginia	18	653,189	7,735	3%
Louisiana	16	711,801	7,034	3%
Other	220	5,624,927	83,990	33%

	447	17,510,002	$251,833	100%

(1)	Including square feet of buildings which are on land subject to ground leases.

Leases

Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of the properties owned provide for initial terms of 10 to 20 years. As of December 31, 2010, the weighted average remaining lease term was 15.3 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain of the leases require us to maintain the roof and structure. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $16,000 to $22.7 million (average of $381,565). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.

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

The following table shows lease expirations of our wholly-owned real estate assets as of December 31, 2010, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2010 Gross	Percentage of
			Annualized	2010 Gross
	Total Number	Leased Square	Rental Revenue	Annualized
Year of Lease Expiration	of Leases	Feet Expiring(1)	(In thousands)	Rental Revenue

2011	19	53,751	$1,198	<1%
2012	40	212,919	3,225	1%
2013	31	236,878	2,004	<1%
2014	22	73,335	1,488	<1%
2015	20	61,448	1,133	<1%
2016	16	487,531	5,642	2%
2017	21	228,408	3,199	1%
2018	31	830,611	9,560	4%
2019	34	779,688	12,148	5%
2020	14	290,501	3,166	1%
Thereafter	412	14,139,911	209,070	83%

	660	17,394,981	$251,833	100%

(1)	Including square feet of buildings which are on land subject to ground leases.

Notes Payable Information

As of December 31, 2010, the Company had $1.1 billion of debt outstanding, consisting of $988.5 million with fixed rates (the “Fixed Rate Debt”), which includes $336.3 million of variable rate debt swapped to fixed rates, $3.4 million outstanding under a construction loan facility (the “Construction Loan”) and $70.0 million outstanding under the Credit Facilities. The Fixed Rate Debt has interest rates ranging from 3.99% to 6.83% per annum and matures on various dates from August 2012 to January 2021. The Construction Loan has a variable interest rate of LIBOR plus 350 basis points, not to be less than 5.00%, and matures on May 17, 2011. See Note 8 to our consolidated financial statements that are part of this Annual Report on Form 10-K for terms of the Credit Facilities. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the total debt outstanding was $2.1 billion as of December 31, 2010. Additionally, the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities was 35% and the weighted average years to maturity was 6.6 years.

The notes payable contain customary default provisions and may generally be prepaid subject to meeting certain requirements and payment of a prepayment premium as specified in the respective loan agreement. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (a) the maximum rate permitted by applicable law, or (b) the then-current interest rate plus a percentage specified in the respective loan agreement, which ranges from 3.00% to 6.80%. Notwithstanding the prepayment limitations, we may sell the properties to a buyer that assumes the respective note payable. The transfer would be subject to the conditions set forth in the respective note payable, including without limitation the lender’s approval of the proposed buyer and the payment of the lender’s fees, costs and expenses associated with the sale of the property and the assumption of the loan. Certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on leverage ratios and variable rate debt. The notes payable are generally non-recourse to us and CCPT III OP, but both are liable for customary non-recourse carve-outs.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 30, 2011, we had approximately 277.6 million shares of common stock outstanding, held by a total of 65,009 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the Follow-on Offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to an amended and restated DRIP. Additionally, we provide discounts in our Follow-on Offering for certain categories of purchasers, including volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the per share estimated value of our common stock to those fiduciaries who request such reports. In addition, in order for FINRA members and their associated persons to participate in the offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which is was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $10.00 per share as of December 31, 2010. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per share if a market did exist. Until the later of 18 months after the termination of our Follow-on Offering or the termination of any subsequent offering of our shares, we intend to use the offering price of shares in the most recent offering as the per share estimated value. Beginning 18 months after the last offering of shares, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our enterprise as a whole.

Share Redemption Program

Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.

Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present all or a portion consisting of at least 25% of the holder’s shares to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to fund such redemption. We will not pay to Cole Capital, our board of directors, advisor or its affiliates any fees to complete any transactions under our share redemption program.

During the term of the Follow-on Offering and any subsequent public offering, and until such time as our board of directors determines a reasonable estimate of the value of our shares, the redemption price per share will depend on the length of time the stockholders have held such shares as follows: after one year from the purchase date, 95% of the amount paid for each share; after two years from the purchase date, 97.5% of the amount paid for each share; and after three years from the purchase date, 100% of the amount paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). At any time we are engaged in an offering of shares, the per share price for shares purchased under our redemption program will always be equal to or lower than the applicable per share offering price. After such time as our board of directors has determined a reasonable estimated value of our shares, the per share redemption price will depend on the length of time the stockholders have held such shares as follows: after one year from the purchase date, 95% of the Estimated Share Value (defined below); after two years from the purchase date, 97.5% of the Estimated Share Value; and after three years from the purchase date, 100% of the Estimated Share Value (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). For purposes of establishing the redemption price per share, “Estimated Share Value” shall mean the most recently disclosed reasonable estimated value of our shares of common stock as determined by our board of directors, including a majority of our independent directors.

Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. If we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales subsequent to the establishment of the Estimated Share Value, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. In no event will the Estimated Share Value established for purposes of our share redemption program exceed the then-current estimated share value established for purposes of our DRIP.

We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve months prior to the redemption date (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the cap); and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our DRIP. In an effort to accommodate redemption requests throughout the calendar year, we intend to limit quarterly redemptions to approximately one-fourth of 5% (1.25%) of the weighted average number of shares outstanding during the trailing twelve-month period, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the quarterly caps); however, our board of directors may waive these quarterly limitations in its sole discretion. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any quarter, in which case quarterly redemptions will be made pro rata. Our board of directors also reserves the right in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason.

Our program provides that we will redeem our shares on the last business day of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for us to repurchase the shares as of the end of the month following the end of the fiscal quarter in which redemption requests are made. Redemption requests may be withdrawn at any time prior to the last business day of the applicable fiscal quarter.

We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares we may redeem during any quarter or year, we will attempt to honor redemption requests on a pro rata basis; provided, however, that we may give priority to the redemption of a deceased stockholder’s shares. Following such redemption period, the investor may resubmit the unsatisfied portion of the prior redemption request for redemption, a new request for redemption of such shares must be submitted prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.

Our board of directors may choose to amend, suspend or terminate our share redemption program at any time upon 30 days notice to our stockholders. Additionally, we will be required to discontinue sales of shares under our DRIP on the earlier of September 22, 2012, which is two years from the effective date of the Follow-on Offering, unless our DRIP offering is extended, or the date we sell all of the shares registered for sale under our DRIP, unless we file a new registration statement with the Securities and Exchange Commission and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our DRIP, the discontinuance or termination of our DRIP will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (i) in our next annual or quarterly report or (ii) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act. During the Follow-on Offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.

Our share redemption program is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as the sale of our company, liquidation of our portfolio, or listing of our shares on a national securities exchange. The share redemption program will be terminated if our shares become listed on a national securities exchange. We cannot guarantee that a liquidity event will occur.

The shares we redeem under our share redemption program will be cancelled and will return to the status of authorized but unissued shares. We do not intend to resell such shares to the public unless they are first registered with the Securities and Exchange Commission under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.

During the year ended December 31, 2010, we redeemed approximately 1.2 million shares under our share redemption program, at an average redemption price of $9.68 per share for an aggregate redemption price of $11.7 million. During the year ended December 31, 2009, we redeemed approximately 25,000 shares under our share redemption program, at an average redemption price of $9.72 per share for an aggregate redemption price of $244,000. During the years ended December 31, 2010 and 2009, we issued approximately 6.9 million and approximately 1.3 million shares of common stock under our DRIP, respectively, for proceeds of $65.2 million and $12.6 million, respectively, which was recorded as redeemable common stock on the consolidated balance sheets, net of redeemed shares. During the period ended December 31, 2008, no shares were issued under our DRIP or redeemed.

During the three-month period ended December 31, 2010, we redeemed shares as follows:

			Total
			Number	Maximum
			of Shares	Number of
			Purchased	Shares that
			as Part	May Yet be
	Total		of Publicly	Purchased
	Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
	Redeemed	Paid per Share	Programs	Programs

October 2010	252,297	$9.57	252,297		(1)
November 2010	137,320	$9.57	137,320		(1)
December 2010	—	—	—		(1)

Total	389,617		389,617		(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Distributions

We elected to be taxed and qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2009. As a REIT, we have made, and intend to make, distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. One of our primary goals is to pay regular (monthly) distributions to our stockholders.

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares.

The following table shows the distributions we paid during the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	Total	Distributions
	Distributions	Paid per	Return	Ordinary
	Paid	Common Share	of Capital	Income

2010	$112,613	$0.64	$0.29	$0.35
2009	$21,764	$0.54	$0.24	$0.30

Use of Public Offering Proceeds

On October 1, 2008, our Registration Statement on Form S-11 (SEC Registration No. 333-149290), covering a public offering of up to 230.0 million shares of common stock to be offered at a price of $10.00 per share, subject to reduction in certain circumstances, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covered up to 20.0 million shares of common stock available pursuant to our DRIP. On September 22, 2010, our Registration Statement on Form S-11 (SEC Registration No. 333-164884) for the Follow-on Offering of up to 275.0 million shares of our common stock was declared effective by the Securities and Exchange Commission. The Company commenced sales of its common stock pursuant to the Follow-on Offering following the termination of the Initial Offering on October 1, 2010. The remaining approximately 32.5 million unsold shares in the Initial Offering have been deregistered.

As of December 31, 2010, we had issued approximately 249.3 million shares in the Offerings for gross proceeds of $2.5 billion, out of which we paid $213.6 million in selling commissions and dealer manager fees and $27.5 million in organization and offering costs to our advisor or its affiliates. With the net offering proceeds, we acquired $3.0 billion in real estate and related assets and an interest in the Unconsolidated Joint Venture of $16.1 million and paid costs of $78.0 million in acquisition related expenses. As of March 30,

2011, we have sold approximately 279.6 million shares in the Offerings for gross offering proceeds of $2.8 billion.

ITEM 6.	SELECTED FINANCIAL DATA

The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements.

			For the Period from
			January 22, 2008
			(Date of Inception) to
	Year Ended December 31,		December 31,
	2010	2009	2008

Balance Sheet Data:
Total investment in real estate assets, net	$2,987,707	$718,368	$—
Investment in mortgage notes receivable, net	$63,933	$—	$—
Cash and cash equivalents	$109,942	$278,717	$172
Restricted cash	$12,123	$1,191	$2,849
Investment in unconsolidated joint venture	$14,966	$—	$—
Total assets	$3,243,658	$1,005,895	$3,033
Notes payable and credit facilities	$1,061,207	$129,302	$—
Due to affiliates	$804	$743	$—
Acquired below market lease intangibles, net	$66,815	$20,032	$—
Redeemable common stock	$65,898	$12,382	$—
Stockholders’ equity	$1,996,781	$831,463	$99
Operating Data:
Total revenue	$143,556	$23,003	$—
General and administrative expenses	$5,934	$2,161	$105
Property operating expenses	$8,689	$594	$—
Property and asset management expenses	$12,270	$1,993	$—
Acquisition related expenses	$58,696	$18,564	$—
Depreciation and amortization	$39,328	$5,474	$—
Operating income (loss)	$18,639	$(5,783)	$(105)
Equity in loss of unconsolidated joint venture	$(206)	$—	$—
Interest and other income	$1,277	$500	$4
Interest expense	$26,313	$2,538	$—
Net loss attributable to the Company	$(6,293)	$(7,821)	$(101)
Modified funds from operations(1)	$93,420	$16,217	$—
Cash Flow Data:
Net cash provided by (used in) operating activities	$35,792	$75	$(28)
Net cash used in investing activities	$(2,340,776)	$(702,105)	$(2,849)
Net cash provided by financing activities	$2,136,209	$980,575	$3,049
Per Share Data:
Net loss — basic and diluted	$(0.04)	$(0.20)	$(5.06)
Weighted average dividends declared	$0.70	$0.68	$—
Weighted average shares outstanding — basic and diluted	174,764,966	40,060,709	20,000

(1)	See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations” for information regarding why we present modified funds from operations and for a reconciliation of this non-GAAP financial measure to net loss. As we commenced our principal operations on January 6, 2008, this non-GAAP financial measure is not applicable for the period from January 22, 2008 (date of inception) to December 31, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto, included in this Annual Report on Form 10-K.

Overview

We were formed on January 22, 2008 to acquire and operate a diverse portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. We commenced our principal operations on January 6, 2009. Prior to such date, we were considered a development stage company. We acquired our first real estate property on January 6, 2009. We commenced sales under our Follow-on Offering after the termination of the Initial Offering on October 1, 2010. We have no paid employees and are externally advised and managed by our advisor. We elected to be taxed, and currently qualify, as a real estate investment trust for federal income tax purposes.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental and other property income accounted for 92% and 98% of total revenue during the years ended December 31, 2010 and 2009, respectively. As 99.3% of our rentable square feet was under lease as of December 31, 2010, with an average remaining lease term of 15.3 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. We did not acquire any real estate investments during the period from January 22, 2008 (date of inception) through December 31, 2008. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of December 31, 2010, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 35%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with future property acquisitions or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions or refinancing, our results of operations may be adversely affected.

Recent Market Conditions

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. Recently, the volume of mortgage lending for commercial real estate has increased and lending terms have improved; however, such lending activity is significantly less than previous levels. Although lending market conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We have managed, and expect to continue to manage, the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowing on our existing Credit Facilities, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing. We have acquired, and expect to continue to acquire, our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.

The economic downturn has led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates and declining property values. Recently, the economy has improved and continues to show signs of recovery. Additionally, the real estate markets have recently observed an improvement in occupancy rates; however, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of December 31, 2010, 99.3% of our rentable square feet was under lease. However, if the current economic uncertainty persists, we may experience significant vacancies or be required to reduce rental rates on occupied space. If we do experience significant vacancies, our advisor will actively seek to lease our vacant space; however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced. In addition, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property may increase as a result.

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

Investment in and Valuation of Real Estate and Related Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful life of each asset. Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of construction and any tenant improvements, major improvements and betterments that extend the useful life of the related asset and leasing costs. All repairs and maintenance are expensed as incurred.

Assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted operating cash flows do not exceed the carrying value, we will adjust the real estate and related intangible assets and liabilities to their fair value and recognize an impairment loss.

Projections of expected future cash flows require us to use estimates such as future market rental income rates subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different assessment of the property’s future cash flow and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of our real estate and related intangible assets.

When a real estate asset is identified by management as held for sale, we cease depreciation of the asset and estimate the sales price, net of selling costs. If, in management’s opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs. We had no assets identified as held for sale as of December 31, 2010 and 2009.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant may include commissions and other direct costs and are estimated, in part, by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates would result in a different assessment of management’s purchase price allocations, which could impact the amount of its reported net income.

We estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the mortgage note’s outstanding principal balance is amortized to interest expense over the term of the mortgage note payable.

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

Investment in Unconsolidated Joint Venture

Investment in unconsolidated joint venture as of December 31, 2010 consists of our interest in the Unconsolidated Joint Venture. Consolidation of this investment is not required as the entity does not qualify as variable interest entity and does not meet the control requirements for consolidation, as defined in FASB Accounting Standards Codification (“ASC”) 810, Consolidation. Both management and the joint venture partner must approve significant decisions about the entity’s activities. As of December 31, 2010, the Unconsolidated Joint Venture held total assets of $46.8 million and a non-recourse mortgage note payable of $25.8 million.

We account for the Unconsolidated Joint Venture using the equity method of accounting per guidance established under ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires this investment to be initially recorded at cost and subsequently adjusted for our share of equity in the joint venture’s earnings and distributions. We evaluate the carrying amount of this investment for impairment in accordance with ASC 323. The Unconsolidated Joint Venture is reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of the investment in a joint venture for potential impairment can require our management to exercise significant judgments.

Investment in Mortgage Notes Receivable

Mortgage notes receivable consist of loans acquired by us, which are secured by real estate properties. Mortgage notes receivable are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs or fees. The related discounts or premiums are accreted or amortized over the life of the related mortgage note receivable. We defer certain loan origination and commitment fees and amortize them as an adjustment of yield over the term of the related mortgage receivable. The related accretion of discounts and/or amortization of premiums and origination costs are recorded in interest income on mortgage notes receivable. We evaluate the collectability of both interest and principal on each mortgage note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators such as underlying collateral and payment history. There were no amounts past due as of December 31, 2010. We do not provide for an allowance for loan losses based on the grouping of loans as we believe the characteristics of the loans are not sufficiently similar to allow for an evaluation of these loans as a group for a possible loan loss allowance. As such, all of our loans are evaluated individually for this purpose. A mortgage note receivable is considered to be impaired, when based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. If a mortgage note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the mortgage note receivable’s effective interest rate or to the value of the underlying collateral if the mortgage note receivable is collateral dependent. Interest income on performing mortgage notes receivable is accrued as earned. Interest income on impaired mortgage notes receivable is recognized on a cash basis. Evaluating mortgage notes receivable for potential impairment can require our management to exercise significant judgments.

Income Taxes

We elected to be taxed and currently qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We generally are not subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders, and so long as we distribute at least 90% of our taxable income (excluding capital gains). REITs are subject to a number of other complex organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Derivative Instruments and Hedging Activities

ASC 815, Derivatives and Hedging (“ASC 815”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives are carried at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of ASC 815 are recorded as a gain or loss to operations. Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities, and the determination of hedge effectiveness can involve significant estimates. If we incorrectly estimate the fair value of derivatives and hedge effectiveness, our net income could be impacted.

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of December 31, 2010 and 2009. We did not complete any acquisitions during the period from January 22, 2008 (date of inception) to December 31, 2008.

	2010	2009

Number of commercial properties(1)	447	133
Approximate rentable square feet(2)	17.5 million	4.9 million
Percentage of rentable square feet leased	99.3%	99.9%

(1)	Excludes properties owned through joint venture arrangements.

(2)	Including square feet of the buildings on land that is subject to ground leases.

The following table summarizes our real estate investment activity during the years ended December 31, 2010 and 2009:

	2010	2009

Commercial properties acquired(1)	314	133
Approximate purchase price of acquired properties	$2.2 billion	$703.8 million
Approximate rentable square feet(2)	12.6 million	4.9 million

(1)	Excludes properties owned through joint venture arrangements.

(2)	Including square feet of the buildings on land that is subject to ground leases.

Year ended December 31, 2010 Compared to Year ended December 31, 2009

Revenue.  Revenue increased $120.6 million to $143.6 million for the year ended December 31, 2010, compared to $23.0 million for the year ended December 31, 2009. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 92% and 98% of total revenues during the years ended December 31, 2010 and 2009, respectively.

Rental and other property income increased $109.5 million to $132.1 million for the year ended December 31, 2010, compared to $22.6 million for the year ended December 31, 2009. The increase was primarily due to the acquisition of 314 rental income-producing properties subsequent to December 31, 2009. We also pay certain operating expenses subject to reimbursement by the tenant, which resulted in $7.9 million of tenant reimbursement income during the year ended December 31, 2010, compared to $404,000 during the year ended December 31, 2009. In addition, we recorded interest income on mortgage notes receivable of $3.6 million during the year ended December 31, 2010. During the year ended December 31, 2009, we did not own any mortgage notes receivable.

General and Administrative Expenses.  General and administrative expenses increased $3.7 million to $5.9 million for the year ended December 31, 2010, compared to $2.2 million for the year ended December 31, 2009. The increase was primarily due to the acquisition of 314 rental income-producing properties subsequent to December 31, 2009. In addition, we incurred operating expenses relating to costs paid by our advisor in providing administrative services to us, which are reimbursable to our advisor pursuant to the advisory agreement subject to certain limitations, of $1.6 million during the year ended December 31, 2010, compared to $744,000 for the year ended December 31, 2009. The primary general and administrative expense items were operating expenses reimbursable to our advisor, escrow and trustee fees, state franchise and income taxes, accounting fees and unused credit facility fees.

Property Operating Expenses.  Property operating expenses increased $8.1 million to $8.7 million for the year ended December 31, 2010, compared to $594,000 for the year ended December 31, 2009. The increase was primarily due to increased property taxes, repairs and maintenance and insurance expenses relating to the acquisition of 314 rental income-producing properties subsequent to December 31, 2009. The primary property operating expense items are property taxes, repairs and maintenance and insurance.

Property and Asset Management Expenses.  Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.50% of the average invested assets. Additionally, we may be required to reimburse expenses incurred by our advisor in providing asset management services, subject to limitations as set forth in the advisory agreement. Pursuant to the property management agreement with our affiliated property manager, we are required to pay to our property manager a property management fee in an amount up to 2% of gross revenues from each of our single tenant properties and up to 4% of gross revenues from each of our multi-tenant properties. We may also be required to reimburse our property manager expenses it incurred relating to managing or leasing the properties, subject to limitations as set forth in the advisory agreement.

Property and asset management expenses increased $10.3 million to $12.3 million for the year ended December 31, 2010, compared to $2.0 million for the year ended December 31, 2009. Property management fees increased $2.5 million to $3.0 million for the year ended December 31, 2010 from $459,000 for the year ended December 31, 2009. The increase in property management fees was primarily due to an increase in rental and other property income to $132.1 million for the year ended December 31, 2010, from $22.6 million for the year ended December 31, 2009, related to revenues from the 314 properties acquired subsequent to December 31, 2009.

Asset management fees increased $6.6 million to $7.9 million for the year ended December 31, 2010, from $1.3 million for the year ended December 31, 2009. The increase in asset management fees was primarily due to an increase in the average invested assets to $1.9 billion for the year ended December 31, 2010 from $351.9 million for the year ended December 31, 2009.

In addition, during the year ended December 31, 2010, we recorded $1.4 million related to reimbursement of expenses incurred by our advisor in performing property and asset management services, compared to $238,000 for the year ended December 31, 2009. The increase was primarily due to expenses incurred by our advisor related to management of 314 new rental income-producing properties acquired subsequent to December 31, 2009.

Acquisition Related Expenses.  Acquisition related expenses increased $40.1 million to $58.7 million for the year ended December 31, 2010, compared to $18.6 million for the year ended December 31, 2009. The increase is due to the recording of acquisition related expenses incurred in connection with the purchase of 314 commercial properties, for an aggregate purchase price of $2.2 billion, during the year ended December 31, 2010, compared to 133 commercial properties, for an aggregate purchase price of $703.8 million, during the year ended December 31, 2009. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We may also be required to reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan other than for personnel costs for which our advisor receives acquisition fees. During the year ended December 31, 2010 and 2009, we recorded $1.6 million and $399,000, respectively, of such acquisition expenses paid by our advisor.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses increased $33.8 million to $39.3 million for the year ended December 31, 2010, compared to $5.5 million for the year ended December 31, 2009. The increase was primarily due to an increase in the average gross aggregate book value of properties to $1.9 billion for the year ended December 31, 2010 from $351.9 million for the year ended December 31, 2009.

Equity in Loss of Unconsolidated Joint Venture.  We recorded a loss of $206,000 for the year ended December 31, 2010 which represented our share of the Unconsolidated Joint Venture’s net loss. This net loss was primarily due to acquisition costs expensed by the Unconsolidated Joint Venture relating to the acquisition of six properties during the year ended December 31, 2010. During the year ended December 31, 2009, we did not have any interests in joint ventures.

Interest and Other Income.  Interest and other income increased $777,000 to $1.3 million for the year ended December 31, 2010, compared to $500,000 for the year ended December 31, 2009. The increase was primarily due to higher average uninvested cash of $194.3 million during the year ended December 31, 2010, as compared to $139.4 million during the year ended December 31, 2009 primarily due to an increase in cash from operating activities, shares sold in the Offerings and debt issuances, which was primarily offset by investment in real estate and related assets during the year ended December 31, 2010.

Interest Expense.  Interest expense increased $23.8 million to $26.3 million for the year ended December 31, 2010, compared to $2.5 million during the year ended December 31, 2009. The increase was primarily due to an increase in the average aggregate amount of notes payable outstanding to $595.3 million during the year ended December 31, 2010 from $64.7 million for the year ended December 31, 2009.

As we did not commence principal operations until January 6, 2009, comparative financial data is not presented for the period from January 22, 2008 (date of inception) to December 31, 2008.

Portfolio Information

Real Estate Portfolio

As of December 31, 2010, we owned 447 properties located in 39 states, the gross rentable space of which was 99.3% leased with an average lease term remaining of 15.3 years.

As of December 31, 2010, our five highest tenant concentrations, based on annualized gross rental revenue, were as follows:

			2010 Gross	Percentage of
		Rentable	Annualized	2010 Gross
	Total Number	Square	Rental Revenue	Annualized
Tenant	of Leases(1)	Feet(2)	(In thousands)	Rental Revenue

Microsoft Corporation — technology	1	561,584	$22,698	9%
Albertson’s — grocery	32	1,871,563	22,110	9%
Walgreens — drug store	55	803,723	21,215	8%
CVS — drug store	40	518,908	15,202	6%
Home Depot — home improvement	11	1,841,772	12,382	5%

	139	5,597,550	$93,607	37%

(1)	Excludes properties owned through joint venture arrangements.

(2)	Including square feet of the buildings on land that is subject to ground leases.

As of December 31, 2010, our five highest tenant industry concentrations, based on annualized gross rental revenue, were as follows:

			2010 Gross	Percentage of
		Rentable	Annualized	2010 Gross
	Total Number	Square	Rental Revenue	Annualized
Industry	of Leases(1)	Feet(2)	(In thousands)	Rental Revenue

Drugstore	95	1,322,631	$36,417	14%
Specialty Retail	175	2,304,266	32,179	13%
Grocery	45	2,511,138	31,246	12%
Restaurant	119	674,466	24,454	10%
Technology	1	561,584	22,698	9%

	435	7,374,085	$146,994	58%

(1)	Excludes properties owned through joint venture arrangements.

(2)	Including square feet of the buildings on land that is subject to ground leases.

As of December 31, 2010, our five highest geographic concentrations, based on annualized gross rental revenue, were as follows:

			2010 Gross	Percentage of
		Rentable	Annualized	2010 Gross
	Total Number	Square	Rental Revenue	Annualized
Location	of Properties(1)	Feet(2)	(In thousands)	Rental Revenue

Texas	96	4,518,293	$60,355	24%
Washington	1	583,179	23,046	9%
Illinois	28	748,485	14,682	6%
California	11	1,277,075	14,612	6%
Arizona	17	1,229,370	12,972	5%

	153	8,356,402	$125,667	50%

(1)	Excludes properties owned by joint venture arrangements.

(2)	Including square feet of the buildings on land that is subject to ground leases.

For more information on diversification and statistics of our wholly-owned real estate assets, see “Item 2 — Properties” above.

Mortgage Notes Receivable Portfolio

As of December 31, 2010, we owned two mortgage notes receivable with an aggregate book value of $63.9 million secured by two office buildings, each of which is subject to a net lease and mature on October 1, 2018.

Investment in Joint Ventures

As of December 31, 2010, through three joint venture arrangements, we had interests in six properties located in New York comprising 697,000 gross rentable square feet of commercial space including square feet of buildings which are on land subject to ground leases, an interest in a land parcel under development located in Wisconsin comprising 213,000 square feet of land and an interest in an office building located in Oregon comprising 212,000 gross rentable square feet of commercial space. The joint ventures held total assets of $79.9 million as of December 31, 2010. For more information on our joint ventures see Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

Funds From Operations and Modified Funds From Operations

Funds From Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and widely recognized by investors and analysts as one measure of operating performance of a real estate company. The FFO calculation excludes items such as real estate depreciation and amortization, and gains and losses on the sale of real estate assets. Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the cost accounting method alone is insufficient. In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs.

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

For all of these reasons, we believe FFO and MFFO, in addition to net income and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our real estate portfolio over time. However, not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. FFO and MFFO should not be considered as alternatives to net income or to cash flows from operating activities, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.

MFFO may provide investors with a useful indication of our future performance, particularly after our acquisition stage, and of the sustainability of our current distribution policy. However, because MFFO excludes acquisition expenses, which are an important component in an analysis of the historical performance of a property, MFFO should not be construed as a historic performance measure. Neither the SEC, NAREIT, nor any other regulatory body has evaluated the acceptability of the exclusions contemplated to adjust FFO in order to calculate MFFO and its use as a non-GAAP financial performance measure.

Our calculation of FFO and MFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the table below for the years ended December 31, 2010 and 2009 (in thousands). FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments. As we did not commence principal operations until January 6, 2009, comparative financial data is not presented for the period from January 22, 2008 (date of inception) to December 31, 2008.

	Year Ended
	December 31,
	2010	2009

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(6,293)	$(7,821)
Depreciation of real estate assets	25,720	3,178
Amortization of lease related costs	13,608	2,296
Depreciation and amortization of real estate assets in unconsolidated joint venture	967	—
Gain on condemnation of assets	(34)	—

Funds from operations (FFO)	33,968	(2,347)
Acquisition related expenses	58,696	18,564
Acquisition related expenses in unconsolidated joint venture	756	—

Modified funds from operations (MFFO)	$93,420	$16,217

Set forth below is additional information that may be helpful in assessing our operating results:

•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $13.6 million and $2.0 million during the years ended December 31, 2010 and 2009, respectively. In addition, related to the Unconsolidated Joint Venture, straight-line revenue of $55,000 for the year ended December 31, 2010 is included in equity in loss of unconsolidated joint venture on the consolidated statement of operations. During the year ended December 31, 2009, we did not have any interests in joint ventures.

•	Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $2.8 million and $201,000 during the years ended December 31, 2010 and 2009, respectively. In addition, related to the Unconsolidated Joint Venture, amortization of deferred financing costs of $30,000 for the year ended December 31, 2010 is included in equity in loss of unconsolidated joint venture on the consolidated statement of operations. During the year ended December 31, 2009, we did not have any interests in joint ventures.

Distributions

In September 2010, the Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001918007 per share (which equates to 7.00% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on October 1, 2010 and ending on December 31, 2010. In November 2010, the Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001780822 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2011 and ending on March 31, 2011.

During the years ended December 31, 2010 and 2009, respectively, we paid distributions of $112.6 million and $21.8 million, including $65.2 million and $12.6 million, respectively, through the issuance of shares pursuant to our DRIP. Our 2010 distributions were funded by net cash provided by operating activities of $35.8 million, proceeds from the issuance of common stock of $58.7 million, and borrowings of $18.1 million. Our 2009 distributions were funded by net cash provided by operating activities of $75,000, proceeds from the issuance of common stock of $18.6 million, and borrowings of $3.1 million. Net cash provided by operating activities for the years ended December 31, 2010 and 2009, reflects a reduction for real estate acquisition related expenses incurred and expensed of $58.7 million and $18.6 million, respectively, in accordance with Accounting Standards Codification 805, Business Combinations. As set forth in the “Estimated Use of Proceeds” section of the prospectus for the Follow-on Offering, we treat our real estate acquisition expenses as funded by proceeds from the offering of our shares. Therefore, for consistency, proceeds from the issuance of common stock for the years ended December 31, 2010 and 2009, respectively, have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities.

Share Redemptions

Our share redemption program provides that we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the redemption date (the “Trailing Twelve-month Cap”); however, share redemptions requested upon the death of a stockholder will not be subject to the Trailing Twelve-month Cap. In addition, all redemptions, including those upon death or qualifying disability, are limited to those that can be funded with cumulative net proceeds from our DRIP. During the year ended December 31, 2010, we received valid redemption requests relating to approximately 1.2 million shares, which we redeemed in full for $11.7 million (an average of $9.68 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Follow-on Offering. We have funded and intend to continue funding share redemptions with proceeds of our DRIP. Subsequent to December 31, 2010, we redeemed approximately 793,000 shares for $7.7 million.

In connection with the Follow-on Offering, we adopted an amended share redemption program which provides that in addition to the caps discussed above, the redemptions are limited quarterly to 1.25% of the weighted average number of shares outstanding during the trailing twelve-month period. In addition, the funding for redemptions each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP. The amended share redemption program further provides that while shares subject to redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the Trailing Twelve-month Cap and quarterly caps, and our board of directors may waive these quarterly caps in its sole discretion.

See Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K for terms of the share redemption program.

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and principal and interest on current and any future outstanding indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from leased properties and interest earned on our mortgage notes receivable and cash balances. We expect to continue to raise capital through our Follow-on Offering and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of December 31, 2010, we had raised $2.4 billion in the Offerings, net of redemptions and inclusive of amounts raised under our DRIP. The Initial Offering terminated on October 1, 2010, and the Follow-on Offering commenced after such termination.

As of December 31, 2010, we had cash and cash equivalents of $109.9 million. Additionally, as of December 31, 2010, we had unencumbered properties with a gross book value of $847.9 million that may be used as collateral to secure additional financing in future periods.

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest and principal on current and any future indebtedness. We expect to meet our short-term liquidity requirements through cash provided by property operations and proceeds from the Follow-on Offering. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organization costs associated with the Offerings are initially paid by our advisor, which will be reimbursed for such costs up to 1.5% of the aggregate gross capital raised by us in the Offerings. As of December 31, 2010, we recorded $27.4 million of offering and organization costs reimbursable to our advisor.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any future indebtedness. Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses and debt maturities from our cash flow from operations, and we expect to meet cash needs for acquisitions and debt maturities from the net proceeds of the Follow-on Offering and from secured or unsecured borrowings on our unencumbered properties, refinancing of current debt and borrowings on our Credit Facilities. We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds of the Follow-on Offering, cash advanced to us by our advisor, borrowing on the Credit Facilities and/or future borrowings on our unencumbered assets. During the year ended December 31, 2010, we funded distributions to our stockholders with cash flows from operations, offering proceeds and debt financings as discussed above in the section captioned “Distributions.” The Credit Facilities and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios, and leverage ratios. These covenants may limit our ability to incur additional debt and make borrowings on the Credit Facilities.

As of December 31, 2010, we had received and accepted subscriptions for approximately 249.3 million shares of common stock in the Offerings for gross proceeds of $2.5 billion. As of December 31, 2010, we had redeemed a total of approximately 1.2 million shares of common stock for a cost of $11.9 million.

As of December 31, 2010, we had $1.1 billion mortgage notes payable outstanding, with fixed interest rates, which includes $336.3 million of variable rate debt swapped to fixed rates, ranging from 3.99% to 6.83% per annum and a weighted average interest rate of 5.26%. The mortgage notes payable mature on various dates from August 2012 through January 2021. In addition, a consolidated joint venture entered into a construction loan facility, during the year ended December 31, 2010. As of December 31, 2010, $3.4 million had been drawn on the Construction Loan and $70.0 million was outstanding under the Credit Facilities. See Note 8 to our consolidated financial statements in this Annual Report on Form 10-K for terms of the Construction Loan and the Credit Facilities. Additionally, the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, as of December 31, 2010, was 35% and the weighted average years to maturity was 6.6 years.

Our contractual obligations as of December 31, 2010, were as follows (in thousands):

	Payments Due by Period(1)(2)(3)
		Less Than 1			More Than
	Total	Year	1-3 Years	4-5 Years	5 Years(5)

Principal payments — fixed rate debt(4)	$988,546	$2,737	$58,929	$362,108	$564,772
Interest payments — fixed rate debt	365,126	52,531	150,291	74,751	87,553
Principal payments — construction loan	3,382	3,382	—	—	—
Interest payments — construction loan	65	65	—	—	—
Principal payments — credit facilities	70,000	—	70,000	—	—
Interest payments — credit facilities	8,665	3,194	5,471	—	—

Total	$1,435,784	$61,909	$284,691	$436,859	$652,325

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	As of December 31, 2010, we had $336.3 million of variable rate debt fixed through the use of interest rate swaps. We used the fixed rates under the swap agreement to calculate the debt payment obligations in future periods. As of December 31, 2010, we did not have any variable rate debt outstanding for which the interest rate had not been fixed through the use of interest rate swaps.

(3)	The table above does not include loan amounts associated with the Unconsolidated Joint Venture of $26.0 million which matures in July 2020, as this loan is non-recourse to us.

(4)	Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties. As of December 31, 2010, the fair value adjustment, net of amortization, of mortgage notes assumed was $721,000.

(5)	Assumes the Company accepts the interest rates that one lender may reset on September 1, 2013 and February 1, 2015, respectively, related to mortgage notes payable of $30.0 million and $32.0 million, respectively.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 75% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.

In addition, in connection with a consolidated joint venture arrangement, we will be obligated to purchase a property from the joint venture for an expected purchase price of $5.9 million, upon completion of the building of a single tenant retail store on such property and subject to certain criteria being met.

Cash Flow Analysis

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Operating Activities.  During the year ended December 31, 2010, net cash provided by operating activities increased $35.7 million to $35.8 million, compared to $75,000 for the year ended December 31, 2009. The change was primarily due to a decrease in net loss of $1.2 million, an increase in depreciation and amortization expenses totaling $34.0 million, an increase in the change in deferred rent and other liabilities of $9.5 million and accounts payable and accrued expenses of $8.2 million, partially offset by an increase in the change in rents and tenant receivables of $18.8 million and a decrease in prepaid expenses and other assets of $1.5 million for the year ended December 31, 2010. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities.  Net cash used in investing activities increased $1.6 billion to $2.3 billion for the year ended December 31, 2010 compared to $702.1 million for the year ended December 31, 2009. The increase was primarily due to the acquisition of 314 properties for an aggregate purchase price of $2.2 billion during the year ended December 31, 2010, compared to the acquisition of 133 properties for an aggregate purchase price of $703.8 million during the year ended December 31, 2009.

Financing Activities.  Net cash provided by financing activities increased $1.1 billion to $2.1 billion for the year ended December 31, 2010, compared to $980.6 million for the year ended December 31, 2009. The change was primarily due to an increase in proceeds from the issuance of common stock of $476.6 million and an increase in the proceeds from mortgage notes payable of $793.0 million, partially offset by an increase in offering costs of $43.2 million and an increase in distributions paid to investors of $38.3 million.

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

If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.

Inflation

We are exposed to inflation risk as income from long-term leases will be the primary source of our cash flows from operations. There are provisions in many of our tenant leases that will protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property. However, due to the long-term nature of the leases, the leases may not reset frequently enough to adequately offset the effects of inflation.

Commitments and Contingencies

We may be subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 11 to our consolidated financial statements in this Annual Report on Form 10-K for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with CR III Advisors and its affiliates, whereby we have paid and may continue to pay certain fees to, or reimburse certain expenses of, CR III Advisors or its affiliates such as acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 12 to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.

Conflicts of Interest

Affiliates of CR III Advisors act as sponsor, general partner or advisor to various private real estate limited partnerships, and other real estate-related programs, including CCPT I, CCPT II and CCIT. As such, there are conflicts of interest where CR III Advisors or its affiliates, while serving in the capacity as sponsor, general partner, key personnel or advisor for another Cole sponsored program, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CR III Advisors and these other Cole sponsored programs could influence its advice to us. See “Item 1. Business — Conflicts of Interest” in this Annual Report on Form 10-K.

Subsequent Events

Certain events occurred subsequent to December 31, 2010 through the filing date of this Annual Report on Form 10-K. Refer to Note 18 to our consolidated financial statements in this Annual Report on Form 10-K for further explanation. Such events are:

•	Status of the Offerings;

•	Real estate acquisitions; and

•	Notes payable and credit facilities

Impact of Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements in this Annual Report on Form 10-K for further explanation of applicable new accounting pronouncements. There are no new accounting pronouncements that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As of December 31, 2010 and 2009, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2010, we had $988.5 million of fixed rate debt outstanding, which includes $336.3 million of variable rate mortgage notes for which the interest rate was fixed through the maturity date through the use of interest rate swaps and variable rate debt outstanding of $3.4 million under the Construction Loan and $70.0 million under the Credit Facilities. As of December 31, 2010, we were exposed to interest rate changes in LIBOR. In the future we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings.

As of December 31, 2010, we had 36 interest rate swap agreements outstanding, which mature on various dates from August 2012 through July 2017, with an aggregate notional amount under the swap agreements of $336.7 million and an aggregate net fair value of $(7.2) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2010, an increase of 50 basis points in interest rates would result in a increase to the fair value of these interest rate swaps of $9.1 million.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2010.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2010, were effective in all material respects to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Cole Credit Property Trust III, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Based on this evaluation, management has concluded that Cole Credit Property Trust III, Inc.’s internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2011 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2011 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2011 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2011 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2011 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1. The list of the financial statements contained herein is set forth on page F-1 hereof.

2. Financial Statement Schedules —

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof.

Schedule IV — Mortgage Loans on Real Estate is set forth beginning on page S-15 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) See (a) 3 above.

(c) See (a) 2 above.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and for the Period from January 22, 2008 (date of inception) to December 31, 2008	F-4
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and for the Period from January 22, 2008 (date of inception) to December 31, 2008	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and for the Period from January 22, 2008 (date of inception) to December 31, 2008	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cole Credit Property Trust III, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust III, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009, and for the period from January 22, 2008 (date of inception) to December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Credit Property Trust III, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, and for the period from January 22, 2008 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 30, 2011

COLE CREDIT PROPERTY TRUST III, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	December 31, 2010	December 31, 2009

ASSETS
Investment in real estate assets:
Land	$722,698	$231,686
Buildings and improvements, less accumulated depreciation of $28,898 and $3,178, respectively	1,850,690	361,561
Acquired intangible lease assets, less accumulated amortization of $19,004 and $2,648, respectively	414,319	125,121

Total investment in real estate assets, net	2,987,707	718,368
Investment in mortgage notes receivable, net	63,933	—

Total investment in real estate and mortgage assets, net	3,051,640	718,368
Cash and cash equivalents	109,942	278,717
Restricted cash	12,123	1,191
Investment in unconsolidated joint venture	14,966	—
Rents and tenant receivables, less allowance for doubtful accounts of $89 and $0, respectively	24,581	2,918
Prepaid expenses and other assets	3,323	1,068
Deferred financing costs, less accumulated amortization of $2,918 and $201, respectively	27,083	3,633

Total assets	$3,243,658	$1,005,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facilities	$1,061,207	$129,302
Accounts payable and accrued expenses	15,744	3,094
Escrowed investor proceeds	448	1,121
Due to affiliates	804	743
Acquired below market lease intangibles, less accumulated amortization of $3,066 and $399, respectively	66,815	20,032
Distributions payable	14,448	5,313
Deferred rent, derivative and other liabilities	21,142	2,445

Total liabilities	1,180,608	162,050

Commitments and contingencies
Redeemable common stock	65,898	12,382

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 990,000,000 and 490,000,000 shares authorized, respectively 248,070,364 and 98,002,392 shares issued and outstanding, respectively	2,481	980
Capital in excess of par value	2,164,528	865,617
Accumulated distributions in excess of earnings	(163,040)	(34,999)
Accumulated other comprehensive loss	(7,188)	(135)

Total stockholders’ equity	1,996,781	831,463
Noncontrolling interest	371	—

Total equity	1,997,152	831,463

Total liabilities and equity	$3,243,658	$1,005,895

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

			For the Period from
			January 22, 2008
			(Date of Inception) to
	Year Ended December 31,		December 31,
	2010	2009	2008

Revenues:
Rental and other property income	$132,060	$22,599	$—
Tenant reimbursement income	7,868	404	—
Interest income on mortgage notes receivable	3,628	—	—

Total revenue	143,556	23,003	—

Expenses:
General and administrative expenses	5,934	2,161	105
Property operating expenses	8,689	594	—
Property and asset management expenses	12,270	1,993	—
Acquisition related expenses	58,696	18,564	—
Depreciation	25,720	3,178	—
Amortization	13,608	2,296	—

Total operating expenses	124,917	28,786	105

Operating income (loss)	18,639	(5,783)	(105)

Other (expense) income:
Equity in loss of unconsolidated joint venture	(206)	—	—
Interest and other income	1,277	500	4
Interest expense	(26,313)	(2,538)	—

Total other (expense) income	(25,242)	(2,038)	4

Net loss including noncontrolling interest	$(6,603)	$(7,821)	$(101)

Net loss allocated to noncontrolling interest	(310)	—	—

Net loss attributable to the Company	$(6,293)	$(7,821)	$(101)

Weighted average number of common shares outstanding:
Basic and Diluted	174,764,966	40,060,709	20,000

Diluted	174,764,966	40,060,709	20,000

Net loss attributable to the Company per common share:
Basic and diluted	$(0.04)	$(0.20)	$(5.06)

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Accumulated	Accumulated
	Common Stock		Capital in	Distributions	Other
	Number of		Excess of	in Excess of	Comprehensive	Noncontrolling	Total
	Shares	Par Value	Par Value	Earnings	Loss	Interest	Equity

Balance, January 22, 2008
(Date of Inception)	—	$—	$—	$—	$—	$—	$—
Cash received from issuance of common stock to Cole Holdings Corporation	20,000	—	200	—	—	—	200
Net loss	—	—	—	(101)	—	—	(101)

Balance, December 31, 2008	20,000	$—	$200	$(101)	$—	$—	$99

Issuance of common stock	98,007,480	980	977,257	—	—	—	978,237
Distributions	—	—	—	(27,077)	—	—	(27,077)
Commissions on stock sales and related dealer manager fees	—	—	(85,845)	—	—	—	(85,845)
Other offering costs	—	—	(13,369)	—	—	—	(13,369)
Redemptions of common stock	(25,088)	—	(244)	—	—	—	(244)
Redeemable common stock	—	—	(12,382)	—	—	—	(12,382)
Comprehensive loss:
Net loss	—	—	—	(7,821)	—	—	(7,821)
Net unrealized loss on interest rate swaps	—	—	—	—	(135)	—	(135)

Total comprehensive loss							(7,956)

Balance, December 31, 2009	98,002,392	$980	$865,617	$(34,999)	$(135)	$—	$831,463

Issuance of common stock	151,272,210	1,513	1,505,839	—	—	—	1,507,352
Contributions from noncontrolling interest	—	—	—	—	—	681	681
Distributions	—	—	—	(121,748)	—	—	(121,748)
Commissions on stock sales and related dealer manager fees	—	—	(127,753)	—	—	—	(127,753)
Other offering costs	—	—	(14,013)	—	—	—	(14,013)
Redemptions of common stock	(1,204,238)	(12)	(11,646)	—	—	—	(11,658)
Redeemable common stock	—	—	(53,516)	—	—	—	(53,516)
Comprehensive loss:
Allocation of net loss	—	—	—	(6,293)	—	(310)	(6,603)
Net unrealized loss on interest rate swaps	—	—	—	—	(7,053)	—	(7,053)

Total comprehensive loss	—	—	—	—	—	—	(13,656)

Balance, December 31, 2010	248,070,364	$2,481	$2,164,528	$(163,040)	$(7,188)	$371	$1,997,152

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

			For the Period from
			January 22, 2008
			(Date of
			Inception) to
	Year Ended December 31,		December 31,
	2010	2009	2008

Cash flows from operating activities:
Net loss including noncontrolling interest	$(6,603)	$(7,821)	$(101)
Adjustments to reconcile net loss including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation	25,720	3,178	—
Amortization of intangible lease assets and below market lease intangibles, net	13,689	2,249	—
Amortization of deferred financing costs	2,717	202	—
Amortization of fair value adjustments of mortgage notes payable assumed	72	—	—
Net accretion on mortgage notes receivable	(642)	—	—
Allowance for doubtful accounts	97	—	—
Equity in loss of unconsolidated joint venture	206	—	—
Distributions from unconsolidated joint venture	946	—	—
Property condemnation gain	(34)	—	—
Changes in assets and liabilities:
Rents and tenant receivables	(21,760)	(2,918)	—
Prepaid expenses and other assets	(1,717)	(231)	(11)
Accounts payable and accrued expenses	11,228	2,993	84
Deferred rent and other liabilities	11,643	2,169	—
Due to affiliates	230	254	—

Net cash provided by (used in) operating activities	35,792	75	(28)

Cash flows from investing activities:
Investment in real estate and related assets	(2,249,976)	(703,763)	—
Investment in unconsolidated joint venture	(16,118)	—	—
Investment in mortgage notes receivable	(63,291)	—	—
Proceeds from condemnation of asset	44	—	—
Payment of property escrow deposits	(40,653)	—	—
Refund of property escrow deposits	40,150	—	—
Change in restricted cash	(10,932)	1,658	(2,849)

Net cash used in investing activities	(2,340,776)	(702,105)	(2,849)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,442,178	965,611	200
Offering costs on issuance of common stock	(141,935)	(98,724)	—
Redemptions of common stock	(11,658)	(244)	—
Distributions to investors	(47,439)	(9,138)	—
Proceeds from notes payable and credit facilities	922,392	129,390	—
Repayment of notes payable and credit facilities	(1,136)	(88)	—
Proceeds from affiliate notes payable	—	41,581	—
Repayment of affiliate notes payable	—	(41,581)	—
Payment of loan deposits	(14,676)	(3,183)	—
Refund of loan deposits	14,642	2,497	—
Escrowed investor proceeds liability	(673)	(1,728)	2,849
Deferred financing costs paid	(26,167)	(3,818)	—
Contributions from noncontrolling interests	681	—	—

Net cash provided by financing activities	2,136,209	980,575	3,049

Net (decrease) increase in cash and cash equivalents	(168,775)	278,545	172
Cash and cash equivalents, beginning of year	278,717	172	—

Cash and cash equivalents, end of year	$109,942	$278,717	$172

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION AND BUSINESS

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

As of December 31, 2010, the Company owned 447 properties, comprising 17.5 million rentable square feet of single and multi-tenant retail and commercial space located in 39 states. As of December 31, 2010, the rentable space at these properties was 99.3% leased. As of December 31, 2010, the Company also owned two mortgage notes receivable secured by two office buildings, each of which is subject to a net lease. In addition, through three joint venture arrangements, as of December 31, 2010, the Company had interests in seven properties comprising 909,000 gross rentable square feet of commercial space and an interest in a land parcel under development comprising 213,000 square feet of land.

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

On January 6, 2009, the Company issued the initial approximately 262,000 shares under the Initial Offering and commenced its principal operations. The Company terminated the Initial Offering on October 1, 2010. At the completion of the Initial Offering, a total of approximately 217.5 million shares of common stock were sold, including approximately 211.6 million shares sold in the primary offering and approximately 5.9 million shares sold pursuant to the Company’s DRIP. The remaining 32.5 million unsold shares in the Initial Offering were deregistered.

On September 22, 2010, the registration statement for a follow-on offering of 275.0 million shares of the Company’s common stock was declared effective by the Securities and Exchange Commission (the “Follow-on Offering,” and collectively with the Initial Offering, the “Offerings”). Of the shares registered in the Follow-on Offering, the Company is offering up to 250.0 million shares in a primary offering at a price of $10.00 per share and up to 25.0 million shares under an amended and restated DRIP at a price of $9.50 per share. The Company commenced sales of its common stock pursuant to the Follow-on Offering after the termination of the Initial Offering on October 1, 2010. As of December 31, 2010, the Company had issued 31.8 million shares of its common stock in the Follow-on Offering, including 29.5 million shares sold in the primary offering and 2.3 million shares sold pursuant to the Company’s DRIP.

The Company intends to use substantially all of the net proceeds from the Offerings to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of retail and other income-producing commercial properties located throughout the United States and U.S. protectorates. The Company had aggregate gross proceeds from the Offerings of $2.5 billion (including shares sold pursuant to the Company’s DRIP) as of December 31, 2010, before share redemptions of $11.9 million and offering costs, selling commissions, and dealer management fees of $241.0 million.

The Company’s common stock is not currently listed on a national securities exchange. The Company may seek to list its common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock until its shares are listed on a national securities exchange. In the event it does not obtain listing prior to the tenth anniversary of the completion or termination of the Initial Offering, its charter requires that it either: (1) seek stockholder approval of an extension or elimination of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation.

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

Principles of Consolidation and Basis of Presentation

The Company evaluates the need to consolidate joint ventures based on standards set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of December 31, 2010, the Company consolidated the accounts of two joint ventures (the “Consolidated Joint Ventures”).

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Consolidated Joint Ventures, in which the Company has controlling financial interests. The portion of these consolidated joint ventures not owned by the Company is presented as noncontrolling interest as of and during the period consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

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

Investment in and Valuation of Real Estate and Related Assets

Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of construction and any tenant improvements, major improvements and betterments that extend the useful life of the related asset and leasing costs. All repairs and maintenance are expensed as incurred.

Assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted operating cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets and liabilities to their fair value and recognize an impairment loss. No impairment losses or related write-offs were recorded during the years ended December 31, 2010 and 2009 and the period from January 22, 2008 (date of inception) to December 31, 2008.

Projections of expected future cash flows require the Company to use estimates such as future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different assessment of the property’s future cash flow and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related intangible assets.

When a real estate asset is identified as held for sale, the Company will cease depreciation of the asset and estimate the sales price, net of selling costs. If, in the Company’s opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2010 or 2009.

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

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

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

Investment in Mortgage Notes Receivable

Mortgage notes receivable consist of loans acquired by the Company, which are secured by real estate properties. Mortgage notes receivable are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs or fees. The related discounts or premiums are accreted or amortized over the life of the related mortgage receivable. The Company defers certain loan origination and commitment fees and amortizes them as an adjustment of yield over the term of the related mortgage note receivable. The related accretion of discounts and/or amortization of premiums and origination costs are recorded in interest income on mortgage notes receivable. The Company evaluates the collectability of both interest and principal on each mortgage note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators such as underlying collateral and payment history. There were no amounts past due as of December 31, 2010. The Company does not provide for an allowance for loan losses based on the grouping of loans as the Company believes the characteristics of the loans are not sufficiently similar to allow for an evaluation of these loans as a group for a possible loan loss allowance. As such, all of the Company’s loans are evaluated individually for this purpose. A mortgage note receivable is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a mortgage note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the mortgage note receivable’s effective interest rate or to the value of the underlying collateral if the mortgage note receivable is collateral dependent. Interest income on performing mortgage notes receivable is accrued as earned. Interest income on impaired mortgage notes receivable is recognized on a cash basis. Evaluating mortgage notes receivable for potential impairment can require our management to exercise significant judgments. No impairment losses or allowances were recorded related to mortgage notes receivable for the year ended December 31, 2010. During the year ended December 31, 2009 and the period from January 22, 2008 (date of inception) to December 31, 2008, the Company did not own any mortgage notes receivable.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.

Restricted Cash and Escrows

As of December 31, 2010, the Company had $2.1 million in restricted cash held by lenders in a lockbox account. As part of the debt transactions discussed in Note 8, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. No amounts were held by lenders in a lockbox account as of December 31, 2009. Also included in restricted cash was $9.6 million and $52,000 as of December 31, 2010 and 2009, respectively, held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. In addition, the Company had escrowed investor proceeds for which shares of common stock had not been issued of $448,000 and $1.1 million in restricted cash as of December 31, 2010 and 2009, respectively.

Investment in Unconsolidated Joint Venture

Investment in unconsolidated joint venture as of December 31, 2010 consists of the Company’s interest in a joint venture that owns six multi-tenant properties (the “Unconsolidated Joint Venture”). Consolidation of this investment is not required as the entity does not qualify as a variable interest entity and does not meet the control requirements for consolidation, as defined in ASC 810. Both the Company and the joint venture partner must approve significant decisions about the entity’s activities. As of December 31, 2010, the Unconsolidated Joint Venture held total assets of $46.8 million and a non-recourse mortgage note payable of $25.8 million.

The Company accounts for the Unconsolidated Joint Venture using the equity method of accounting per guidance established under ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires this investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions. The Company evaluates the carrying amount of the investment for impairment in accordance with ASC 323. The Unconsolidated Joint Venture is reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in a joint venture for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the Unconsolidated Joint Venture for the year ended December 31, 2010. During the year ended December 31, 2009 and the period from January 22, 2008 (date of inception) to December 31, 2008, the Company did not have any interests in joint ventures.

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

Prepaid Expenses and Other Assets

Prepaid expenses include expenses incurred as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified. Other assets include mortgage loan deposits and derivative instruments that are in an asset position.

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

Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Amortization of deferred financing costs was $2.7 million and $202,000 for the years ended December 31, 2010 and 2009, respectively, and was recorded in interest expense in the consolidated statements of operations. There were no deferred financing costs as of December 31, 2008.

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

Income Taxes

The Company is taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. The Company generally is not subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it distributes at least 90% of its taxable income (excluding capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

As of December 31, 2010, the Company had cash on deposit, including restricted cash, in eight financial institutions, seven of which had deposits in excess of current federally insured levels totaling $110.2 million; however the Company has not experienced any losses in such accounts. The Company limits investment of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

As of December 31, 2010, no single tenant accounted for greater than 10% of the Company’s 2010 gross annualized rental revenues. As of December 31, 2010, tenants in the drugstore, specialty retail, grocery and restaurant industries comprised 14%, 13%, 12% and 10%, respectively, of 2010 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in our property holdings. In particular, as of December 31, 2010, 96 of the Company’s properties were located in Texas, accounting for 24% of 2010 gross annualized rental revenues.

Offering and Related Costs

CR III Advisors funds all of the organization and offering costs on the Company’s behalf and is reimbursed for such costs up to 1.5% of gross proceeds from the Offerings, excluding selling commissions and the dealer-manager fee. During the year ended December 31, 2010, CR III Advisors paid organization and offering costs of $17.5 million on behalf of the Company, of which $14.0 million was reimbursable by the Company. As of December 31, 2010, CRIII Advisors had paid organization and offering costs of $3.5 million in connection with the Follow-on Offering, which were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.5% of gross proceeds from the Follow-on Offering. During the year ended December 31, 2009, CR III Advisors paid organization and offering costs of $13.4 million on behalf of the Company, all of which were reimbursable by the Company. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs, are recorded as a reduction of capital in excess of par value along with sales commissions and dealer manager fees of 7% and 2%, respectively. Organization costs are expensed when incurred.

Due to Affiliates

Certain affiliates of the Company received, and will continue to receive fees, reimbursements, and compensation in connection with the Offerings, and the acquisition, management, financing, leasing and sale of the assets of the Company. As of December 31, 2010 and 2009, $804,000 and $743,000, respectively, remained payable to the affiliates for services provided on behalf of the Company.

Stockholders’ Equity

As of December 31, 2010 and 2009, the Company was authorized to issue 990.0 million and 490.0 million shares of common stock, respectively, and 10.0 million shares of preferred stock. All shares of such stock have a par value of $.01 per share. The Company’s board of directors may amend the charter to authorize the issuance of additional shares of capital stock without obtaining stockholder approval.

Redeemable Common Stock

The Company’s share redemption program provides that the Company will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the redemption date (the “Trailing Twelve-month Cap”); however, share redemptions requested upon the death of a stockholder will not be subject to the Trailing Twelve-month Cap. In addition, all redemptions, including those upon death or qualifying disability, are limited to those that can be funded with cumulative net proceeds

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the Company’s DRIP. As of December 31, 2010 and 2009, the Company had issued approximately 8.2 million and approximately 1.3 million shares of common stock under the Company’s DRIP, respectively, for cumulative proceeds of $77.8 million and $12.6 million, respectively, which are recorded as redeemable common stock, net of redemptions, in the respective consolidated balance sheets. As of December 31, 2010 and 2009, the Company had redeemed approximately 1.2 million and approximately 25,000 shares of common stock, respectively, for an aggregate price of $11.9 million and $244,000, respectively.

In connection with the Follow-on Offering, the Company adopted an amended share redemption program which provides that in addition to the caps discussed above, the redemptions are limited quarterly to 1.25% of the weighted average number of shares outstanding during the trailing twelve-month period. In addition, the funding for redemptions each quarter generally will be limited to the net proceeds the Company receives from the sale of shares in the respective quarter under the Company’s DRIP. The amended share redemption program further provides that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the Trailing Twelve-month Cap and quarterly caps, and the Company’s board of directors may waive these quarterly caps in its sole discretion.

Earnings Per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2010 and 2009 and for the period from January 22, 2008 (date of inception) to December 31, 2008.

Reportable Segments

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s operating segments consist of commercial properties, which include activities related to investing in real estate including retail, office and distribution properties and other real estate related assets. The commercial properties are geographically diversified throughout the United States, and the Company’s chief operating decision maker evaluates operating performance on an overall portfolio level. These commercial properties have similar economic characteristics; therefore the Company’s properties have been aggregated into one reportable segment.

Interest

Interest is charged to interest expense as it accrues, unless the interest relates to loans on properties under development, which is capitalized. The Company capitalized $26,000 of interest costs relating to one of the consolidated joint ventures during the year ended December 31, 2010. No interest costs were capitalized during the year ended December 31, 2009 and the period from January 22, 2008 (date of inception) to December 31, 2008.

Distributions Payable and Distribution Policy

In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its taxable income excluding capital gains. To the extent funds are available, the Company intends to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates.

In September 2010, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001918007 per share (which equates to 7.00% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the periods commencing on October 1, 2010 and ending on December 31, 2010. As of December 31, 2010, the Company had distributions payable of $14.4 million. The distributions were paid in January 2011, of which $8.2 million was reinvested in shares through the Company’s DRIP.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), (“ASU 2010-06”), which amends ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 has not had a material impact on the Company’s consolidated financial statement disclosures.

In July 2010, FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, (“ASU 2010-20”), which enhances the qualitative and quantitative disclosures with respect to the credit quality and related allowance for credit losses of financing receivables. Finance receivables includes notes receivable, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity’s statement of financial position. Required disclosures under ASU 2010-20 as of the end of a reporting period are effective for the Company’s December 31, 2010 reporting period and disclosures regarding activities during a reporting period are effective for the Company’s March 31, 2011 interim reporting period. The Company has incorporated the required disclosures within this Annual Report on Form 10-K, where applicable. The adoption of ASU 2010-20 has not had a material impact on the Company’s consolidated financial statements.

NOTE 3 —	FAIR VALUE MEASUREMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, restricted cash, rents and tenant receivables, prepaid expenses and mortgage loan deposits and accounts payable and accrued expenses — The Company considers the carrying values of

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these financial instruments, assets and liabilities to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Mortgage notes receivable — The fair value is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. The estimated fair value of these notes was $64.0 million as of December 31, 2010, as compared to the carrying values of $63.9 million as of December 31, 2010. As of December 31, 2009, the Company did not own any mortgage notes receivable.

Notes payable and credit facilities — The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of December 31, 2010 and 2009. The estimated fair value of the notes payable and credit facilities was $1.0 billion and $128.6 million as of December 31, 2010 and 2009, respectively, as compared to the carrying value of $1.1 billion and $129.3 million as of December 31, 2010 and 2009, respectively.

Derivative Instruments — The Company’s derivative instruments represent interest rate swaps and interest rate caps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial instruments.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Interest rate swap	$141	$—	$141	$—

Liabilities:
Interest rate swaps	$(7,329)	$—	$(7,329)	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Interest rate swap	$140	$—	$140	$—

Liabilities:
Interest rate swaps	$(275)	$—	$(275)	$—

NOTE 4 —	REAL ESTATE ACQUISITIONS

2010 Property Acquisitions

During the year ended December 31, 2010, the Company acquired a 100% interest in 314 commercial properties for an aggregate purchase price of $2.2 billion (the “2010 Acquisitions”). The Company purchased the 2010 Acquisitions with net proceeds from the Offerings, and through the issuance of $849.0 million in

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mortgage notes, each of which is secured by the properties on which the debt was placed, and the assumption of two mortgage loans with face amounts of $11.4 million and a fair value of $10.6 million. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

December 31,
2010

Land	$481,685
Building and improvements	1,494,389
Acquired in-place leases	240,104
Acquired above-market leases	62,431
Acquired below-market leases	(49,450)
Fair value adjustment of assumed notes payable	793

Total purchase price	$2,229,952

The Company recorded revenue of $74.3 million and a net loss for the year ended December 31, 2010 of $27.0 million related to the 2010 Acquisitions. In addition, the Company expensed $57.9 million of acquisition costs related to the 2010 Acquisitions. The third-party property manager of one property has the right, through its property management agreement, to participate in certain property operating cash flows and the proceeds from the disposition of the property above certain thresholds.

The following information summarizes selected financial information of the Company, as if all of the 2010 Acquisitions were completed on January 1, 2009 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2010 and 2009 (in thousands):

	December 31,	December 31,
	2010	2009

Pro forma basis (unaudited):
Revenue	$266,595	$220,504
Net income	$107,182	$20,439

The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.

2010 Investments in Joint Ventures

During the year ended December 31, 2010, the Company acquired controlling financial interests in the Consolidated Joint Ventures. As of December 31, 2010, the Consolidated Joint Ventures includes an investment of $1.2 million in land, upon which a single tenant retail store will be developed, and related construction costs of $4.1 million. Upon completion of the building, the Company will be obligated to purchase the property from the joint venture subject to certain criteria being met, as discussed in Note 11. The construction will be funded by a construction loan facility of $5.1 million. As of December 31, 2010, $3.4 million had been drawn on the construction loan facility. The Company also acquired a controlling financial interest in a joint venture, which acquired an office building for $27.0 million. During the year ended December 31, 2009, the Company did not have any interests in joint ventures.

In addition, during the year ended December 31, 2010, the Company acquired the majority interest in the Unconsolidated Joint Venture, which acquired six multi-tenant properties for $42.6 million. The acquisitions

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were financed with a mortgage note payable of $26.0 million, which is secured by the properties on which the debt was placed. As of December 31, 2009, the Company did not have any interests in joint ventures.

2009 Property Acquisitions

During the year ended December 31, 2009, the Company acquired a 100% interest in 133 commercial properties, for an aggregate purchase price of $703.8 million (the “2009 Acquisitions”). The Company purchased the 2009 Acquisitions with net proceeds of the Initial Offering and through the issuance of $171.0 million in mortgage notes, generally secured by certain properties. Six of the commercial properties were acquired from affiliates of the Company’s advisor. A majority of the Company’s board of directors, including all of the Company’s independent directors, not otherwise interested in the transactions with affiliates of the Company’s advisor approved such acquisitions as being fair and reasonable to the Company and determined that the cost to the Company was not in excess of the current appraised value of the properties or the cost of the properties to the affiliates. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

December 31,
2009

Land	$231,686
Building and improvements	364,739
Acquired in-place leases	108,625
Acquired above-market leases	19,144
Acquired below-market leases	(20,431)

Total purchase price	$703,763

The Company recorded revenue of $23.0 million and net loss for the year ended December 31, 2009 of $7.8 million related to the 2009 Acquisitions. In addition, the Company expensed $18.6 million of acquisition costs related to the 2009 Acquisitions.

NOTE 5 —	ACQUIRED INTANGIBLE LEASE ASSETS

Acquired intangible lease assets consisted of the following (in thousands):

	As of December 31,
	2010	2009

Acquired in place leases, net of accumulated amortization of $15,904 and $2,296, respectively (with a weighted average life of 189 and 219 months, respectively)	$335,844	$106,329
Acquired above market leases, net of accumulated amortization of $3,100 and $352, respectively (with a weighted average life of 190 and 191 months, respectively)	78,475	18,792

	$414,319	$125,121

Amortization expense recorded on the intangible assets for the years ended December 31, 2010 and 2009 was $16.4 million and $2.6 million, respectively. There were no intangible lease assets as of December 31, 2008.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense of the intangible lease assets as of December 31, 2010 for each of the five succeeding fiscal years is as follows:

	Amount
	Leases	Above Market
Year	In-Place	Leases

2011	$25,552	$5,549
2012	$24,494	$5,358
2013	$23,518	$5,214
2014	$23,088	$5,147
2015	$22,776	$5,118

NOTE 6 —	INVESTMENT IN MORTGAGE NOTES RECEIVABLE

During the year ended December 31, 2010, the Company acquired two mortgage notes receivable, which are secured by two office buildings. The mortgage notes balance of $63.9 million at December 31, 2010 consisted of the face amount of the mortgage notes of $74.0 million, a $12.0 million discount, $1.3 million of acquisition costs and net accretion of discounts and amortization of acquisition costs of $642,000. The discount is accreted and acquisition costs are amortized over the terms of each respective mortgage note using the effective interest rate method. The mortgage notes have a fixed interest rate of 5.93% per annum and mature on October 1, 2018. Interest only payments are due each month until September 1, 2011, and interest and principal payments are due each month from October 1, 2011 until October 1, 2018. As of December 31, 2009, the Company did not own any mortgage notes receivable.

NOTE 7 —	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands). Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 above. The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.

						Fair Value of Asset
						(Liability)
	Balance Sheet	Notional	Interest	Effective	Maturity	December 31,	December 31,
	Location	Amount	Rate	Date	Date	2010	2009

Derivatives not designated as hedging instruments
	Deferred rent, derivative
Interest Rate Swap(1)	and other liabilities	$20,000	5.95%	9/8/2009	8/29/2012	$(505)	$(275)
	Deferred rent, derivative
Interest Rate Swap(2)	and other liabilities	17,500	5.75%	12/18/2009	1/1/2017	(716)	140
	Deferred rent, derivative
Interest Rate Swap	and other liabilities	156,000	3.99%	7/30/2010	8/5/2015	(4,155)	—
	Prepaid expenses and other
Interest Rate Swap	assets	15,000	4.31%	7/30/2010	7/15/2017	141	—
	Deferred rent, derivative
Interest Rate Swap	and other liabilities	105,000	4.72%	8/25/2010	9/5/2015	(1,440)	—
	Deferred rent, derivative
Interest Rate Swap(3)	and other liabilities	223,200	6.83%	12/16/2010	7/6/2016	(513)	—

		$336,700				$(7,188)	$(135)

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The Company executed 15 swap agreements with identical terms and with an aggregate notional amount of $20.0 million.

(2)	As of December 31, 2009, the fair value of the interest rate swap agreement was in a financial asset position and was included in the accompanying December 31, 2009 consolidated balance sheet in prepaid expenses and other assets.

(3)	The Company executed 17 swap agreements with identical terms and with an aggregate notional amount of $23.2 million.

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

The following table summarizes the gains and losses on the Company’s derivative instruments and hedging activities (in thousands):

	Amount of Loss Recognized in
	Other Comprehensive Loss on Derivative
Derivatives in Cash Flow	Year Ended	Year Ended
Hedging Relationships	December 31, 2010	December 31, 2009

Interest Rate Swaps(1)	$(7,053)	$(135)

(1)	There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the years ended December 31, 2010 and 2009. No previously effective portion of gains or losses that were recorded in accumulated other comprehensive loss during the term of the hedging relationship was reclassified into earnings during the years ended December 31, 2010 and 2009.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment.

In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. At December 31, 2010 and 2009, respectively, there were no termination events or events of default related to the interest rate swaps.

NOTE 8 —	NOTES PAYABLE AND CREDIT FACILITIES

As of December 31, 2010, the Company had $1.1 billion of debt outstanding, consisting of $988.5 million, with fixed rates, which includes $336.3 million of variable rate debt swapped to fixed rates, $3.4 million outstanding under a construction loan facility and $70.0 million outstanding under two revolving credit facilities. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the total debt outstanding was $2.1 billion as of December 31, 2010. Additionally, the weighted average years to maturity was 6.6 years.

Notes Payable

At December 31, 2010, the Company had $988.5 million of mortgage notes payable outstanding, with fixed interest rates, which includes $336.3 million of variable rate debt swapped to fixed rates, ranging from

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.99% to 6.83% per annum with a weighted average interest rate of 5.26%. The mortgage notes payable mature on various dates from August 2012 through January 2021. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed.

During the year ended December 31, 2010, the Company entered into mortgage notes payable totaling $860.4 million, with fixed rates, which includes $299.2 million of variable rate debt swapped to fixed rates, ranging from 3.99% to 6.83% per annum through the maturity dates, ranging from April 2015 to January 2021, and including assumed loans with a face value of $11.4 million, with fixed rates, ranging from 6.00% to 6.58% per annum through the maturity dates, ranging from March 2013 to February 2019.

The mortgage notes payable are generally non-recourse to the Company and CCPT III OP, but both are liable for customary non-recourse carve-outs. The mortgage notes contain customary default provisions and may generally be prepaid subject to meeting certain requirements and payment of a prepayment premium as specified in the respective loan agreement. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (a) the maximum rate permitted by applicable law, or (b) the then-current interest rate plus a percentage specified in the respective loan agreement, which ranges from 3.00% to 6.80%. Certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on leverage ratios and variable rate debt. The Company believes it was in compliance with the covenants of the mortgage notes payable as of December 31, 2010.

Construction Loan Facility

A consolidated joint venture entered into a construction loan facility that is used to fund the development of a single tenant retail store and is drawn upon as construction costs are incurred. The aggregate commitment, if fully funded, is $5.1 million. The construction loan facility has a variable interest rate of LIBOR plus 350 basis points, not to be less than 5.00%, and matures on May 17, 2011. The construction loan facility is recourse to the Company’s joint venture partner and non-recourse to the joint venture and the Company. At December 31, 2010, $3.4 million had been drawn on the construction loan facility.

Revolving Credit Facilities

On December 16, 2009, the Company entered into a secured revolving term loan (the “TCF Loan”) with TCF National Bank providing available borrowings of up to $25.0 million until December 16, 2012. Subsequent to December 16, 2012, the TCF loan converts to an interest-only term loan of $23.0 million, which matures on December 16, 2014. The Company will be required to repay any borrowings greater than $23.0 million on December 16, 2012. The Company can elect to pay a variable interest rate equal to one-month LIBOR plus 350 basis points or the prime rate plus 100 basis points, each with a minimum interest rate of 4.50% per year. The TCF Loan is recourse to the Company and CCPT III OP, and the Company fully guarantees the obligations of CCPT III OP. The TCF Loan also includes usual and customary events of default and remedies for facilities of this nature. As of December 31, 2010, the Company had an outstanding balance of $25.0 million under the TCF Loan. The TCF Loan contains customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios and leverage ratios. The Company was in compliance with the covenants of the TCF Loan as of December 31, 2010.

On January 6, 2010, the Company entered into a secured borrowing base revolving credit facility (the “JPMorgan Credit Facility”) with JPMorgan Chase Bank, N.A., JPMorgan Securities Inc. and other lending institutions providing up to $100.0 million until the maturity date of January 6, 2013. Provided the Company is in compliance with the terms of the JPMorgan Credit Facility and sufficient commitments can be arranged by JPMorgan Chase Bank, N.A., the Company may increase the amount of the JPMorgan Credit Facility to a maximum of $200.0 million. The Company can elect to pay a variable interest rate equal to one, two or three month LIBOR plus 350 basis points or the prime rate plus 100 basis points, each with a minimum interest rate

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 4.50% per year. The Company has the right to prepay the outstanding amounts of the JPMorgan Credit Facility, in whole or in part, without premium or penalty provided that prior notice and the payment of accrued interest on the amount prepaid together with an administration fee are received by JPMorgan Chase Bank. The JPMorgan Credit Facility is recourse to the Company and CCPT III OP, and the Company fully guarantees the obligations of CCPT III OP. The JPMorgan Credit Facility also includes usual and customary events of default and remedies for facilities of this nature. As of December 31, 2010, the Company had an outstanding balance of $45.0 million and $26.5 million was available under the JPMorgan Credit Facility. The JPMorgan Credit Facility contains customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios and leverage ratios. The Company was in compliance with the covenants of the JPMorgan Credit Facility as of December 31, 2010. Subsequent to December 31, 2010, the Company increased the borrowing base by $28.2 million.

The following table summarizes the scheduled aggregate principal repayments for the five years and thereafter subsequent to December 31, 2010 (in thousands):

Principal
For the Year Ending December 31,	Repayments(1)(2)(3)

2011	$6,119
2012	23,095
2013	78,681
2014	27,153
2015	333,360
Thereafter	593,520

Total	$1,061,928

(1)	Principal payment amounts reflect actual payments based on face amount of notes payable.

(2)	Assumes the Company accepts the interest rates that one lender may reset on September 1, 2013 and February 1, 2015, respectively, related to mortgage notes payable of $30.0 million and $32.0 million, respectively.

(3)	Principal payment amounts reflect actual payments based on the face amount of notes payable secured by the Company’s wholly-owned properties. As of December 31, 2010, the fair value adjustment, net of amortization, of mortgage notes assumed was $721,000.

Affiliate Notes Payable

During the year ended December 31, 2009, the Company entered into eight loans totaling $41.6 million, all of which were variable rate debt with interest rates equal to the 3-month LIBOR plus 250 basis points and were secured by the membership interest held by CCPT III OP in certain of its wholly-owned subsidiaries. Of the $41.6 million, $13.9 million was borrowed from Series B, LLC (“Series B”), $15.7 million was borrowed from Series C, LLC (“Series C”), and $12.0 million was borrowed from Series D, LLC (“Series D”), each of which is an affiliate of the Company’s advisor. The loans from Series C and Series D contained a revolving line of credit feature that allowed the Company to borrow up to $15.7 million and $12.0 million, respectively, and each loan matured in January 2010. The loan from Series B matured on March 31, 2009. The Company’s board of directors, including all of the independent directors not otherwise interested in the transactions, approved the loans as fair, competitive and commercially reasonable, and determined that their terms were no less favorable to the Company than loans between unaffiliated third parties under similar circumstances. The loans were repaid in full during the year ended December 31, 2009, with gross offering proceeds and cash flows generated from operations.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2010, no interest expense and no financing coordination fee was incurred for related party loans. During the year ended December 31, 2009, the Company paid $184,000 of interest and no financing coordination fee related to the aforementioned loans from affiliated entities.

NOTE 9 —	ACQUIRED BELOW MARKET LEASE INTANGIBLES

Acquired below market lease intangibles relating to the real estate acquisitions discussed in Note 4 consisted of the following (in thousands):

	December 31,
	2010	2009

Acquired below-market leases, net of accumulated amortization of $3,066 and $399, respectively (with a weighted average life of 162 and 243 months, respectively)	$66,815	$20,032

Amortization income recorded on the intangible liability, for the years ended December 31, 2010 and 2009 was $2.7 million and $399,000, respectively. There was no intangible lease liability as of December 31, 2008.

Estimated amortization income of the intangible lease liability as of December 31, 2010 for each of the five succeeding fiscal years is as follows (in thousands):

Amount Below
Year	Market Leases

2011	$4,872
2012	$4,818
2013	$4,753
2014	$4,689
2015	$4,676

NOTE 10 —	SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	December 31,
	2010	2009	2008

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$14,448	$5,313	$—
Fair value of mortgage notes assumed in real estate acquisitions
at date of assumption	$10,577	$—	$—
Accrued capital expenditures	$1,422	$—	$—
Common stock issued through distribution reinvestment plan	$65,174	$12,626	$—
Net unrealized loss on interest rate swaps	$(7,053)	$(135)	$—
Accrued offering costs	$321	$490	$—
Supplemental Cash Flow Disclosures:
Interest paid	$20,627	$1,922	$—

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any material pending legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

Purchase Commitments

In connection with a consolidated joint venture arrangement, the Company will be obligated to purchase a single tenant retail property from the joint venture for an expected purchase price of $5.9 million, upon completion of the building and subject to certain criteria being met.

Environmental Matters

In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company owns certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. The Company also carries environmental liability insurance on our properties which provides coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company does not believe that the environmental matters identified at such properties will have a material adverse effect on its consolidated financial statements, nor is it aware of any environmental matters at other properties which it believes will have a material adverse effect on its consolidated financial statements.

NOTE 12 —	RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

The Company has incurred, and will continue to incur, commissions, fees and expenses payable to its advisor and certain affiliates in connection with the Offerings and the acquisition, management and sale of the assets of the Company.

Offerings

In connection with the Offerings, Cole Capital Corporation (“Cole Capital”), the Company’s affiliated dealer manager, received and expects to continue to receive, a selling commission of up to 7.0% of gross offering proceeds, before reallowance of commissions earned by participating broker-dealers. Cole Capital intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, Cole Capital received, and will continue to receive, 2.0% of gross offering proceeds, before reallowance to participating broker-dealers, as a dealer manager fee in connection with the Offerings. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer manager fees are paid to Cole Capital or other broker-dealers with respect to shares sold under the Company’s DRIP.

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

	Year Ended December 31,
	2010	2009

Offering:
Selling commissions	$98,980	$66,534
Selling commissions reallowed by Cole Capital	$98,980	$66,534
Dealer manager fee	$28,773	$19,311
Dealer manager fee reallowed by Cole Capital	$14,485	$9,098
Other organization and offering expenses	$14,013	$13,369

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

The Company paid, and expects to continue to pay, CR III Advisors a monthly asset management fee of 0.0417%, which is one-twelfth of 0.5%, of the Company’s average invested assets for that month (the “Asset Management Fee”). The Company will reimburse costs and expenses incurred by Cole Realty Advisors in providing asset management services.

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

	Year Ended December 31,
	2010	2009

Acquisitions and Operations:
Acquisition fees and expenses	$48,802	$14,555
Asset management fees and expenses	$8,187	$1,409
Property management and leasing fees and expenses	$3,811	$584
Operating expenses	$1,642	$744
Financing coordination fees	$9,512	$1,294

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

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2010, and 2009, no commissions or fees were incurred for services provided by CR III Advisors and its affiliates related to the services described above.

Other

As of December 31, 2010 and 2009, $804,000 and $743,000, respectively, had been incurred primarily for other organization and offering, operating and acquisition expenses, by CR III Advisors and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the consolidated financial statements.

Transactions

During the year ended December 31, 2010, the Company did not acquire any properties from or enter into any loan agreements with affiliates of the Company’s advisor. During the year ended December 31, 2009, the Company acquired a 100% interest in six commercial properties from affiliates of the Company’s advisor for an aggregate purchase price of $46.2 million. A majority of the Company’s board of directors, including all of the Company’s independent directors not otherwise interested in the transactions, approved the acquisitions as being fair and reasonable to the Company, and determined that the cost to the Company was not in excess of the current appraised value of the properties or the cost of the properties to the affiliates.

In connection with the real estate assets acquired from affiliates of the Company’s advisor during the year ended December 31, 2009, the Company entered into eight loans totaling $41.6 million, all of which were variable rate debt with interest rates equal to the 3-month LIBOR plus 250 basis points and were secured by the membership interest held by CCPT III OP in certain wholly-owned subsidiaries on which the debt was placed. Of the $41.6 million, $13.9 million was borrowed from Series B, LLC, $15.7 million was borrowed from Series C, LLC, and $12.0 million was borrowed from Series D, LLC, each of which is an affiliate of the Company’s advisor. The loans from Series C, LLC and Series D, LLC contained a revolving line of credit feature that allowed the Company to borrow up to $15.7 million and $12.0 million, respectively and each loan matured in January 2010. The loan from Series B, LLC matured on March 31, 2009. The Company’s board of directors, including all of the independent directors not otherwise interested in the transactions, approved the loans as fair, competitive and commercially reasonable, and determined that their terms were no less favorable to the Company than loans between unaffiliated third parties under similar circumstances. The loans were repaid in full during the year ended December 31, 2009, with gross offering proceeds. The Company paid $184,000 during the year ended December 31, 2009 of interest and no financing coordination fee was paid to CR III Advisors related to the aforementioned loans from affiliated entities.

NOTE 13 —	ECONOMIC DEPENDENCY

Under various agreements, the Company has engaged or will engage CR III Advisors and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon CR III Advisors and its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 —	STOCKHOLDERS’ EQUITY

Distribution Reinvestment Plan

Pursuant to the DRIP, the Company allows stockholders of our common stock to elect to have the distributions the stockholders receive reinvested in additional shares of the Company’s common stock. The purchase price per share under the amended and restated DRIP will be $9.50 per share until the Company’s board of directors determines a reasonable estimate of the value of the Company’s shares. Thereafter, the purchase price per share under the Company’s DRIP will be the most recently disclosed per share value as determined in accordance with the Company’s valuation policy. No sales commissions or dealer manager fees will be paid on shares sold under the DRIP. The Company’s board of directors may terminate or amend the DRIP at the Company’s discretion at any time upon 30 days prior written notice to the stockholders. During the years ended December 31, 2010 and 2009, approximately 6.9 million and approximately 1.3 million shares were purchased under the DRIP for $65.2 million and $12.6 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of redemptions paid of $11.7 million and $244,000, respectively.

Share Redemption Program

The Company’s share redemption program permits its stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.

There are several restrictions on the stockholder’s ability to sell their shares to the Company under the program. The stockholders generally have to hold their shares for one year in order to participate in the program; however, the Company may waive the one-year holding period in the event of the death or bankruptcy of a stockholder. In addition, the Company will limit the number of shares redeemed pursuant to the Company’s share redemption program as follows: (1) the Company will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve months prior to the redemption date (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the cap); and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our distribution reinvestment plan. In an effort to accommodate redemption requests throughout the calendar year, the Company intends to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing twelve-month period, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our distribution reinvestment plan (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the quarterly caps); however, the Company’s board of directors may waive these quarterly limitations in its sole discretion. During the term of the Offering, and subject to certain provisions the redemption price per share will depend on the length of time the stockholder has held such shares as follows: after one year from the purchase date — 95% of the amount the stockholder paid for each share; after two years from the purchase date — 97.5% of the amount the stockholder paid for each share; after three years from the purchase date — 100% of the amount the stockholder paid for each share.

Upon receipt of a request for redemption, the Company may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. The Company’s share redemption program provides that repurchases will be made on the last business day of the calendar month. If funds are not available to redeem all requested redemptions at the end of each month, the shares will be purchased on a pro rata basis and the unfulfilled requests will be held until the next month, unless withdrawn. The Company’s board of directors

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may amend, suspend or terminate the share redemption program at any time upon 30 days prior written notice to the stockholders. During the years ended December 31, 2010 and 2009, the Company redeemed approximately 1.2 million and approximately 25,000 shares under the share redemption program for $11.7 million and $244,000, respectively.

NOTE 15 —	INCOME TAXES

For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain dividends, or a return of a stockholder’s invested capital. The following table represents the character of distributions to stockholder for the years ended December 31, 2010 and 2009:

Character of Distributions:	2010	2009

Ordinary income	55%	55%
Return of capital	45%	45%

Total	100%	100%

At December 31, 2010 and 2009, the tax basis carrying value of the Company’s land and depreciable real estate assets was $3.0 billion and $717.9 million, respectively. During the years ended December 31, 2010 and 2009, the Company incurred state and local income and franchise taxes of $786,000 and $251,000, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations. During the period from January 22, 2008 (date of inception) to December 31, 2008, there were no distributions paid to stockholders or state income taxes incurred.

NOTE 16 —	OPERATING LEASES

The Company’s operating leases’ terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, as of December 31, 2010, is as follows (in thousands):

Year Ending December 31,	Amount

2011	$253,946
2012	251,827
2013	248,875
2014	247,138
2015	245,792
Thereafter	2,606,207

Total	$3,853,785

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009 (in thousands, except for per share amounts). In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each such periods.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$18,207	$25,988	$42,419	$56,942
Operating income	2,189	3,094	7,192	6,164
Net loss including noncontrolling interest	(160)	(1,603)	(8)	(4,832)
Net loss attributable to the Company	(160)	(1,603)	(8)	(4,522)
Basic and diluted net loss attributable to the Company per common share(1)	—	(0.01)	—	(0.03)
Dividends per share	0.17	0.17	0.18	0.18

(1)	Based on the weighted average number of shares outstanding as of December 31, 2010.

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$826	$2,658	$7,699	$11,820
Operating income	(2,015)	(2,770)	(279)	(720)
Net loss	(2,179)	(2,753)	(974)	(1,915)
Basic and diluted net loss per share(1)	(0.05)	(0.07)	(0.02)	(0.06)
Dividends per share	0.17	0.17	0.17	0.17

(1)	Based on the weighted average number of shares outstanding as of December 31, 2009.

NOTE 18 —	SUBSEQUENT EVENTS

Status of the Offerings

As of March 30, 2011, the Company had received $617.9 million in gross offering proceeds through the issuance of approximately 62.1 million shares of its common stock in the Follow-on Offering (including shares sold pursuant to the Company’s DRIP). As of March 30, 2011, approximately 192.7 million shares remained available for sale to the public in the Follow-on Offering, exclusive of shares available under the Company’s DRIP. Combined with the Initial Offering, the Company had received a total of $2.8 billion in gross offering proceeds as of March 30, 2011.

Subsequent to December 31, 2010, the Company redeemed approximately 793,000 shares for $7.7 million.

Real Estate Acquisitions

Subsequent to December 31, 2010, the Company acquired a 100% interest in 20 commercial real estate properties for an aggregate purchase price of $312.3 million. The acquisitions were funded with net proceeds of the Offerings. The Company has not completed its initial purchase price allocations with respect to these

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

properties and therefore cannot provide the disclosures included in Note 4 for these properties. Acquisition related expenses totaling $7.3 million were expensed as incurred.

Notes Payable and Credit Facilities

Subsequent to December 31, 2010, the Company incurred fixed rate debt totaling $122.4 million with fixed interest rates, which includes $37.8 million of variable rate debt swapped to fixed rates, ranging from 4.50% to 6.06% per annum, with various maturity dates from March 2016 through April 2021. The fixed rate loans are secured by 41 commercial properties with an aggregate purchase price of $240.9 million. In addition, the Company incurred variable rate debt of $12.5 million with a variable interest rate of LIBOR plus 275 basis points per annum, maturing in March 2016. The variable rate loan is secured by one commercial property with a purchase price of $25.1 million. Also, a consolidated joint venture incurred fixed rate debt of $13.5 million with a fixed interest rate of 5.17% per annum and matures in March 2016.

Subsequent to December 31, 2010, the Company fully repaid the $25.0 million outstanding under the TCF Loan and $45.0 million outstanding under the JPMorgan Credit Facility. The Company also increased the JPMorgan Credit Facility’s borrowing base by $28.2 million. As of March 30, 2011, the borrowing bases under the TCF Loan and the JPMorgan Credit Facility were $25.0 million and $99.7 million, respectively, based on the underlying collateral pools.

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2010
(In thousands)

						Gross Amount at
			Initial Costs to Company		Total	Which Carried at	Accumulated
				Building and	Adjustments	December 31,	Depreciation	Date	Date
Description(a)	Encumbrances		Land	Improvements	to Basis	2010(b)(c)(d)	(d)(e)(f)	Acquired	Constructed

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Aaron Rents
Auburndale, FL	$2,639		$1,224	$3,478	$—	$4,702	$80	3/31/10	2009
Battle Creek, MI	488		228	485	—	713	21	6/18/09	1956
Benton Harbor, MI	480		261	385	—	646	17	6/30/09	1973
Bloomsburg, PA	399		152	770	—	922	19	3/31/10	2009
Bowling Green, OH	564		154	805	—	959	19	3/31/10	2009
Charlotte, NC	579		279	714	—	993	15	3/31/10	1994
Chattanooga, TN	587		587	384	—	971	16	6/18/09	1989
Columbia, SC	667		549	473	—	1,022	20	6/18/09	1977
Copperas Cove, TX	800		304	964	—	1,268	39	6/30/09	2007
El Dorado, AR	427		208	457	—	665	19	6/30/09	2000
Haltom City, TX	902		258	1,185	—	1,443	47	6/30/09	2008
Humble, TX	795		430	734	—	1,164	31	5/29/09	2008
Indianapolis, IN	523		170	654	—	824	29	5/29/09	1998
Kennett, MO	319		165	406	—	571	9	3/31/10	1999
Kent, OH	613		356	1,138	—	1,494	33	3/31/10	1999
Killeen , TX	1,868		608	2,241	—	2,849	93	6/18/09	1981
Kingsville, TX	598		369	770	—	1,139	16	3/31/10	2009
Lafayette, IN	549		249	735	—	984	15	3/31/10	1990
Livingston, TX	774		131	1,052	—	1,183	42	6/18/09	2008
Magnolia, MS	1,472		209	2,393	—	2,602	59	3/31/10	2000
Mansura, LA	304		54	417	(10)	461	17	6/18/09	2000
Marion, SC	319		82	484	—	566	10	3/31/10	1998
Meadville, PA	614		168	841	—	1,009	41	5/29/09	1994
Mexia, TX	587		114	813	—	927	34	5/29/09	2007
Minden, LA	774		252	831	—	1,083	35	5/29/09	2008
Mission, TX	549		347	694	—	1,041	14	3/31/10	2009
North Olmsted, OH	449		151	535	—	686	13	3/31/10	1960
Odessa, TX	427		67	567	—	634	24	5/29/09	2006
Oneonta, AL	614		218	792	—	1,010	19	3/31/10	2008
Oxford , AL	427		263	389	—	652	17	5/29/09	1989
Pasadena, TX	790		377	787	—	1,164	31	6/18/09	2009
Pensacola, FL	416		263	423	—	686	19	6/30/09	1979
Port Lavaca, TX	640		128	894	—	1,022	36	6/30/09	2007
Redford, MI	434		215	477	—	692	12	3/31/10	1972
Richmond, VA	929		419	1,033	—	1,452	41	6/30/09	1988
Shawnee, OK	704		428	634	—	1,062	27	5/29/09	2008
Springdale, AR	624		500	655	—	1,155	14	3/31/10	2009
Statesboro, GA	694		311	734	—	1,045	29	6/18/09	2008
Texas City, TX	1,073		294	1,311	—	1,605	47	8/31/09	1991
Valley, AL	409		139	569	—	708	14	3/31/10	2009
Academy Sports
Austin, TX	5,044		3,699	4,930	—	8,629	48	8/26/10	1988
Bossier City, LA	4,565		1,920	5,410	—	7,330	216	6/19/09	2008
Fort Worth, TX	4,093		1,871	4,117	—	5,988	164	6/19/09	2009
Killeen, TX	3,320		1,227	4,716	—	5,943	89	4/29/10	2009
Laredo, TX	4,746		2,133	4,839	—	6,972	192	6/19/09	2008
Montgomery, AL	(g	)	1,290	5,644	—	6,934	229	6/19/09	2009
Advanced Auto
Appleton, WI	—		393	904	—	1,297	7	9/30/10	2007
Bethel, OH	—		276	889	—	1,165	1	12/22/10	2008
Bonita Springs, FL	—		1,094	1,134	—	2,228	9	9/22/10	2007
Canton, OH	660		343	870	—	1,213	18	3/31/10	2007

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

					Gross Amount at
		Initial Costs to Company		Total	Which Carried at	Accumulated
			Building and	Adjustments	December 31,	Depreciation	Date	Date
Description(a)	Encumbrances	Land	Improvements	to Basis	2010(b)(c)(d)	(d)(e)(f)	Acquired	Constructed

Crestwood, KY	—	374	1,015	—	1,389	1	12/22/10	2009
Deer Park, TX	886	219	1,131	—	1,350	30	12/16/09	2008
Delaware, OH	730	467	906	—	1,373	21	3/31/10	2008
Franklin, IN	738	384	918	—	1,302	9	8/12/10	2010
Grand Rapids, MI	657	344	656	—	1,000	7	8/12/10	2008
Hillview, KY	—	302	889	—	1,191	1	12/22/10	2009
Holland, OH	668	126	1,050	—	1,176	22	3/31/10	2008
Houston (Aldine), TX	827	190	1,072	—	1,262	28	12/16/09	2006
Houston (Imperial), TX	747	139	995	—	1,134	27	12/16/09	2008
Houston (Wallisville), TX	907	140	1,245	—	1,385	33	12/16/09	2008
Howell, MI	—	639	833	—	1,472	1	12/20/10	2008
Humble, TX	907	292	1,086	—	1,378	29	12/16/09	2007
Huntsville, TX	742	134	1,046	—	1,180	28	12/16/09	2008
Janesville, WI	—	277	1,209	—	1,486	9	9/30/10	2007
Kingwood, TX	891	183	1,183	—	1,366	31	12/16/09	2009
Lehigh Acres, FL	—	582	1,441	—	2,023	2	12/21/10	2008
Lubbock, TX	694	88	1,012	—	1,100	27	12/16/09	2008
Salem, OH	—	254	869	—	1,123	1	12/20/10	2009
Sapulpa, OK	704	360	893	—	1,253	9	8/3/10	2007
Sylvania, OH	639	115	983	—	1,098	18	4/28/10	2009
Twinsburg, OH	639	355	770	—	1,125	16	3/31/10	2008
Webster, TX	907	293	1,089	—	1,382	29	12/16/09	2008
Albertson’s
Abilene, TX	3,981	1,085	4,871	—	5,956	26	10/26/10	2010
Albuquerque (Academy), NM	4,500	2,257	5,204	—	7,461	33	10/26/10	1997
Albuquerque (Lomas), NM	4,410	2,960	4,409	—	7,369	30	10/26/10	2003
Alexandira, LA	4,110	1,428	5,066	—	6,494	27	10/26/10	2000
Arlington, TX	4,206	984	5,732	—	6,716	31	10/26/10	2002
Baton Rouge (Airline), LA	5,425	2,200	6,003	—	8,203	32	10/26/10	2004
Baton Rouge (College), LA	3,931	1,733	4,615	—	6,348	25	10/26/10	2002
Baton Rouge (George), LA	4,731	2,023	5,273	—	7,296	28	10/26/10	2003
Bossier City, LA	3,599	2,006	4,000	—	6,006	22	10/26/10	2000
Clovis, NM	3,927	757	3,625	—	4,382	24	10/26/10	2010
Denver, CO	3,840	1,858	5,253	—	7,111	28	10/26/10	2002
Durango, CO	3,770	4,549	2,276	—	6,825	12	10/26/10	1993
El Paso, TX	4,438	1,341	4,206	—	5,547	22	10/26/10	2009
Farmington, NM	2,566	1,237	3,136	—	4,373	22	10/26/10	2002
Fort Collins, CO	4,328	1,362	6,186	—	7,548	33	10/26/10	2009
Fort Worth (Beach), TX	4,740	2,097	5,299	—	7,396	28	10/26/10	2009
Fort Worth (Clifford), TX	3,149	1,187	4,089	—	5,276	22	10/26/10	2002
Fort Worth (Oakmont), TX	3,553	1,859	4,200	—	6,059	23	10/26/10	2000
Fort Worth (Sycamore), TX	3,840	962	5,174	—	6,136	28	10/26/10	2010
Lafayette, LA	5,380	1,676	6,442	—	8,118	34	10/26/10	2002
Albertson’s (Continued)
Lake Havasu City, AZ	3,552	1,037	5,361	—	6,398	29	10/26/10	2003
Los Lunas, NM	4,083	1,236	4,976	—	6,212	31	10/26/10	2003
Mesa, AZ	3,034	1,739	3,748	—	5,487	29	9/29/10	1997
Midland, TX	5,640	1,470	5,129	—	6,599	28	10/26/10	2000
Odessa, TX	5,080	1,201	4,425	—	5,626	24	10/26/10	2008
Phoenix, AZ	3,500	2,241	4,086	—	6,327	32	9/29/10	1998

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

						Gross Amount at
			Initial Costs to Company		Total	Which Carried at	Accumulated
				Building and	Adjustments	December 31,	Depreciation	Date	Date
Description(a)	Encumbrances		Land	Improvements	to Basis	2010(b)(c)(d)	(d)(e)(f)	Acquired	Constructed

Scottsdale, AZ	5,672		2,932	7,046	—	9,978	38	10/26/10	2002
Silver City, NM	3,560		647	3,987	—	4,634	25	10/26/10	1995
Tucson (Grant), AZ	2,721		1,464	3,456	—	4,920	19	10/26/10	1994
Tucson (Silverbell), AZ	5,430		2,649	7,001	—	9,650	53	9/29/10	2000
Weatherford, TX	3,934		1,686	4,836	—	6,522	26	10/26/10	2001
Yuma, AZ	4,395		1,320	6,597	—	7,917	36	10/26/10	2004
Applebee’s
Adrian, MI	—		312	1,537	—	1,849	8	10/13/10	1995
Bartlett, TN	—		674	874	—	1,548	5	10/13/10	1990
Chambersburg, PA	—		709	983	—	1,692	5	10/13/10	1995
Elizabeth City, NC	—		392	1,282	—	1,674	26	3/31/10	1997
Farmington, MO	—		360	1,483	—	1,843	30	3/31/10	1999
Horn Lake, MS	—		646	813	—	1,459	4	10/13/10	1994
Joplin, MO	—		578	1,290	—	1,868	26	3/31/10	1994
Kalamazoo, MI	—		562	1,288	—	1,850	7	10/13/10	1994
Lufkin, TX	—		617	1,106	—	1,723	6	10/13/10	1998
Madisonville, KY	—		521	1,166	—	1,687	24	3/31/10	1997
Marion, IL	—		429	1,166	—	1,595	24	3/31/10	1998
Memphis, TN	—		779	1,112	—	1,891	22	3/31/10	1999
Norton, VA	—		530	928	—	1,458	5	10/13/10	2006
Owatonna, MN	—		590	1,439	—	2,029	8	10/13/10	1996
Rolla, MO	—		569	1,370	—	1,939	28	3/31/10	1997
Swansea, IL	—		559	1,036	—	1,595	6	10/13/10	1998
Tyler, TX	—		852	1,418	—	2,270	8	10/13/10	1993
Vincennes, IN	—		383	1,248	—	1,631	25	3/31/10	1995
West Memphis, AR	—		518	829	—	1,347	4	10/13/10	2006
Wytheville, VA	—		419	959	—	1,378	5	10/13/10	1997
AT&T
Dallas, TX	17,350		887	24,073	—	24,960	532	5/28/10	2001
Atascocita Commons
Humble, TX	28,250		13,051	39,287	—	52,338	570	6/29/10	2008
Autozone
Blanchester, OH	535		160	755	—	915	12	6/9/10	2008
Hamilton, OH	814		610	760	—	1,370	12	6/9/10	2008
Hartville, OH	614		111	951	—	1,062	13	7/14/10	2007
Mount Orab, OH	679		306	833	—	1,139	13	6/9/10	2009
Nashville, TN	861		441	979	—	1,420	14	6/9/10	2009
Pearl River, LA	719		193	1,046	—	1,239	14	6/30/10	2007
Rapid City, SD	571		365	839	—	1,204	12	6/30/10	2008
Trenton, OH	504		288	598	—	886	10	6/9/10	2008

Best Buy
Bourbannais, IL	(g	)	1,181	3,809	—	4,990	155	8/31/09	1991
Coral Springs, FL	3,400		2,654	2,959	—	5,613	113	8/31/09	1993
Lakewood , CO	(g	)	2,318	4,603	—	6,921	172	8/31/09	1990
Montgomery, AL	3,148		986	4,116	—	5,102	53	7/6/10	2003
Pineville, NC	5,529		1,611	6,003	—	7,614	7	12/28/10	2003
Big O Tires
Phoenix, AZ	—		554	731	—	1,285	4	10/20/10	2010
Breakfast Pointe
Panama Beach City, FL	—		2,938	11,444	—	14,382	39	11/18/10	2009
Cargill

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

						Gross Amount at
			Initial Costs to Company		Total	Which Carried at	Accumulated
				Building and	Adjustments	December 31,	Depreciation	Date	Date
Description(a)	Encumbrances		Land	Improvements	to Basis	2010(b)(c)(d)	(d)(e)(f)	Acquired	Constructed

Blair, NE	2,515		263	4,160	—	4,423	91	3/17/10	2009
Carmax
Austin, TX	—		3,268	15,016	—	18,284	142	8/25/10	2004
Garland, TX	—		4,435	9,926	—	14,361	243	1/29/10	2007
Children’s Courtyard
Grand Prairie, TX	—		225	727	—	952	1	12/15/10	1999
Childtime Childcare
Bedford, OH	—		77	549	—	626	1	12/15/10	1979
Modesto (Floyd), CA	—		265	685	—	950	1	12/15/10	1988
Oklahoma City (Rockwell), OK	—		56	562	—	618	1	12/15/10	1986
Oklahoma City (Western), OK	—		77	561	—	638	1	12/15/10	1985
Chili’s
Flanders, NJ	—		624	1,472	—	2,096	20	6/30/10	2003
Ramsey, NJ	—		753	946	—	1,699	13	6/30/10	1995
Cigna
Plano, TX	31,400		7,782	38,237	—	46,019	1,035	2/24/10	2009
City Center Plaza
Bellevue, WA	156,000		33,201	243,531	—	276,732	3,160	7/9/10	2008
CompUSA
Arlington, TX	—		1,215	1,426	—	2,641	11	10/18/10	1992
Cracker Barrel
Abilene, TX	1,506		1,110	1,666	—	2,776	81	6/30/09	2005
Braselton, GA	1,340		952	1,630	—	2,582	79	6/30/09	2005
Bremen, GA	1,193		693	1,686	—	2,379	80	6/30/09	2006
Bristol, VA	1,124		578	1,643	—	2,221	79	6/30/09	2006
Columbus, GA	1,320		1,002	1,535	—	2,537	71	7/15/09	2003
Emporia, VA	1,144		722	1,527	—	2,249	75	6/30/09	2004
Fort Mill, SC	1,340		969	1,615	—	2,584	78	6/30/09	2006
Greensboro, NC	1,330		1,127	1,473	—	2,600	71	6/30/09	2005
Mebane, NC	1,115		679	1,553	—	2,232	75	6/30/09	2004
Piedmont, SC	1,506		1,218	1,672	—	2,890	80	6/30/09	2005
Rocky Mount, SC	1,212		920	1,433	—	2,353	70	6/30/09	2006
San Antonio, TX	1,476		1,129	1,687	—	2,816	81	6/30/09	2005
Sherman, TX	1,467		1,217	1,579	—	2,796	75	6/30/09	2007
Waynesboro, VA	1,388		1,072	1,608	—	2,680	77	6/30/09	2004
Woodstock, VA	1,095		851	1,375	—	2,226	67	6/30/09	2005
CSAA
Oklahoma City, OK	—		2,861	23,059	—	25,920	96	11/15/10	2009
CVS
Athens, GA	—		1,907	3,234	—	5,141	3	12/14/10	2009
Auburndale, FL	—		1,152	1,641	—	2,793	5	11/1/10	1999
Boca Raton, FL	—		—	2,862	—	2,862	3	12/14/10	2009
Brownsville, TX	—		1,156	3,114	—	4,270	3	12/14/10	2009
Cayce, SC	—		1,639	2,548	—	4,187	3	12/14/10	2009
City of Industry, CA	—		—	3,270	—	3,270	3	12/14/10	2009
Edinburg, TX	2,401		1,133	2,327	—	3,460	82	8/13/09	2008
Fredericksburg, VA	(g	)	1,936	3,737	—	5,673	184	1/6/09	2008
Ft. Myers, FL	3,025		2,412	2,586	—	4,998	36	6/18/10	2009
Gainesville, TX	—		432	2,350	—	2,782	3	12/23/10	2003
Gulf Breeze, FL	—		1,843	—	—	1,843	—	10/12/10	(h	)
Jacksonville, FL	—		2,552	3,441	—	5,993	4	12/14/10	2009

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

						Gross Amount at
			Initial Costs to Company		Total	Which Carried at	Accumulated
				Building and	Adjustments	December 31,	Depreciation	Date	Date
Description(a)	Encumbrances		Land	Improvements	to Basis	2010(b)(c)(d)	(d)(e)(f)	Acquired	Constructed

Kyle, TX	(g	)	996	2,855	—	3,851	102	8/13/09	2008
Lake Wales, FL	—		1,173	1,715	—	2,888	5	11/1/10	1999
Lawrence, KS	—		1,080	3,491	—	4,571	4	12/14/10	2009
Lawrenceville, NJ	—		3,531	4,387	—	7,918	5	12/14/10	2009
Lees Summit, MO	(g	)	1,199	2,723	—	3,922	90	9/29/09	2007
Liberty, MO	(g	)	1,506	2,508	—	4,014	89	8/13/09	2009
Lynchburg, VA	—		723	2,122	—	2,845	13	10/12/10	1999
Madison Heights, VA	—		863	1,726	—	2,589	10	10/22/10	1997
McAllen, TX	(g	)	1,208	2,674	—	3,882	94	8/13/09	2009
Meridianville, AL	1,990		1,021	2,454	—	3,475	65	12/30/09	2008
Mineola, NY	—		—	3,166	—	3,166	3	12/14/10	2008
Minneapolis, MN	—		260	4,447	—	4,707	5	12/14/10	2009
Mishawaka, IN	2,258		422	3,469	—	3,891	26	9/8/10	2006
Naples, FL	—		—	2,943	—	2,943	3	12/14/10	2009
New Port Richey, FL	1,670		1,032	2,271	—	3,303	46	3/26/10	2004
Newport News, VA	(g	)	1,372	3,140	—	4,512	113	8/13/09	2009
Noblesville, IN	(g	)	1,084	2,684	—	3,768	95	8/13/09	2009
Oak Forest, IL	(g	)	1,235	2,731	—	3,966	96	8/13/09	2009
Raymore, MO	(g	)	1,028	3,036	—	4,064	107	8/14/09	2007
Ringgold, GA	1,948		961	2,418	—	3,379	25	8/31/10	2007
Southaven (Goodman), MS	—		1,489	3,503	—	4,992	4	12/14/10	2009
Southaven, MS	2,700		1,885	2,836	—	4,721	105	7/31/09	2009
Sparks, NV	3,250		2,100	2,829	—	4,929	98	8/13/09	2009
The Village, OK	—		1,039	2,472	—	3,511	3	12/14/10	2009
Thomasville, NC	(g	)	878	2,062	—	2,940	71	8/14/09	2008
Virginia Beach, VA	(g	)	2,291	3,029	—	5,320	109	8/13/09	2009
Weaverville, NC	3,098		1,559	3,365	—	4,924	25	9/30/10	2009
Dell Perot
Lincoln, NE	—		1,607	17,059	—	18,666	69	11/15/10	2009
Evans Exchange
Evans, GA	12,518		8,322	7,996	—	16,318	110	6/10/10	(h	)
Experian
Schaumburg, IL	18,900		4,359	20,834	—	25,193	500	4/30/10	1999

Falcon Valley
Lenexa, KS	—		1,946	8,992	—	10,938	10	12/23/10	2008
FedEx
Beekmantown, NY	2,614		299	3,403	—	3,702	62	4/23/10	2008
Bossier City, LA	—		197	4,139	—	4,336	16	11/1/10	2009
Dublin, VA	—		159	2,765	—	2,924	15	10/21/10	2008
Effingham, IL	7,040		1,321	11,137	—	12,458	294	12/29/09	2008
Lafayette, IN	2,230		513	3,356	—	3,869	60	4/27/10	2008
Northwood, OH	2,410		457	3,944	—	4,401	39	8/17/10	1998
Folsum Gateway II
Folsum, CA	—		7,293	23,038	—	30,331	25	12/15/10	2008
Giant Eagle
Lancaster, OH	—		2,283	11,700	—	13,983	62	10/29/10	2008
Harris Teeter
Durham, NC	1,700		2,852	—	—	2,852	—	7/31/09	(h	)
HealthNow
Buffalo, NY	—		1,699	69,587	—	71,286	83	12/16/10	2007
HH Gregg Appliances

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

						Gross Amount at
			Initial Costs to Company		Total	Which Carried at	Accumulated
				Building and	Adjustments	December 31,	Depreciation	Date	Date
Description(a)	Encumbrances		Land	Improvements	to Basis	2010(b)(c)(d)	(d)(e)(f)	Acquired	Constructed

North Charleston, SC	2,700		1,665	3,369	—	5,034	143	7/2/09	2000
Home Depot
Las Vegas , NV	(g	)	7,167	—	—	7,167	—	4/15/09	(h	)
Odessa, TX	(g	)	4,704	—	—	4,704	—	4/15/09	(h	)
San Diego, CA	6,350		10,288	—	—	10,288	—	4/15/09	(h	)
San Jose, CA	(g	)	7,404	—	—	7,404	—	4/15/09	(h	)
Slidell, LA	—		3,631	—	—	3,631	—	7/28/10	(h	)
Tolleson, AZ	17,050		3,461	22,327	—	25,788	259	7/30/10	2010
Tucson, AZ	6,025		6,125	—	—	6,125	—	10/21/09	(h	)
Winchester, VA	14,900		1,724	20,703	19	22,446	646	10/21/09	2008
Igloo
Katy, TX	20,300		4,117	32,552	—	36,669	517	5/21/10	2004
Kohl’s
Burnsville, MN	(g	)	3,830	5,854	—	9,684	294	1/9/09	1991
Columbia, SC	6,275		1,484	9,462	—	10,946	251	12/7/09	2007
McAllen, TX	3,591		1,094	5,565	—	6,659	114	3/26/10	2005
Monrovia, CA	6,500		5,441	5,505	—	10,946	219	7/30/09	1982
Onalaska, WI	—		1,541	5,148	—	6,689	6	12/13/10	1992
Port Orange, FL	(g	)	9,074	—	—	9,074	—	7/23/09	(h	)
Rancho Cordova, CA	(g	)	2,848	4,100	—	6,948	180	7/30/09	1982
Salina, KS	—		636	4,653	—	5,289	25	10/29/10	2008
Tavares, FL	4,400		7,926	—	—	7,926	—	6/30/09	(h	)
Kum & Go
Bentonville, AR	—		568	913	—	1,481	25	12/30/09	2009
Lowell, AR	—		728	1,005	—	1,733	28	12/30/09	2009
Ottumwa, IA	—		604	1,025	—	1,629	24	2/25/10	1999
Rogers, AR	—		789	919	—	1,708	25	12/30/09	2008
Sloan, IA	—		336	1,839	—	2,175	35	4/23/10	2008
Story City, IA	—		216	1,395	—	1,611	34	2/25/10	2006
Tipton, IA	—		289	1,848	—	2,137	30	5/28/10	2008
West Branch, IA	—		132	808	—	940	20	2/25/10	1997
L.A. Fitness
Carmel, IN	4,370		1,392	5,435	—	6,827	234	6/30/09	2008
Dallas, TX	4,712		1,824	6,656	—	8,480	69	8/17/10	2008
Denton, TX	3,960		1,635	5,082	—	6,717	112	3/31/10	2009
Glendale, AZ	3,193		1,920	3,214	—	5,134	114	10/30/09	2005
Highland, CA	4,700		1,255	6,777	—	8,032	162	2/4/10	2009
Oakdale, MN	—		1,667	5,674	—	7,341	44	9/30/10	2009
Spring, TX	—		1,372	5,011	—	6,383	145	11/20/09	2006
Lakeshore Crossing
Gainesville, GA	—		2,314	5,802	—	8,116	45	9/15/10	1994
Lowe’s
Kansas City, MO	4,250		4,323	—	—	4,323	—	11/20/09	(h	)
Las Vegas , NV	14,025		9,096	—	—	9,096	—	3/31/09	(h	)
Sanford, ME	4,672		8,482	—	—	8,482	—	6/28/10	(h	)
Ticonderoga, NY	4,345		7,344	—	—	7,344	—	8/31/10	(h	)
Macaroni Grill
Flanders, NJ	—		477	1,125	—	1,602	15	6/30/10	2003
Mt. Laurel, NJ	—		791	1,612	—	2,403	22	6/30/10	2004
Ramsey, NJ	—		1,109	1,179	—	2,288	16	6/30/10	1995
West Windsor, NJ	—		515	932	—	1,447	13	6/30/10	1998
Manchester Highlands

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

						Gross Amount at
			Initial Costs to Company		Total	Which Carried at	Accumulated
				Building and	Adjustments	December 31,	Depreciation	Date	Date
Description(a)	Encumbrances		Land	Improvements	to Basis	2010(b)(c)(d)	(d)(e)(f)	Acquired	Constructed

St. Louis, MO Mueller Regional Retail District	24,250		9,291	35,883	—	45,174	360	8/26/10	2008
Austin, TX	34,300		9,918	45,299	328	55,545	1,294	12/18/09	2008
National Tire & Battery
Nashville, TN	799		372	1,138	—	1,510	21	4/21/10	2010
Northern Tool & Equipment
Ocala, FL	1,650		1,167	1,796	—	2,963	34	5/20/10	2009
On the Border
Alpharetta, GA	1,329		1,240	1,406	—	2,646	19	6/30/10	1997
Auburn Hills, MI	1,283		859	1,976	—	2,835	27	6/30/10	1999
Buford, GA	1,236		1,140	1,277	—	2,417	18	6/30/10	2001
Burleson, TX	1,439		980	1,791	—	2,771	25	6/30/10	2000
College Station, TX	1,376		1,242	1,402	—	2,644	19	6/30/10	1997
Columbus, OH	—		1,245	1,410	—	2,655	19	6/30/10	1997
Concord Mills, NC	1,363		1,296	1,350	—	2,646	19	6/30/10	2000
Denton, TX	1,317		1,028	1,480	—	2,508	20	6/30/10	2002
DeSoto, TX	1,482		838	1,915	—	2,753	27	6/30/10	1983
Fort Worth, TX	1,575		1,188	1,857	—	3,045	26	6/30/10	1999
Garland, TX	1,020		690	1,311	—	2,001	18	6/30/10	2007
Kansas City, MO	—		904	1,403	—	2,307	19	6/30/10	1997
Lee’s Summit, MO	—		845	1,331	—	2,176	18	6/30/10	2002
Lubbock, TX	1,376		743	1,996	—	2,739	28	6/30/10	1994
Mesa, AZ	—		1,121	1,468	—	2,589	20	6/30/10	2002
Mt. Laurel, NJ	—		559	1,139	—	1,698	16	6/30/10	2004
Naperville, IL	1,494		1,260	1,786	—	3,046	25	6/30/10	1997
Novi, MI	1,177		653	1,837	—	2,490	25	6/30/10	1997
Oklahoma City, OK	1,266		880	1,659	—	2,539	23	6/30/10	1996
Peoria, AZ	—		1,071	1,245	—	2,316	17	6/30/10	2002
On the Border (Continued)
Rockwall, TX	1,355		761	1,836	—	2,597	25	6/30/10	1999
Rogers, AR	—		551	1,176	—	1,727	16	6/30/10	2002
Tulsa, OK	1,427		952	1,907	—	2,859	26	6/30/10	1995
West Springfield, MA	—		1,015	2,361	—	3,376	33	6/30/10	1995
West Windsor, NJ	—		1,114	2,013	—	3,127	28	6/30/10	1998
Woodbridge, VA	1,685		1,587	1,540	—	3,127	21	6/30/10	1998
O’Reilly’s Auto Parts
Breaux Bridge, LA	480		91	608	—	699	12	3/15/10	2009
Christiansburg, VA	—		205	763	—	968	1	12/23/10	2010
Highlands, TX	—		217	605	—	822	1	12/23/10	2010
LaPlace, LA	608		221	682	—	903	14	3/12/10	2008
New Roads, LA	491		111	616	—	727	12	3/12/10	2008
San Antonio, TX	—		356	853	—	1,209	1	12/23/10	2010
Petco
Lake Charles, LA	—		412	2,852	—	3,264	16	10/25/10	2008
Prairie Market
Oswego, IL	—		12,997	10,840	—	23,837	13	12/3/10	(h	)
Publix
Mountain Brook, AL	3,275		2,492	2,830	—	5,322	79	12/1/09	2004
Red Oak Village
San Marcos, TX	—		4,222	16,434	—	20,656	21	12/23/10	2008
Sam’s Club
Hoover, AL	(g	)	2,083	9,223	—	11,306	501	1/15/09	2000
Sherwin Williams

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

						Gross Amount at
			Initial Costs to Company		Total	Which Carried at	Accumulated
				Building and	Adjustments	December 31,	Depreciation	Date	Date
Description(a)	Encumbrances		Land	Improvements	to Basis	2010(b)(c)(d)	(d)(e)(f)	Acquired	Constructed

Muskegon, MI	—		158	880	—	1,038	1	12/10/10	2008
Shoppes at Port Arthur
Port Arthur, TX	—		2,618	11,463	—	14,081	70	10/12/10	2008
Staples
Houston, TX	1,815		1,020	2,232	—	3,252	32	6/17/10	2008
Iowa City, IA	(g	)	1,223	2,201	—	3,424	68	11/13/09	2009
Stearns Crossing
Bartlett, IL	—		3,733	7,649	—	11,382	11	12/9/10	1999
Stop & Shop
Stamford, CT	15,000		12,881	14,592	—	27,473	173	7/30/10	2006
Stripes
Andrews, TX	—		110	1,777	—	1,887	47	12/30/09	2008
Carrizo Springs, TX	—		400	2,221	—	2,621	7	11/22/10	2010
Eagle Pass, TX	—		656	1,897	—	2,553	26	6/29/10	2009
Edinburg, TX	—		906	1,259	—	2,165	17	6/29/10	1999
Fort Stockton, TX	—		1,035	3,184	135	4,354	6	12/30/10	2010
Haskell, TX	—		93	2,130	—	2,223	7	11/22/10	2010
LaFeria, TX	—		321	1,271	—	1,592	34	12/30/09	2008
Laredo (La Pita Mangana), TX	—		419	1,741	—	2,160	6	11/22/10	2010
Palmhurst, TX	—		467	448	—	915	6	6/29/10	1986
Pharr, TX	—		384	1,712	—	2,096	45	12/30/09	1997
Portales, NM	—		313	1,755	158	2,226	4	12/30/10	2010
Rio Hondo, TX	—		273	1,840	—	2,113	48	12/30/09	2007
Stripes (Continued)
San Benito (Ranchito), TX	—		401	1,967	—	2,368	27	6/29/10	2010
Sunset Valley Shopping Center
Austin, TX	17,441		10,249	19,345	—	29,594	413	3/26/10	2007
Thornton’s
Bloomington, IL	—		777	1,031	—	1,808	2	12/17/10	1992
Clarksville, IN	—		894	948	—	1,842	2	12/17/10	2005
Edinburgh, IN	—		780	1,138	—	1,918	2	12/17/10	1997
Evansville (Rosenberger), IN	—		727	1,039	—	1,766	2	12/17/10	2007
Evansville, IN	—		674	1,040	—	1,714	2	12/17/10	1998
Franklin Park, IL	—		1,427	1,373	—	2,800	2	12/17/10	1999
Galloway, OH	—		578	1,134	—	1,712	2	12/17/10	1998
Henderson (Green), KY	—		702	1,031	—	1,733	2	12/17/10	2009
Henderson, KY	—		1,212	2,089	—	3,301	3	12/17/10	2007
Jeffersonville, IN	—		1,475	1,057	—	2,532	2	12/17/10	1995
Joliet, IL	—		1,209	1,789	—	2,998	3	12/17/10	2000
Louisville, KY	—		684	1,154	—	1,838	2	12/17/10	1994
Oaklawn, IL	—		1,233	667	—	1,900	1	12/17/10	1994
Ottawa, IL	—		599	1,751	—	2,350	2	12/17/10	2006
Plainfield, IL	—		829	1,166	—	1,995	2	12/17/10	2005
Roselle, IL	—		926	1,425	—	2,351	3	12/17/10	1996
Shelbyville, KY	—		533	1,356	—	1,889	3	12/17/10	2007
South Elgin, IL	—		1,452	1,278	—	2,730	2	12/17/10	2007
Springfield, IL	—		1,221	2,053	—	3,274	3	12/17/10	2008
Summit, IL	—		1,316	662	—	1,978	1	12/17/10	2000
Terre Haute, IN	—		908	1,409	—	2,317	3	12/17/10	1999
Waukegan, IL	—		797	1,199	—	1,996	2	12/17/10	1999
Westmont, IL	—		1,150	1,926	—	3,076	3	12/17/10	1997

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

					Gross Amount at
		Initial Costs to Company		Total	Which Carried at	Accumulated
			Building and	Adjustments	December 31,	Depreciation	Date	Date
Description(a)	Encumbrances	Land	Improvements	to Basis	2010(b)(c)(d)	(d)(e)(f)	Acquired	Constructed

Tire Kingdom
Auburndale, FL	1,205	625	1,487	—	2,112	18	7/20/10	2010
Tractor Supply
Alton, IL	1,404	419	2,009	—	2,428	20	8/13/10	2008
Augusta, ME	1,423	362	2,121	—	2,483	13	10/12/10	2009
Ballinger, TX	1,248	369	1,841	—	2,210	31	5/21/10	2010
Belchertown, MA	1,823	1,001	2,149	—	3,150	34	6/29/10	2008
Del Rio, TX	1,334	657	1,387	—	2,044	55	7/27/09	2009
Dixon, CA	—	848	3,528	—	4,376	28	9/24/10	2007
Edinburg, TX	1,740	571	2,051	—	2,622	80	7/27/09	2009
Franklin, NC	—	422	1,914	—	2,336	7	11/30/10	2009
Gibsonia, PA	1,648	726	2,074	—	2,800	37	5/5/10	2010
Glenpool, OK	1,180	174	1,941	—	2,115	33	5/4/10	2009
Gloucester, NJ	2,600	1,590	2,962	—	4,552	87	12/17/09	2009
Hamilton, OH	—	418	1,045	—	1,463	9	9/17/10	1975
Irmo, SC	1,125	697	1,501	—	2,198	62	10/15/09	2009
Jefferson City, MO	—	398	1,269	—	1,667	4	11/9/10	2009
Kenedy, TX	1,220	215	1,985	—	2,200	38	4/29/10	2009
Lawrence, KS	1,377	427	2,016	—	2,443	15	9/24/10	2010
Little Rock, AR	—	834	1,223	—	2,057	4	11/9/10	2009
Tractor Supply (Continued)
Murphy, NC	1,402	789	1,580	—	2,369	29	5/21/10	2010
Nixa, MO	—	430	1,697	—	2,127	13	9/24/10	2009
Pearsall, TX	1,199	120	2,117	—	2,237	40	4/9/10	2009
Roswell, TX	1,414	728	1,469	—	2,197	58	7/27/09	2009
Sedalia, MO	—	414	1,567	—	1,981	2	12/10/10	2010
Sellersburg, IN	—	815	1,426	—	2,241	11	9/13/10	2010
Southwick, MA	—	1,521	2,261	—	3,782	36	6/29/10	2008
St. John, IN	2,247	360	3,445	—	3,805	44	7/28/10	2007
Stillwater, OK	1,205	163	1,999	—	2,162	34	5/4/10	2008
Summerdale, AL	1,210	238	1,783	—	2,021	36	4/14/10	2010
Troy, MO	1,286	623	1,529	—	2,152	16	8/13/10	2009
Union, MO	1,404	512	1,784	—	2,296	18	8/13/10	2008
Wauseon, OH	—	596	1,563	—	2,159	14	9/13/10	2007
Tutor Time
Austin, TX	—	216	1,445	—	1,661	2	12/15/10	2000
Downingtown, PA	—	143	1,473	—	1,616	2	12/15/10	1998
Ulta Salon
Jackson, TN	—	557	1,832	—	2,389	7	11/5/10	2010
University Plaza
Flagstaff, AZ	8,350	3,008	11,545	587	15,140	384	11/17/09	1982
Volusia Square
Daytona Beach, FL	—	7,004	22,427	—	29,431	88	11/12/10	2010
Walgreens
Appleton (Meade), WI	1,880	885	2,505	—	3,390	56	2/3/10	2008
Appleton (Northland), WI	2,736	1,385	3,249	—	4,634	72	2/18/10	2008
Augusta, ME	3,157	2,271	3,172	—	5,443	65	3/5/10	2007
Baytown, TX	2,480	1,151	2,786	—	3,937	63	2/23/10	2009
Beloit, WI	2,184	763	3,064	—	3,827	49	5/20/10	2008
Birmingham, AL	1,560	660	2,015	—	2,675	43	3/30/10	1999
Brooklyn Park, MD	2,668	1,323	3,301	—	4,624	87	12/23/09	2008
Chickasha, TX	2,241	746	2,900	—	3,646	92	10/14/09	2007

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

						Gross Amount at
			Initial Costs to Company		Total	Which Carried at	Accumulated
				Building and	Adjustments	December 31,	Depreciation	Date	Date
Description(a)	Encumbrances		Land	Improvements	to Basis	2010(b)(c)(d)	(d)(e)(f)	Acquired	Constructed

Cleveland (Clark), OH	2,692		451	4,312	—	4,763	95	2/10/10	2008
Denton, TX	(g	)	887	3,535	—	4,422	131	7/24/09	2009
Dunkirk, NY	(g	)	1,043	2,549	—	3,592	104	5/29/09	2008
Durham (Guess), NC	2,871		1,315	3,225	—	4,540	38	7/20/10	2010
Durham (Highway 54), NC	2,849		2,067	2,827	—	4,894	52	4/28/10	2008
Edmond, OK	2,250		901	2,656	—	3,557	111	7/7/09	2000
Elgin, IL	2,260		1,561	2,469	—	4,030	66	12/30/09	2002
Fayetteville, NC	—		916	4,118	—	5,034	4	12/30/10	2009
Fort Mill, SC	2,272		1,137	2,532	—	3,669	35	6/24/10	2010
Framingham, MA	3,046		2,234	2,852	—	5,086	71	1/19/10	2007
Fredericksburg, VA	3,865		2,729	4,072	—	6,801	200	1/9/09	2008
Goose Creek, SC	2,700		1,277	3,240	—	4,517	100	10/29/09	2009
Grand Junction , CO	(g	)	1,041	3,215	—	4,256	106	9/30/09	2009
Grayson, GA	—		1,129	2,965	—	4,094	3	12/7/10	2004
Greenville, NC	3,030		645	3,532	—	4,177	79	2/19/10	2009
Houston, TX	(g	)	1,766	3,214	—	4,980	107	9/30/09	2009
Indianapolis, IN	(g	)	842	4,798	—	5,640	236	1/6/09	2008
Walgreens (Continued)
Janesville (W Court), WI	2,235		689	3,099	—	3,788	56	4/13/10	2010
Janesville, WI	3,164		1,423	3,776	—	5,199	100	12/18/09	2008
Kingman, AZ	2,997		839	4,369	—	5,208	97	2/25/10	2009
Lancaster (Palmdale), CA	2,719		1,349	3,219	—	4,568	52	5/17/10	2009
Lancaster, SC	2,980		2,021	2,970	—	4,991	67	2/19/10	2009
Leland, NC	2,472		1,252	2,835	—	4,087	33	7/15/10	2008
Loves Park, IL	2,118		892	2,644	—	3,536	64	1/19/10	2008
Machesney Park, IL	2,241		875	2,918	8	3,801	77	12/16/09	2008
Matteson, IL	—		430	3,246	—	3,676	10	11/30/10	2008
McPherson, KS	(g	)	881	2,906	—	3,787	95	9/30/09	2009
Nampa, ID	(g	)	1,028	2,855	—	3,883	95	9/18/09	2009
New Albany, OH	—		1,095	2,533	—	3,628	3	12/2/10	2006
North Mankato, MN	2,530		1,841	2,572	—	4,413	52	3/18/10	2008
North Platte, NE	2,791		1,123	3,367	—	4,490	75	2/23/10	2009
Omaha, NE	2,580		1,183	3,734	—	4,917	83	2/25/10	2009
Papillion, NE	2,359		1,039	2,731	—	3,770	84	10/6/09	2009
Pueblo, CO	—		510	2,651	—	3,161	3	12/7/10	2003
Rocky Mount, NC	2,995		1,419	3,516	—	4,935	56	5/26/10	2009
South Bend (Ironwood), IN	3,120		1,538	3,657	—	5,195	97	12/21/09	2006
South Bend, IN	(g	)	1,234	3,245	—	4,479	92	11/18/09	2007
Spearfish, SD	2,908		1,028	3,355	—	4,383	103	10/6/09	2008
St. Charles, IL	2,030		1,457	2,243	—	3,700	60	12/30/09	2002
St. George, UT	(g	)	1,409	4,277	—	5,686	141	9/30/09	2008
Stillwater, OK	(g	)	562	2,903	8	3,473	122	7/21/09	2000
Tucson (Harrison), AZ	—		1,415	3,075	—	4,490	3	12/7/10	2004
Tucson (River), AZ	—		1,353	3,390	—	4,743	11	11/12/10	2003
Tulsa, OK	2,065		1,130	2,414	—	3,544	123	1/6/09	2001
Twin Falls, ID	2,432		1,088	3,153	—	4,241	78	1/14/10	2009
Warner Robins, GA	(g	)	1,171	2,585	—	3,756	83	10/20/09	2007
Wal-Mart
Albuquerque, NM	9,935		14,432	—	—	14,432	—	3/31/09	(h	)
Las Vegas , NV	—		13,237	—	—	13,237	—	3/31/09	(h	)
Pueblo, CO	—		1,877	10,162	—	12,039	40	11/12/10	1998
Waterside Marketplace

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

					Gross Amount at
		Initial Costs to Company		Total	Which Carried at	Accumulated
			Building and	Adjustments	December 31,	Depreciation	Date	Date
Description(a)	Encumbrances	Land	Improvements	to Basis	2010(b)(c)(d)	(d)(e)(f)	Acquired	Constructed

Chesterfield, MI	—	8,078	15,727	—	23,805	30	12/20/10	2007
WaWa
Portsmouth, VA	—	2,080	—	—	2,080	—	9/30/10	(h	)
Whittwood Town Center
Whittier, CA	43,000	35,268	64,486	—	99,754	815	8/27/10	2006
Whole Foods
Hinsdale, IL	5,710	4,227	6,749	—	10,976	117	5/28/10	1999

TOTAL	$988,546	$713,371	$1,858,294	$1,233	$2,572,898	$28,859

(a)	As of December 31, 2009, we wholly-owned 426 single-tenant, freestanding commercial properties and 21 multi-tenant retail properties.

(b)	The aggregate cost for federal income tax purposes is approximately $3.0 billion.

(c)	The following is a reconciliation of total real estate carrying value for the years ended December 31:

	2010	2009

Balance, beginning of period	$596,425	$—
Additions
Acquisitions	1,975,240	596,425
Improvements	1,294	—
Adjustment to basis	—	—

Total additions	1,976,534	596,425

Deductions
Cost of real estate sold	—	—
Other	(61)	—

Total deductions	—	—

Balance, end of period	$2,572,898	$596,425

(d)	As of December 31, 2010, the Consolidated Joint Ventures had investments including $1.2 million in land, upon which a single tenant retail store will be developed, and related construction costs of $4.1 million as well as an office building of $27.0 million with accumulated depreciation of $39,000.

(e)	The following is a reconciliation of accumulated depreciation for the years ended December 31:

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

	2010	2009

Balance, beginning of period	$3,178	$—
Additions
Acquisitions — Depreciation Expense for Building, Acquisition Costs & Tenant Improvements Acquired	25,672	3,178
Improvements — Depreciation Expense for Tenant Improvements and Building Equipment	9	—

Total additions	25,681	3,178

Deductions
Cost of real estate sold	—	—
Other	—	—

Total deductions	—	—

Balance, end of period	$28,859	$3,178

(f)	The Company’s assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, tenant improvements and lease intangibles are amortized over the respective lease term and buildings are depreciated over 40 years.

(g)	Part of the Credit Facilities’ underlying collateral pool of 33 commercial properties. As of December 31, 2010, the Company had $70.0 million outstanding under the Credit Facilities.

(h)	Subject to a ground lease and therefore date constructed is not applicable.

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2010

				Final	Periodic		Face Amount	Carrying Amount
			Interest	Maturity	Payment	Prior	of Mortgages	of Mortgages(2)
Mortgage Loans Receivable	Description	Location	Rate	Date	Terms(1)	Liens	(In thousands)	(In thousands)

Consol Energy Notes	Office	(3)	5.93%	10/1/2018	P & I	None	$74,000	$63,933

(1)	P & I = Principal and interest payments.

(2)	The aggregate cost for federal income tax purposes is $63.3 million.

(3)	The Consol Energy Notes are secured by two office buildings located in Pennsylvania.

The following shows changes in the carrying amounts of mortgage loans receivable during the period (in thousands):

Balance at December 31, 2009	$—
Additions:
New mortgage loans	74,000
Discount on new mortgage loans and capitalized loan costs	(12,000)
Acquisition costs related to investment in mortgage notes receivable	1,291
Deductions:
Collections of principal	—
Accretion of discount and amortization of capitalized loan costs	642

Balance at December 31, 2010	$63,933

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2011.

Cole Credit Property Trust III, Inc.

By:	/s/ CHRISTOPHER H. COLE
Name:     Christopher H. Cole

Title:	Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE Christopher H. Cole	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2011

/s/ D. KIRK MCALLASTER, JR. D. Kirk McAllaster, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2011

/s/ SIMON J. MISSELBROOK Simon J. Misselbrook	Vice President of Accounting (Principal Accounting Officer)	March 30, 2011

/s/ MARC T. NEMER Marc T. Nemer	Director	March 30, 2011

/s/ MARCUS E. BROMLEY Marcus E. Bromley	Director	March 30, 2011

/s/ SCOTT P. SEALY Scott P. Sealy	Director	March 30, 2011

/s/ LEONARD W. WOOD Leonard W. Wood	Director	March 30, 2011

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
No.	Description

1.1	Dealer Manager Agreement between Cole Credit Property Trust III, Inc. and Cole Capital Corporation dated September 17, 2010 (Incorporated by reference to Exhibit 1.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-164884), filed on September 17, 2010).
3.1	Third Articles of Amendment and Restatement of Cole Credit Property Trust III, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-149290), filed on September 29, 2008).
3.2	Amended and Restated Bylaws of Cole Credit Property Trust III, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-149290), filed on May 7, 2008).
3.3	Articles of Amendment (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 333-149290) filed on April 9, 2010).
4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed March 8, 2011).
4.2	Form of Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed March 8, 2011.
4.3	Form of Alternative Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed March 8, 2011).
4.4	Form of Alternative Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed March 8, 2011).
10.1	Property Management and Leasing Agreement by and among Cole Credit Property Trust III, Inc., Cole REIT III Operating Partnership, LP and Cole Realty Advisors, Inc. dated October 8, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on October 9, 2008).
10.2	[Reserved.]
10.3	Amended and Restated Agreement of Limited Partnership of Cole REIT III Operating Partnership, LP, by and between Cole Credit Property Trust III, Inc. and the limited partners thereto dated May 6, 2008 (Incorporated by reference to Exhibit 10.5 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on October 9, 2008).
10.4	Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.4 to the
10.5	Amended and Restated Advisory Agreement by and between Cole Credit Property Trust III, Inc. and Cole REIT Advisors III, LLC, dated October 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-164884), filed on October 7, 2010).
10.6	First Mortgage, Security Agreement and Fixture Filing, dated as of June 22, 2009, by and between Cole WM Albuquerque NM, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).
10.7	Junior Mortgage, Security and Fixture Filing Agreement, dated as of June 22, 2009, by and between Cole WM Albuquerque NM, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).
10.8	Promissory Note, dated June 22, 2009, by and between Cole WM Albuquerque NM, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).

Exhibit
No.	Description

10.9	First Deed of Trust, Security Agreement and Fixture Filing, dated as of June 22, 2009, by and between Cole MT Las Vegas NV, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).
10.10	Promissory Note, dated June 22, 2009, by and between Cole MT Las Vegas NV, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).
10.11	First Mortgage, Security Agreement and Fixture Filing, dated as of June 22, 2009, by and between Cole WG South Yale Avenue (Tulsa) OK, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).
10.12	Promissory Note, dated June 22, 2009, by and between Cole WG South Yale Avenue (Tulsa) OK, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).
10.13	First Deed of Trust, Security Agreement and Fixture Filing, dated June 22, 2009, by and between Cole WG Fredericksburg VA, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).
10.14	Promissory Note, dated June 22, 2009, by and between Cole WG Fredericksburg VA, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).
10.15	Loan Agreement dated August 31, 2009, by and between Jackson National Life Insurance Company, as Lender and Cole HD San Diego CA, LP; Cole HT Durham NC, LLC; Cole KO Monrovia CA, LP; COLE HH North Charleston SC, LLC; Cole WG Edmond OK, LLC; Cole CV Southaven MS, LLC; Cole KO Tavares FL, LLC; Cole BB Coral Springs FL, LLC, collectively as Borrowers (Incorporated by reference to Exhibit 10.43 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.16	Fixed Rate Promissory Note dated August 31, 2009 by and between Jackson National Life Insurance Company, as Noteholder and Cole HD San Diego CA, LP; Cole HT Durham NC, LLC; Cole KO Monrovia CA, LP; COLE HH North Charleston SC, LLC; Cole WG Edmond OK, LLC; Cole CV Southaven MS, LLC; Cole KO Tavares FL, LLC; Cole BB Coral Springs FL, LLC collectively as Maker (Incorporated by reference to Exhibit 10.44 to the Company’s post-effective amendment to Form S-11 (File No. 333- 149290), filed on November 2, 2009).
10.17	Affiliated Party Subordination and Cross-Default Agreement dated August 31, 2009 by and between Cole REIT III Operating Partnership and Jackson National Life Insurance Company (Incorporated by reference to Exhibit 10.45 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.18	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement and Fixture Filing dated as of August 31, 2009 by and between Cole CB Abilene TX, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.46 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.19	Promissory Note dated as of August 31, 2009 by and between Cole CB Abilene TX, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.47 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.20	Deed to Secure Debt and Absolute Assignment of Rents and Leases and Security Agreement dated as of August 31, 2009 by and between Cole CB Braselton GA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.48 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.21	Promissory Note dated as of August 31, 2009 by and between Cole CB Braselton GA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.49 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

Exhibit
No.	Description

10.22	Deed to Secure Debt and Absolute Assignment of Rents and Leases and Security Agreement dated as of August 31, 2009 by and between Cole CB Bremen GA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.50 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.23	Promissory Note dated as of August 31, 2009 by and between Cole CB Bremen GA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.51 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.24	Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Bristol VA, LLC and Alexander Title Agency Incorporated as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.52 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.25	Promissory Note dated as of August 31, 2009 by and between Cole CB Bristol VA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.53 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.26	Deed to Secure Debt and Absolute Assignment of Rents and Leases and Security Agreement dated as of August 31, 2009 by and between Cole CB Columbus GA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.54 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.27	Promissory Note dated as August 31, 2009 by and between Cole CB Columbus GA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.55 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.28	Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Emporia VA, LLC and Alexander Title Agency Incorporated as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.56 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.29	Promissory Note dated as August 31, 2009 by and between Cole CB Emporia VA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.57 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.30	Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Fort Mill SC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.58 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.31	Promissory Note dated as of August 31, 2009 by and between Cole CB Fort Mill SC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.59 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.32	Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Greensboro NC, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.60 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.33	Promissory Note dated as of August 31, 2009 by and between Cole CB Greensboro NC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.61 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.34	Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Mebane NC, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.62 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.35	Promissory Note dated as of August 31, 2009 by and between Cole CB Mebane NC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.63 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

Exhibit
No.	Description

10.36	Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Piedmont SC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.64 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.37	Promissory Note dated as of August 31, 2009 by and between Cole CB Piedmont SC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.65 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.38	Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Rocky Mount NC, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.66 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.39	Promissory Note dated as of August 31, 2009 by and between Cole CB Rocky Mount NC, LLC andWells Fargo Bank, NA (Incorporated by reference to Exhibit 10.67 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.40	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB San Antonio TX, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.68 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.41	Promissory Note dated as of August 31, 2009 by and between Cole CB San Antonio TX, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.69 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.42	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Sherman TX, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.70 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.43	Promissory Note dated as of August 31, 2009 by and between Cole CB Sherman TX, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.71 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.44	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Waynesboro VA, LLC and Alexander Title Agency as Trustee Incorporated for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.72 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.45	Promissory Note dated as of August 31, 2009 by and between Cole CB Waynesboro VA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.73 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.46	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Woodstock VA, LLC and Alexander Title Agency Incorporated as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.74 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.47	Promissory Note dated as of August 31, 2009 by and between Cole CB Woodstock VA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.75 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).
10.48	Borrowing Base Revolving Line of Credit Agreement dated as of December 16, 2009 by and between Cole REIT III Operating Partnership, LP and certain of its wholly-owned subsidiaries, collectively as Borrower, and TCF National Bank, a national banking association. (Incorporated by reference to Exhibit 10.76 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

Exhibit
No.	Description

10.49	Deed of Trust and Security Agreement dated as of December 18, 2009 by and between Cole HD Winchester VA, LLC and Manus E. Holmes Incorporated as Trustee for the benefit of Peoples United Bank, a federally chartered banking corporation. (Incorporated by reference to Exhibit 10.77 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).
10.50	Mortgage and Security Agreement dated as of December 18, 2009 by and between Cole TS Gloucester NJ, LLC and Peoples United Bank, a federally chartered banking corporation. (Incorporated by reference to Exhibit 10.78 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).
10.51	Promissory Note dated December 18, 2009 by and between Peoples United Bank, a federally chartered banking corporation, as Lender and Cole TS Gloucester NJ, LLC and Cole HD Winchester VA, LLC, collectively as Borrowers. (Incorporated by reference to Exhibit 10.79 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).
10.52	Loan Agreement dated December 22, 2009 by and between Jackson National Life Insurance Company, as Lender and Cole HD Tucson AZ, LLC, Cole MT Flagstaff AZ, LLC, Cole WG Goose Creek SC, LLC, Cole PX Mountain Brook AL, LLC, Cole TS Irmo SC, LLC, Cole LO Kansas City MS, LLC and Cole KO Columbia SC, LLC, collectively as Borrowers. (Incorporated by reference to Exhibit 10.80 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).
10.53	Fixed Rate Promissory Note dated December 22, 2009 by and between Jackson National Life Insurance Company, as Noteholder and Cole HD Tucson AZ, LLC, Cole MT Flagstaff AZ, LLC, Cole WG Goose Creek SC, LLC, Cole PX Mountain Brook AL, LLC, Cole TS Irmo SC, LLC, Cole LO Kansas City MS, LLC and Cole KO Columbia SC, LLC, collectively as Maker. (Incorporated by reference to Exhibit 10.81 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).
10.54	Borrowing Base Revolving Line of Credit Agreement dated as of January 6, 2010 by and between Cole REIT III Operating Partnership, LP and certain of its wholly-owned subsidiaries, collectively as Borrower and JPMorgan Chase Bank, N.A., as Administrative Agent, US Bank National Association, as Sole Syndication Agent, RBS Citizens, N.A., D/B/A Charter One, as Co-Documentation Agent, Comerica Bank, as Co-Documentation Agent and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger. (Incorporated by reference to Exhibit 10.82 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).
10.55	First Deed of Trust, Security Agreement and Fixture Filing dated as of January 27, 2010 by and between Cole MT Austin TX, LLC and Bryan E. Loocke as Trustee for the benefit of Aviva Life and Annuity Company. (Incorporated by reference to Exhibit 10.83 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).
10.56	Promissory Note, dated January 27, 2010, by and between Cole MTAustin TX, LLC and Aviva Life and Annuity Company. (Incorporated by reference to Exhibit 10.84 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).
10.57	Loan Agreement, dated April 1, 2010, by and between Cole Credit Property Trust III, Inc., and certain of its wholly-owned subsidiaries, collectively as Borrower, and The Royal Bank of Scotland PLC as lender. (Incorporated by reference to Exhibit 10.85 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on April 16, 2010).
10.58	Loan Agreement, dated April 1, 2010, by and between Cole Mezzco CCPT III, LLC as Borrower, and RCG LV Debt IV REIT, LP as lender. (Incorporated by reference to Exhibit 10.86 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on April 16, 2010).

Exhibit
No.		Description

10.59		Purchase and Sale Agreement dated as of April 30, 2010 by and between City Center Bellevue Development LLC and Cole MT Bellevue WA, LLC. (Incorporated by reference to Exhibit 10.76 to the Company’s pre-effective amendment on Form S-11 (File No. 333-164884) filed on May 13, 2010).
10.60		Loan Agreement dated May 19, 2010 by and between Cole Credit Property Trust III, Inc., as Borrower and JPMorgan Chase Bank, N.A., as Lender (Incorporated by reference to Exhibit 10.88 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed August 2, 2010).
10.61		Loan Agreement dated June 4, 2010 by and between Cole Credit Property Trust III, Inc. as Borrower and Goldman Sachs Commercial Mortgage Capital, L.P., as Lender (Incorporated by reference to Exhibit 10.89 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed August 2, 2010).
10.62		Loan Agreement dated as of July 30, 2010 by and between Cole MT Bellevue WA, LLC as Borrower and Wells Fargo Bank, National Association as Lender, administrative agent, sole book runner and lead arranger (Incorporated by reference to Exhibit 10.90 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed August 3, 2010).
10.63		Loan Agreement dated August 25, 2010 by and between Cole AT Dallas TX, LLC, Cole IG Katy TX, LLC, Cole CI Plano TX, LLC, Cole XP Schaumburg IL, LLC and Cole HD Tolleson AZ, LLC, collectively as Borrower and Wells Fargo Bank, National Association as Lender, Administrative Agent, Syndication Agent, Documentation Agent and Sole Book Runner and Lead Arranger (Incorporated by reference to Exhibit 10.91 to the Company’s pre-effective amendment to Form S-11 (File No. 333-164884), filed on September 17, 2010).
10.64		Agreement for Purchase and Sale of Real Estate dated September 12, 2010 by Cole REIT III Operating Partnership, LP as Purchaser and Albertson’s LLC and certain of its wholly-owned entities, collectively as Seller (Incorporated by reference to Exhibit 10.92 to the Company’s pre-effective amendment to Form S-11 (File No. 333-164884), filed on September 17, 2010).
10	.65*	Loan Agreement dated December 15, 2010 by and between Cole Credit Property Trust III, Inc. as Borrower and JPMorgan Chase Bank, National Association as Lender.
14.1		Cole Credit Property Trust III, Inc. Code of Business Conduct and Ethics (Incorporated by reference to the Company’s pre-effective amendment on Form S-11 (File No. 333-149290), filed September 29, 2008).
21.1		List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-149290), filed on September 29, 2008).
31	.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.