Form 10-Q
period 2011-03-31
Cole Credit Property Trust III, Inc.
filed 2011-05-11
CIK 1425923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

As of May 10, 2011, there were 289,437,272 shares of common stock, par value $0.01, of Cole Credit Property Trust III, Inc. outstanding.

COLE CREDIT PROPERTY TRUST III, INC.

PART I
FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and during the three months ended March 31, 2011, have been prepared by Cole Credit Property Trust III, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.  The results of operations during the three months ended March 31, 2011 are not necessarily indicative of the operating results expected for the full year.  The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.  Such adjustments are of a normal recurring nature.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q.  We make no representation or warranty (expressed or implied) about the accuracy of any such forward-looking statements contained in the Quarterly Report of Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  The forward-looking statements should be read in light of the risk factors identified in the Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands except share and per share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Investment in real estate assets:
Land	$790,695	$722,698
Buildings and improvements, less accumulated depreciation of $42,561
and $28,898, respectively	2,061,903	1,850,690
Acquired intangible lease assets, less accumulated amortization of $27,207
and $19,004, respectively	445,722	414,319
Total investment in real estate assets, net	3,298,320	2,987,707
Investment in mortgage notes receivable, net	64,178	63,933
Total investment in real estate and mortgage assets, net	3,362,498	3,051,640
Cash and cash equivalents	108,301	109,942
Restricted cash	11,515	12,123
Investment in unconsolidated joint venture	15,029	14,966
Rents and tenant receivables, less allowance for doubtful accounts of
$149 and $89, respectively	30,217	24,581
Prepaid expenses and other assets	7,440	3,323
Deferred financing costs, less accumulated amortization of $4,265
and $2,918, respectively	29,851	27,083
Total assets	$3,564,851	$3,243,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facilities	$1,140,226	$1,061,207
Accounts payable and accrued expenses	13,035	15,744
Escrowed investor proceeds	1,332	448
Due to affiliates	1,655	804
Acquired below market lease intangibles, less accumulated amortization of
$4,292 and $3,066, respectively	68,090	66,815
Distributions payable	15,053	14,448
Deferred rent, derivative and other liabilities	18,709	21,142
Total liabilities	1,258,100	1,180,608
Commitments and contingencies
Redeemable common stock	81,667	65,898

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value; 990,000,000 and 490,000,000 shares authorized, respectively, 278,052,647 and 248,070,364 shares issued and outstanding,
respectively	2,781	2,481
Capital in excess of par value	2,417,512	2,164,528
Accumulated distributions in excess of earnings	(190,835)	(163,040)
Accumulated other comprehensive loss	(5,027)	(7,188)
Total stockholders’ equity	2,224,431	1,996,781
Noncontrolling interests	653	371
Total equity	2,225,084	1,997,152
Total liabilities and equity	$3,564,851	$3,243,658

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Rental and other property income	$65,559	$17,191
Tenant reimbursement income	4,840	1,016
Interest income on mortgage notes receivable	1,342	—
Total revenue	71,741	18,207

Expenses:
General and administrative expenses	1,979	1,513
Property operating expenses	5,213	1,134
Property and asset management expenses	6,205	1,678
Acquisition related expenses	8,593	6,845
Depreciation	13,663	2,909
Amortization	6,733	1,939
Total operating expenses	42,386	16,018
Operating income	29,355	2,189

Other income (expense):
Equity in income of unconsolidated joint venture	307	—
Interest and other income	77	340
Interest expense	(15,191)	(2,689)
Total other expense	(14,807)	(2,349)
Net income (loss)	14,548	(160)

Net income allocated to noncontrolling interests	288	—
Net income (loss) attributable to the Company	$14,260	$(160)

Weighted average number of common shares outstanding:
Basic and diluted	262,269,104	114,222,272

Net income (loss) attributable to the Company per common share:
Basic and diluted	$0.05	$(0.00)

Distributions declared per common share:	$0.16	$0.17

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

				Accumulated	Accumulated
	Common Stock		Capital in	Distributions	Other	Total	Non-
	Number of	Par	Excess of	in Excess of	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Par Value	Earnings	Loss	Equity	Interests	Equity
Balance, January 1, 2011	248,070,364	$2,481	$2,164,528	$(163,040)	$(7,188)	$1,996,781	$371	$1,997,152
Issuance of common stock	30,775,201	308	305,714	—	—	306,022	—	306,022
Distributions to noncontrolling
interests	—	—	—	—	—	—	(6)	(6)
Distributions to stockholders	—	—	—	(42,055)	—	(42,055)	—	(42,055)
Commissions on stock sales and
related dealer manager fees	—	—	(25,039)	—	—	(25,039)	—	(25,039)
Other offering costs	—	—	(4,246)	—	—	(4,246)	—	(4,246)
Redemptions of common stock	(792,918)	(8)	(7,676)	—	—	(7,684)	—	(7,684)
Redeemable common stock	—	—	(15,769)	—	—	(15,769)	—	(15,769)
Comprehensive income:
Allocation of net income	—	—	—	14,260	—	14,260	288	14,548
Net unrealized gain on interest
rate swaps	—	—	—	—	2,161	2,161	—	2,161
Total comprehensive income						16,421	288	16,709
Balance, March 31, 2011	278,052,647	$2,781	$2,417,512	$(190,835)	$(5,027)	$2,224,431	$653	$2,225,084

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$14,548	$(160)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,663	2,909
Amortization of intangible lease assets and below market lease intangibles, net	6,977	1,941
Amortization of deferred financing costs	1,347	357
Amortization of fair value adjustments of mortgage notes payable assumed	22	—
Net accretion on mortgage notes receivable	(245)	—
Allowance for doubtful accounts	63	11
Equity in income of unconsolidated joint venture	(307)	—
Distributions from unconsolidated joint venture	244	—
Changes in assets and liabilities:
Rents and tenant receivables	(5,699)	(1,927)
Prepaid expenses and other assets	(134)	65
Accounts payable and accrued expenses	(2,728)	917
Deferred rent and other liabilities	(428)	2,174
Due to affiliates	(87)	67
Net cash provided by operating activities	27,236	6,354
Cash flows from investing activities:
Investment in real estate and related assets and other capital expenditures	(329,959)	(259,865)
Payment of property escrow deposits	(2,838)	—
Refund of property escrow deposits	500	—
Change in restricted cash	608	(715)
Net cash used in investing activities	(331,689)	(260,580)
Cash flows from financing activities:
Proceeds from issuance of common stock	282,569	333,731
Offering costs on issuance of common stock	(28,347)	(32,820)
Redemptions of common stock	(7,684)	(708)
Distributions to investors	(17,997)	(7,161)
Proceeds from notes payable	149,446	34,300
Repayment of notes payable and credit facilities	(70,449)	(88)
Payment of loan deposits	(2,754)	(846)
Refund of loan deposits	1,265	686
Escrowed investor proceeds liability	884	716
Deferred financing costs paid	(4,115)	(3,209)
Distributions to noncontrolling interests	(6)	—
Net cash provided by financing activities	302,812	324,601
Net (decrease) increase in cash and cash equivalents	(1,641)	70,375
Cash and cash equivalents, beginning of period	109,942	278,717
Cash and cash equivalents, end of period	$108,301	$349,092

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 — ORGANIZATION AND BUSINESS

Cole Credit Property Trust III, Inc. (the “Company”) is a Maryland corporation that was formed on January 22, 2008, which has elected to be taxed, and currently qualifies as a real estate investment trust (“REIT”) for federal income tax purposes.  Substantially all of the Company’s business is conducted through Cole REIT III Operating Partnership, LP (“CCPT III OP”), a Delaware limited partnership.  The Company is the sole general partner of, and owns a 99.99% partnership interest in, CCPT III OP.  Cole REIT Advisors III, LLC (“CR III Advisors”), the affiliate advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of CCPT III OP.

As of March 31, 2011, the Company owned 470 properties, comprising 19.9 million rentable square feet of single and multi-tenant retail and commercial space located in 41 states. As of March 31, 2011, the rentable space at these properties was 99.4% leased.  As of March 31, 2011, the Company also owned two mortgage notes receivable secured by two office buildings, each of which is subject to a net lease.  In addition, through three joint venture arrangements, as of March 31, 2011, the Company had interests in eight properties comprising 973,000 gross rentable square feet of commercial space.

On October 1, 2008, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, the Company commenced its initial public offering on a “best efforts” basis of up to 230.0 million shares of its common stock at a price of $10.00 per share and up to 20.0 million additional shares pursuant to a distribution reinvestment plan (the “DRIP”), under which its stockholders could elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the estimated value of a share of the Company’s common stock (the “Initial Offering”).

On January 6, 2009, the Company satisfied the conditions of its escrow agreement, issued approximately 262,000 shares under the Initial Offering and commenced its principal operations.  The Company terminated the Initial Offering on October 1, 2010.  At the completion of the Initial Offering, a total of approximately 217.5 million shares of common stock had been issued, including approximately 211.6 million shares issued in the primary offering and approximately 5.9 million shares issued pursuant to the Company’s DRIP.  The remaining 32.5 million unsold shares in the Initial Offering were deregistered.

On September 22, 2010, the registration statement for a follow-on offering of 275.0 million shares of the Company’s common stock was declared effective by the SEC (the “Follow-on Offering,” and collectively with the Initial Offering, the “Offerings”). Of the shares registered in the Follow-on Offering, the Company is offering up to 250.0 million shares in a primary offering at a price of $10.00 per share and up to 25.0 million shares under an amended and restated DRIP, under which its stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share during the Follow-on Offering and until such time as the Company’s board of directors has determined a reasonable estimate of the value of the shares of common stock, at which time the shares of common stock will be offered under the DRIP at a purchase price equal to the most recently disclosed per share value. The Company commenced sales of its common stock pursuant to the Follow-on Offering after the termination of the Initial Offering on October 1, 2010. As of March 31, 2011, the Company had issued approximately 62.6 million shares of its common stock in the Follow-on Offering, including approximately 57.8 million shares issued in the primary offering and approximately 4.8 million shares issued pursuant to the Company’s DRIP. The Company had aggregate gross proceeds from the Offerings of $2.8 billion (including shares issued pursuant to the Company’s DRIP) as of March 31, 2011, before share redemptions of $19.6 million and offering costs, selling commissions, and dealer management fees of $269.5 million.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods.  Results for these interim periods are not necessarily indicative of full year results.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2010, and related notes thereto set forth in the Company’s Annual Report on Form 10-K.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2011

The Company evaluates the need to consolidate joint ventures based on standards set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”).   In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of March 31, 2011, the Company consolidated the accounts of two joint ventures (the “Consolidated Joint Ventures”).

The condensed consolidated unaudited financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Consolidated Joint Ventures, in which the Company has controlling financial interests. The portion of the Consolidated Joint Ventures not owned by the Company is presented as noncontrolling interests as of and during the period consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted operating cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets and liabilities to their fair value and recognize an impairment loss. No impairment losses or related write-offs were recorded during the three months ended March 31, 2011 and 2010.

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

When a real estate asset is identified as held for sale, the Company will cease depreciation of the asset and estimate the sales price, net of selling costs.  If, in the Company’s opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2011 or December 31, 2010.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2011

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

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables.  The use of alternative estimates would result in a different assessment of the Company’s purchase price allocations, which could impact the amount of its reported net income (loss).

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

Restricted Cash and Escrows

Included in restricted cash was $534,000 and $2.1 million held by lenders in a lockbox account, as of March 31, 2011 and December 31, 2010, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $9.7 million and $9.6 million as of March 31, 2011 and December 31, 2010, respectively, held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. In addition, the Company had escrowed investor proceeds for which shares of common stock had not been issued of $1.3 million and $448,000 in restricted cash as of March 31, 2011 and December 31, 2010, respectively.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2011

Investment in Unconsolidated Joint Venture

Investment in unconsolidated joint venture as of March 31, 2011 consists of the Company’s interest in a joint venture that owns six multi-tenant properties (the “Unconsolidated Joint Venture”).  Consolidation of this investment is not required as the entity does not qualify as a variable interest entity and does not meet the control requirements for consolidation, as defined in ASC 810. Both the Company and the joint venture partner must approve significant decisions about the entity’s activities.  As of March 31, 2011, the Unconsolidated Joint Venture held total assets of $47.6 million and a non-recourse mortgage note payable of $25.7 million.

The Company accounts for the Unconsolidated Joint Venture using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”).  The equity method of accounting requires this investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions.  The Company evaluates the carrying amount of the investment for impairment in accordance with ASC 323.  The Unconsolidated Joint Venture is reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in a joint venture for potential impairment can require our management to exercise significant judgments.  No impairment losses were recorded related to the Unconsolidated Joint Venture for the three months ended March 31, 2011.  During the three months ended March 31, 2010, the Company did not have any interests in joint ventures.

Concentration of Credit Risk

As of March 31, 2011, the Company had cash on deposit, including restricted cash, in eight financial institutions, six of which had deposits in excess of current federally insured levels totaling $107.0 million; however the Company has not experienced any losses in such accounts. The Company limits investment of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

As of March 31, 2011, no single tenant accounted for greater than 10% of the Company’s 2011 gross annualized rental revenues.  As of March 31, 2011, tenants in the drugstore industry comprised 14% of 2011 gross annualized rental revenues and tenants in the grocery and specialty retail industries each comprised 12% of 2011 gross annualized rental revenues.  Additionally, the Company has certain geographic concentrations in our property holdings.  In particular, as of March 31, 2011, 98 of the Company’s properties were located in Texas, accounting for 22% of 2011 gross annualized rental revenues.

Redeemable Common Stock

The Company’s share redemption program provides that the Company will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the redemption date (the “Trailing Twelve-month Cap”); provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the Trailing Twelve-month Cap. In addition, all redemptions, including those upon death or qualifying disability, are limited to those that can be funded with cumulative net proceeds from the Company’s DRIP. As of March 31, 2011 and December 31, 2010, the Company had issued approximately 10.7 million and approximately 8.2 million shares of common stock under the Company’s DRIP, respectively, for cumulative proceeds of $101.3 million and $77.8 million, respectively, which are recorded as redeemable common stock, net of redemptions, in the respective condensed consolidated unaudited balance sheets. As of March 31, 2011 and December 31, 2010, the Company had redeemed approximately 2.0 million and approximately 1.2 million shares of common stock, respectively, for an aggregate price of $19.6 million and $11.9 million, respectively.

In addition to the caps discussed above, the redemptions are limited quarterly to 1.25% of the weighted average number of shares outstanding during the trailing twelve-month period. In addition, the funding for redemptions each quarter generally will be limited to the net proceeds the Company receives from the sale of shares in the respective quarter under the Company’s DRIP.  The amended share redemption program further provides that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the quarterly caps. The Company’s board of directors may waive these quarterly caps in its sole discretion, subject to the Trailing Twelve-month Cap.

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
March 31, 2011

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, restricted cash, rents and tenant receivables, prepaid expenses and mortgage loan deposits and accounts payable and accrued expenses – The Company considers the carrying values of these financial instruments, assets and liabilities to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Mortgage notes receivable – The fair value is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. The estimated fair value of these notes was $65.6 million and $64.0 million as of March 31, 2011 and December 31, 2010, respectively, as compared to the carrying values of $64.2 million and $63.9 million as of March 31, 2011 and December 31, 2010, respectively.

Notes payable and credit facilities – The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of March 31, 2011 and December 31, 2010. The estimated fair value of the notes payable and credit facilities was $1.1 billion and $1.0 billion as of March 31, 2011 and December 31, 2010, respectively, as compared to the carrying value of $1.1 billion as of both March 31, 2011 and December 31, 2010.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swap	$297	$—	$297	$—
Liabilities:
Interest rate swaps	$(5,324)	$—	$(5,324)	$—

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2011

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swap	$141	$—	$141	$—
Liabilities:
Interest rate swaps	$(7,329)	$—	$(7,329)	$—

NOTE 4 — REAL ESTATE ACQUISITIONS

2011 Property Acquisitions

During the three months ended March 31, 2011, the Company acquired a 100% interest in 23 commercial properties for an aggregate purchase price of $329.9 million (the “2011 Acquisitions”).  The Company purchased the 2011 Acquisitions with net proceeds from the Offerings and through the issuance of mortgage notes. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed.  The following table summarizes the purchase price allocation (in thousands):

March 31, 2011
Land	$67,997
Building and improvements	224,853
Acquired in-place leases	25,079
Acquired above-market leases	14,482
Acquired below-market leases	(2,500)
Total purchase price	$329,911

The Company recorded revenue of $2.1 million and a net loss of $6.9 million for the three months ended March 31, 2011 related to the 2011 Acquisitions. In addition, the Company expensed $8.6 million of acquisition costs for the three months ended March 31, 2011.

The following information summarizes selected financial information of the Company, as if all of the 2011 Acquisitions were completed on January 1, 2010 for each period presented below.  The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three months ended March 31, 2011 and 2010 (in thousands):

	March 31, 2011	March 31, 2010
Pro forma basis:
Revenue	$75,846	$24,307
Net income (loss) attributable to the Company	$27,478	$(3,685)

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

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2011

2010 Property Acquisitions

During the three months ended March 31, 2010, the Company acquired a 100% interest in 57 commercial properties, for an aggregate purchase price of $259.9 million (the “2010 Acquisitions”). The Company purchased the 2010 Acquisitions with net proceeds of the Initial Offering and through the issuance of mortgage notes. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed.  The following table summarizes the purchase price allocation (in thousands):

March 31, 2010
Land	$57,901
Building and improvements	172,937
Acquired in-place leases	31,683
Acquired above-market leases	3,224
Acquired below-market leases	(5,880)
Total purchase price	$259,865

The Company recorded revenue of $3.2 million and net loss of $4.5 million for the three months ended March 31, 2010 related to the 2010 Acquisitions. In addition, the Company expensed $6.8 million of acquisition costs for the three months ended March 31, 2010.

NOTE 5 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE

As of March 31, 2011, the Company owned two mortgage notes receivable, each of which is secured by an office building.  As of March 31, 2011, the mortgage notes balance of $64.2 million consisted of the face amount of the mortgage notes of $74.0 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $887,000.  As of December 31, 2010, the mortgage notes balance of $63.9 million consisted of the face amount of the mortgage notes of $74.0 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $642,000.  The discount is accreted and acquisition costs are amortized over the terms of each respective mortgage note using the effective interest rate method. The mortgage notes have a fixed interest rate of 5.93% per annum and mature on October 1, 2018.  Interest only payments are due each month until September 1, 2011, and interest and principal payments are due each month from October 1, 2011 until October 1, 2018.  There were no amounts past due as of March 31, 2011.

The Company evaluates the collectability of both interest and principal on each mortgage note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as underlying collateral and payment history.  No impairment losses or allowances were recorded related to mortgage notes receivable for the three months ended March 31, 2011.  During the three months ended March 31, 2010, the Company did not own any mortgage notes receivable.

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands):

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2011

						Fair Value of Asset (Liability)
	Balance Sheet	Notional	Interest	Effective	Maturity	March 31,	December 31,
	Location	Amount	Rate	Date	Date	2011	2010

Derivatives designated as hedging instruments

	Deferred rent, derivative
Interest Rate Swaps (1)	and other liabilities	$19,500	5.95%	9/8/2009	8/29/2012	$(437)	$(505)
	Deferred rent, derivative
Interest Rate Swap	and other liabilities	17,500	5.75%	12/18/2009	1/1/2017	(498)	(716)
	Deferred rent, derivative
Interest Rate Swap	and other liabilities	156,000	3.99%	7/30/2010	8/5/2015	(2,920)	(4,155)
	Prepaid expenses and other
Interest Rate Swap	assets	15,000	4.31%	7/30/2010	7/15/2017	297	141
	Deferred rent, derivative
Interest Rate Swap	and other liabilities	105,000	4.72%	8/25/2010	9/5/2015	(653)	(1,440)
	Deferred rent, derivative
Interest Rate Swaps (2)	and other liabilities	23,200	6.83%	12/16/2010	7/6/2016	(297)	(513)
	Deferred rent, derivative
Interest Rate Swap	and other liabilities	7,800	5.73%	3/4/2011	4/1/2021	(193)	—
	Deferred rent, derivative
Interest Rate Swaps (3)	and other liabilities	30,000	6.06%	3/30/2011	3/30/2016	(326)	—
		$374,000				$(5,027)	$(7,188)

(1) On September 8, 2009, the Company executed 15 swap agreements with identical terms and with an aggregate notional amount
	of $20.0 million.
(2) On December 16, 2010, the Company executed 17 swap agreements with identical terms and with an aggregate notional amount
	of $23.2 million.
(3) On March 30, 2011, the Company executed 23 swap agreements with identical terms and with an aggregate notional amount
	of $30.0 million.

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
March 31, 2011

The following table summarizes the gains and losses on the Company’s derivative instruments and hedging activities (in thousands):

	Amount of Income (Loss) Recognized in
	Other Comprehensive Income (Loss) on Derivatives
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2011	2010
Interest Rate Swaps (1)	$2,161	$(334)

(1) There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the three months ended March 31, 2011 and 2010. No previously effective portion of gains or losses that were recorded in accumulated other comprehensive loss during the term of the hedging relationship was reclassified into earnings during the three months ended March 31, 2011 and 2010.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment.

In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty.  As of March 31, 2011 and December 31, 2010, respectively, there were no termination events or events of default related to the interest rate swaps.

NOTE 7 — NOTES PAYABLE AND CREDIT FACILITIES

As of March 31, 2011, the Company and Consolidated Joint Ventures had $1.1 billion of debt outstanding, consisting of $1.1 billion with fixed interest rates (the “Fixed Rate Debt”), which includes $374.0 million of variable rate debt swapped to fixed rates, and $16.9 million of variable rate debt (the “Variable Rate Debt”). The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the total debt outstanding was $2.5 billion as of March 31, 2011.

The Fixed Rate Debt has a weighted average interest rate of 5.29%, with interest rates ranging from 3.99% to 6.83% per annum.  The Variable Rate Debt has variable interest rates ranging from LIBOR plus 275 basis points to 350 basis points per annum, with certain debt containing LIBOR rate floors. The debt outstanding matures on various dates from May 2011 through April 2021, with a weighted average years to maturity of 6.8 years. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed.

During the three months ended March 31, 2011, the Company entered into mortgage notes payable totaling $122.4 million, with fixed interest rates, which includes $37.8 million of variable rate debt swapped to fixed rates, ranging from 4.50% to 6.06% per annum through the maturity dates, ranging from March 2016 to April 2021.  In addition, the Company entered into variable rate debt of $12.5 million with a variable interest rate of LIBOR plus 275 basis points per annum, maturing in March 2016.  During the three months ended March 31, 2011, $1.0 million was drawn on a consolidated joint venture’s variable construction loan facility, and a consolidated joint venture incurred fixed rate debt of $13.5 million with a fixed interest rate of 5.17% per annum, maturing in March 2016.

As of March 31, 2011, the Company had $124.7 million available under two credit facilities (the “Credit Facilities”) based on the respective underlying collateral pools and no amounts outstanding under the Credit Facilities. During the three months ended March 31, 2011, the Company repaid $70.0 million under the Credit Facilities and increased the borrowing base of one of the Credit Facilities by $28.2 million, The aggregate balance of  gross real estate assets, net of gross intangible lease liabilities, securing the Credit Facilities was $256.4 million as of March 31, 2011.

The Credit Facilities and certain loan agreements contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios and leverage ratios.  The Company believes it was in compliance with the covenants of the Credit Facilities and such mortgage notes payable as of March 31, 2011.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2011

NOTE 8 — SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$15,053	$7,216
Accrued capital expenditures	$19	$—
Common stock issued through distribution reinvestment plan	$23,453	$9,974
Net unrealized gain (loss) on interest rate swaps	$2,161	$(334)
Accrued other offering costs	$1,120	$419
Supplemental Cash Flow Disclosures:
Interest paid	$12,821	$1,921

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any material pending legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition and liquidity.

Purchase Commitments

During the three months ended March 31, 2011, the Company entered into agreements of purchase and sale, with unaffiliated third-party sellers, to purchase a 100% interest in 30 retail properties, subject to meeting certain criteria, for an aggregate purchase price of $134.5 million, exclusive of closing costs.  As of March 31, 2011, the Company had $2.8 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $623,000 will be forfeited if the transactions are not completed. As of May 10, 2011, the Company had purchased 26 of these properties for $121.9 million, exclusive of closing costs, and no escrow deposits were forfeited.

In addition, as of March 31, 2011, the Company was obligated to purchase a single tenant retail property from a consolidated joint venture, upon certain criteria being met, for a purchase price of $5.9 million. Subsequent to March 31, 2011, the criteria was met and the Company completed the purchase of the property.

Environmental Matters

In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company owns certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. The Company also carries environmental liability insurance on our properties which provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company does not believe that the environmental matters identified at such properties will have a material adverse effect on its condensed consolidated unaudited financial statements, nor is it aware of any environmental matters at other properties which it believes will have a material adverse effect on its condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2011

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

All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer manager fee) are paid for by CR III Advisors or its affiliates and are reimbursed by the Company up to 1.5% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of March 31, 2011, CR III Advisors had paid organization and offering costs of $3.0 million in connection with the Follow-on Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.5% of gross proceeds from the Follow-on Offering.

The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CR III Advisors and its affiliates related to the services described above during the periods indicated (in thousands).

	Three Months Ended March 31,
	2011	2010
Offering:
Selling commissions	$19,399	$22,823
Selling commissions reallowed by Cole Capital	$19,399	$22,823
Dealer manager fee	$5,640	$6,685
Dealer manager fee reallowed by Cole Capital	$2,875	$3,328
Other organization and offering expenses	$4,245	$3,241

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
March 31, 2011

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

	Three Months Ended March 31,
	2011	2010
Acquisitions and Operations:
Acquisition fees and expenses	$7,042	$5,476
Asset management fees and expenses	$4,028	$1,089
Property management and leasing fees and expenses	$1,949	$555
Operating expenses	$563	$536
Financing coordination fees	$1,481	$343

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
March 31, 2011

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

During the three months ended March 31, 2011, and 2010, no commissions or fees were incurred for services provided by CR III Advisors and its affiliates related to the services described above.

Other

As of March 31, 2011 and December 31, 2010, $1.7 million and $804,000, respectively, had been incurred primarily for other organization and offering, operating and acquisition expenses, by CR III Advisors and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited financial statements.

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

NOTE 12 – NEW ACCOUNTING PRONOUNCEMENT

In December 2010, FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, ("ASU 2010-29"), which clarifies the manner in which pro forma disclosures are calculated and provides additional disclosure requirements regarding material nonrecurring adjustments recorded as a result of a business combination. ASU 2010-20 was effective for the Company beginning on January 1, 2011. The adoption of ASU 2010-29 has not had a material impact on the Company’s consolidated financial statements.

NOTE 13 — SUBSEQUENT EVENTS

Status of the Offerings

As of May 10, 2011, the Company had received $747.8 million in gross offering proceeds through the issuance of approximately 75.2 million shares of its common stock in the Follow-on Offering (including shares issued pursuant to the Company’s DRIP).  As of May 10, 2011, approximately 180.5 million shares remained available for sale to the public in the Follow-on Offering, exclusive of shares available under the Company’s DRIP. Combined with the Initial Offering, the Company had received a total of $2.9 billion in gross offering proceeds as of May 10, 2011.

Subsequent to March 31, 2011, the Company redeemed approximately 1.2 million shares for $11.8 million.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2011

Real Estate Acquisitions

Subsequent to March 31, 2011, the Company acquired a 100% interest in 38 commercial real estate properties for an aggregate purchase price of $182.4 million. The acquisitions were funded with net proceeds of the Offerings. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide the disclosures included in Note 4 for these properties. Acquisition related expenses totaling $4.2 million were expensed as incurred. In addition, through a new joint venture arrangement (the “Marana Joint Venture”), the Company acquired an interest in a land parcel under development for a purchase price of $1.0 million.

Notes Payable and Credit Facilities

Subsequent to March 31, 2011, the Company incurred fixed rate debt totaling $173.5 million with fixed interest rates ranging from 5.53% to 5.92% per annum, and maturity dates in May 2021. The fixed rate loans are secured by 52 commercial properties with an aggregate purchase price of $306.2 million. In addition, the Company incurred variable rate debt of $79.0 million with a variable interest rate of LIBOR plus 300 basis points per annum, maturing in April 2016. The variable rate loan is secured by one commercial property with a purchase price of $170.0 million. Subsequent to March 31, 2011, no amounts had been drawn or repaid under the Credit Facilities. Also, one of the Consolidated Joint Ventures fully repaid the $4.4 million outstanding under the variable construction loan facility.

In addition, the Marana Joint Venture entered into a construction loan facility, which will be used to fund the development of a single tenant retail store and will be drawn upon as construction costs are incurred.  The aggregate commitment, if fully funded, will be $5.2 million. The construction loan facility has a variable interest rate of LIBOR plus 300 basis points, not to be less than 4.50%, and matures in October 2012. Subsequent to March 31, 2011, no amount had been drawn on the construction loan facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements and the notes thereto, included in this Quarterly Report on Form 10-Q.  The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.  The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust III, Inc. and unless defined herein, capitalized terms used herein shall have the same meetings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.

Forward-Looking Statements

Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry.  Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements.  All statements not based on historical fact are forward looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements.  A full discussion of our Risk Factors may be found under Item 1A “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2010.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental and other property income accounted for 91% and 94% of total revenue during the three months ended March 31, 2011 and 2010, respectively. As 99.4% of our rentable square feet was under lease as of March 31, 2011, with an average remaining lease term of 15.3 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors.  Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of March 31, 2011, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 34%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with future property acquisitions or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges.  If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions or refinancing, our results of operations may be adversely affected.

Recent Market Conditions

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system.  These disruptions severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit.  Recently, the volume of mortgage lending for commercial real estate has increased and lending terms have improved; however, such lending activity is significantly less than previous levels.  Although lending market conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable.  We have managed, and expect to continue to manage, the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowing on the Credit Facilities, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing.  We have acquired, and expect to continue to acquire, our properties for cash without financing.  If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations.  We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.

The economic downturn has led to high unemployment rates and a decline in consumer spending.  These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates and declining property values. Recently, the economy has improved and continues to show signs of recovery.  Additionally, the real estate markets have recently observed an improvement in occupancy rates; however, occupancy and rental rates continue to be below those previously experienced before the economic downturn.  As of March 31, 2011, 99.4% of our rentable square feet was under lease.  However, if the current economic uncertainty persists, we may experience significant vacancies or be required to reduce rental rates on occupied space.  If we do experience significant vacancies, our advisor will actively seek to lease our vacant space; however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced.  In addition, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property may increase as a result.

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of March 31, 2011 and 2010.

	March 31, 2011	March 31, 2010
Number of commercial properties(1)	470	190
Approximate rentable square feet (2)	19.9 million	6.2 million
Percentage of rentable square feet leased	99.4%	99.9%

(1) Excludes properties owned through joint venture arrangements.
(2) Including square feet of the buildings on land that is subject to ground leases.

The following table summarizes our real estate investment activity during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Commercial properties acquired	23	57
Approximate purchase price of acquired properties	$329.9 million	$259.9 million
Approximate rentable square feet (1)	2.4 million	1.4 million

(1) Including square feet of the buildings on land that is subject to ground leases.

As shown in the tables above, we owned 470 commercial properties as of March 31, 2011, compared to 190 commercial properties as of March 31, 2010.  In addition, we had two mortgage notes receivable and, through three joint venture arrangements, had interests in eight properties comprising 973,000 gross rentable square feet of commercial space and as of March 31, 2011.  Accordingly, our results of operations for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, reflect significant increases in most categories.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue.  Revenue increased $53.5 million to $71.7 million for the three months ended March 31, 2011, compared to $18.2 million for the three months ended March 31, 2010.  Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 91% and 94% of total revenues during the three months ended March 31, 2011 and 2010, respectively.

Rental and other property income increased $48.4 million to $65.6 million for the three months ended March 31, 2011, compared to $17.2 million for the three months ended March 31, 2010.  The increase was primarily due to the acquisition of 280 rental income-producing properties subsequent to March 31, 2010. We also pay certain operating expenses subject to reimbursement by the tenant, which resulted in $4.8 million of tenant reimbursement income during the three months ended March 31, 2011, compared to $1.0 million during the three months ended March 31, 2010. In addition, we recorded interest income on mortgage notes receivable of $1.3 million during the three months ended March 31, 2011. During the three months ended March 31, 2010, we did not own any mortgage notes receivable.

General and Administrative Expenses.  General and administrative expenses increased $466,000 to $2.0 million for the three months ended March 31, 2011, compared to $1.5 million for the three months ended March 31, 2010.  The increase was primarily due to increased accounting fees and trustee fees as a result of acquiring 280 new rental income-producing properties subsequent to March 31, 2010. The primary general and administrative expense items were operating expenses reimbursable to our advisor, accounting fees, trustee fees, state franchise and income taxes and unused credit facility fees.

Property Operating Expenses.  Property operating expenses increased $4.1 million to $5.2 million for the three months ended March 31, 2011, compared to $1.1 million for the three months ended March 31, 2010. The increase was primarily due to increased property taxes, repairs and maintenance and insurance expenses relating to the acquisition of 280 rental income-producing properties subsequent to March 31, 2010.  The primary property operating expense items are property taxes, repairs and maintenance and insurance.

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

Property and asset management expenses increased $4.5 million to $6.2 million for the three months ended March 31, 2011, compared to $1.7 million for the three months ended March 31, 2010.  Property management fees increased $1.3 million to $1.6 million for the three months ended March 31, 2011 from $367,000 for the three months ended March 31, 2010.  The increase in property management fees was primarily due to an increase in rental and other property income to $65.6 million for the three months ended March 31, 2011, from $17.2 million for the three months ended March 31, 2010, related to revenues from the 280 properties acquired subsequent to March 31, 2010.

Asset management fees increased $2.9 million to $3.9 million for the three months ended March 31, 2011, from $1.0 million for the three months ended March 31, 2010.  The increase in asset management fees was primarily due to an increase in the average invested assets to $3.2 billion for the three months ended March 31, 2011 from $833.7 million for the three months ended March 31, 2010.

 In addition, during the three months ended March 31, 2011, we recorded $621,000 related to reimbursement of expenses incurred by our advisor in performing property and asset management services, compared to $331,000 for the three months ended March 31, 2010.  The increase was primarily due to expenses incurred by our advisor related to management of 280 new rental income-producing properties acquired subsequent to March 31, 2010.

Acquisition Related Expenses.  Acquisition related expenses increased $1.8 million to $8.6 million for the three months ended March 31, 2011, compared to $6.8 million for the three months ended March 31, 2010. The increase is due to the recording of acquisition related expenses incurred in connection with the purchase of 23 commercial properties, for an aggregate purchase price of $329.9 million, during the three months ended March 31, 2011, compared to 57 commercial properties, for an aggregate purchase price of $259.9 million, during the three months ended March 31, 2010. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We may also be required to reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan other than for personnel costs for which our advisor receives acquisition fees. During the three months ended March 31, 2011 and 2010, we recorded $441,000 and $432,000, respectively, of such acquisition expenses paid by our advisor.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $15.4 million to $20.4 million for the three months ended March 31, 2011, compared to $4.8 million for the three months ended March 31, 2010.  The increase was primarily due to an increase in the average gross aggregate book value of properties to $3.2 billion for the three months ended March 31, 2011 from $833.7 million for the three months ended March 31, 2010.

Equity in Income of Unconsolidated Joint Venture.  We recorded income of $307,000 for the three months ended March 31, 2011 which represented our share of the Unconsolidated Joint Venture’s net income. During the three months ended March 31, 2010, we did not have any interests in joint ventures.

Interest and Other Income.  Interest and other income decreased $263,000 to $77,000 for the three months ended March 31, 2011, compared to $340,000 for the three months ended March 31, 2010.   The decrease was primarily due to lower average uninvested cash of $109.1 million during the three months ended March 31, 2011, as compared to $313.9 million during the three months ended March 31, 2010 as a result of acquiring 280 new rental income-producing properties subsequent to March 31, 2010.

Interest Expense.  Interest expense increased $12.5 million to $15.2 million for the three months ended March 31, 2011, compared to $2.7 million during the three months ended March 31, 2010.  The increase was primarily due to an increase in the average aggregate amount of notes payable outstanding to $1.1 billion during the three months ended March 31, 2011 from $146.4 million for the three months ended March 31, 2010.

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

Our calculation of FFO and MFFO, and reconciliation to net income (loss), which is the most directly comparable GAAP financial measure, is presented in the table below for the three months ended March 31, 2011 and 2010 (in thousands).  FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Three Months Ended March 31,
	2011	2010
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$14,260	$(160)
Depreciation of real estate assets	13,663	2,909
Amortization of lease related costs	6,733	1,939
Depreciation and amortization of real estate assets in
unconsolidated joint venture	338	—
Funds from operations (FFO)	34,994	4,688
Acquisition related expenses	8,593	6,845
Modified funds from operations (MFFO)	$43,587	$11,533

Set forth below is additional information that may be helpful in assessing our operating results:

•
In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $5.0 million and $1.1 million during the three months ended March 31, 2011 and 2010, respectively. In addition, related to the Unconsolidated Joint Venture, straight-line revenue of $4,000 for the three months ended March 31, 2011 is included in equity in income of unconsolidated joint venture on the consolidated statement of operations.  During the three months ended March 31, 2010, we did not have any interests in joint ventures.

•
Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $1.4 million and $357,000 during the three months ended March 31, 2011 and 2010, respectively. In addition, related to the Unconsolidated Joint Venture, amortization of deferred financing costs of $11,000 for the three months ended March 31, 2011 is included in equity in income of unconsolidated joint venture on the consolidated statement of operations.  During the three months ended March 31, 2010, we did not have any interests in joint ventures.

Distributions

In November 2010, the Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001781016 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2011 and ending on March 31, 2011. In March 2011, the Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001781016 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on April 1, 2011 and ending on June 30, 2011.

During the three months ended March 31, 2011 and 2010, respectively, we paid distributions of $41.5 million and $17.1 million, including $23.5 million and $10.0 million, respectively, through the issuance of shares pursuant to our DRIP. The distributions paid during the three months ended March 31, 2011 were funded by net cash provided by operating activities of $27.2 million, proceeds from the issuance of common stock of $8.6 million, and borrowings of $5.7 million. The distributions paid during the three months ended March 31, 2010 were funded by net cash provided by operating activities of $6.4 million, proceeds from the issuance of common stock of $6.8 million, and borrowings of $3.9 million.  Net cash provided by operating activities for the three months ended March 31, 2011 and 2010, reflects a reduction for  real estate acquisition related expenses incurred and expensed of $8.6 million and $6.8 million, respectively, in accordance with ASC 805, Business Combinations.  As set forth in the “Estimated Use of Proceeds” section of the prospectuses for the Offerings, we treat our real estate acquisition expenses as funded by proceeds from the offering of our shares. Therefore, for consistency, proceeds from the issuance of common stock for the three months ended March 31, 2011 and 2010, respectively, have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities.

Share Redemptions

Our share redemption program provides that we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the redemption date; provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the Trailing Twelve-month Cap.  In addition, all redemptions, including those upon death or qualifying disability, are limited to those that can be funded with cumulative net proceeds from our DRIP.  During the three months ended March 31, 2011, we received valid redemption requests relating to approximately 793,000 shares, which we redeemed in full for $7.7 million (an average of $9.69 per share).  A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Follow-on Offering.  We have funded and intend to continue funding share redemptions with proceeds of our DRIP.  Subsequent to March 31, 2011, we redeemed approximately 1.2 million shares for a total of $11.8 million, or an average price per share of $9.66.

In addition to the caps discussed above, the redemptions are limited quarterly to 1.25% of the weighted average number of shares outstanding during the trailing twelve-month period.  In addition, the funding for redemptions each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP.  The amended share redemption program further provides that while shares subject to redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the quarterly caps. Our board of directors may waive these quarterly caps in its sole discretion, subject to the Trailing Twelve-month Cap.

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and principal and interest on current and any future outstanding indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from leased properties and interest earned on our mortgage notes receivable and cash balances. We expect to continue to raise capital through our Follow-on Offering and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of March 31, 2011, we had raised $2.8 billion in the Offerings, net of redemptions and inclusive of amounts raised under our DRIP. The Initial Offering terminated on October 1, 2010, and the Follow-on Offering commenced after such termination.

As of March 31, 2011, we had cash and cash equivalents of $108.3 million. Additionally, as of March 31, 2011, we had unencumbered properties with a gross book value of $828.4 million that may be used as collateral to secure additional financing in future periods.

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest and principal on current and any future indebtedness.  In addition, as of March 31, 2011, we had entered into agreements of purchase and sale to acquire 30 retail properties for an aggregate purchase price of $134.5 million, as discussed in Note 9 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q. We expect to meet our short-term liquidity requirements through cash provided by property operations and proceeds from the Follow-on Offering.  Operating cash flows are expected to increase as additional properties are added to our portfolio.  The offering and organization costs associated with the Offerings are initially paid by our advisor, which will be reimbursed for such costs up to 1.5% of the aggregate gross capital raised by us in the Offerings.  As of March 31, 2011, we recorded $31.6 million of such offering and organization costs.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any future indebtedness.  Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses and debt maturities from our cash flow from operations, and we expect to meet cash needs for acquisitions and debt maturities from the net proceeds of the Follow-on Offering and from secured or unsecured borrowings on our unencumbered properties, refinancing of current debt and borrowings on our Credit Facilities. We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds of the Follow-on Offering, cash advanced to us by our advisor, borrowing on the Credit Facilities and/or future borrowings on our unencumbered assets. During the three months ended March 31, 2011, we funded distributions to our stockholders with cash flows from operations, offering proceeds and debt financings as discussed above in the section captioned “Distributions.” The Credit Facilities and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios, and leverage ratios. These covenants may limit our ability to incur additional debt and make borrowings on the Credit Facilities.

As of March 31, 2011, we had received and accepted subscriptions for approximately 280.1 million shares of common stock in the Offerings for gross proceeds of $2.8 billion.  As of March 31, 2011, we had redeemed a total of approximately 2.0 million shares of common stock for a cost of $19.6 million, or an average price per share of $9.69.

As of March 31, 2011, we and the Consolidated Joint Ventures had $1.1 billion of debt outstanding. See Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Additionally, the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, as of March 31, 2011, was 34% and the weighted average years to maturity was 6.8 years.

Our contractual obligations as of March 31, 2011, were as follows (in thousands):

	Payments due by period (1) (2) (3)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years (5)
Principal payments - fixed rate debt(4)	$1,123,996	$3,323	$58,719	$422,959	$638,995
Interest payments - fixed rate debt	411,670	59,569	170,910	82,474	98,717
Principal payments - variable rate debt	16,928	4,428	500	12,000	—
Interest payments - variable rate debt	1,905	408	1,137	360	—
Total	$1,554,499	$67,728	$231,266	$517,793	$737,712

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.
(2)	As of March 31, 2011, we had $374.0 million of variable rate debt fixed through the use of interest rate swaps. We used the fixed rates under the swap agreement to calculate the debt payment obligations in future periods. As of March 31, 2011, we did not have any variable rate debt outstanding for which the interest rate had not been fixed through the use of interest rate swaps.
(3)	The table above does not include loan amounts associated with the Unconsolidated Joint Venture of $26.0 million which matures in July 2020, as this loan is non-recourse to us.
(4)	Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties. As of March 31, 2011, the fair value adjustment, net of amortization, of mortgage notes assumed was $698,000.
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

During the three months ended March 31, 2011, we entered into agreements of purchase and sale, with unaffiliated third-party sellers, to purchase a 100% interest in 30 retail properties, subject to meeting certain criteria, for an aggregate purchase price of $134.5 million, exclusive of closing costs.  As of March 31, 2011, we had $2.8 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $623,000 will be forfeited if the transactions are not completed. As of May 10, 2011, we had purchased 26 of these properties for $121.9 million, exclusive of closing costs, and no escrow deposits were forfeited.

In addition, as of March 31, 2011, we were obligated to purchase a single tenant retail property from a consolidated joint venture, upon certain criteria being met, for a purchase price of $5.9 million. Subsequent to March 31, 2011, the criteria was met and we completed the purchase of the property.

Cash Flow Analysis

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Operating Activities.  During the three months ended March 31, 2011, net cash provided by operating activities increased $20.8 million to $27.2 million, compared to $6.4 for the three months ended March 31, 2010. The change was primarily due to a increase in net income of $14.7 million and an increase in depreciation and amortization expenses totaling $15.9 million, partially offset by a decrease in the change in rents and tenant receivables of $3.8 million, a decrease in the change in accounts payable and accrued expenses of $3.6 million and other liabilities of $2.6 million for the three months ended March 31, 2011.  See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities.  Net cash used in investing activities increased $71.1 million to $331.7 million for the three months ended March 31, 2011 compared to $260.6 million for the three months ended March 31, 2010.  The increase was primarily due to the acquisition of 23 properties for an aggregate purchase price of $329.9 million during the three months ended March 31, 2011, compared to the acquisition of 57 properties for an aggregate purchase price of $259.9 million during the three months ended March 31, 2010.

Financing Activities.  Net cash provided by financing activities decreased $21.8 million to $302.8 million for the three months ended March 31, 2011, compared to $324.6 million for the three months ended March 31, 2010.  The change was primarily due to a decrease in proceeds from the issuance of common stock of $51.2 million, an increase in repayment of notes payable of $70.4 million and an increase in distributions to investors of $10.8 million, offset by an increase in the proceeds from mortgage notes payable of $115.1 million.

Election as a REIT

We are taxed as a REIT under the Internal Revenue Code of 1986, as amended.  To maintain our qualification as a REIT, we must meet, and continue to meet, certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping.   As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed with regard to the dividends paid deduction excluding net capital gains).

If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates.  We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT.  We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  However, we believe that we are organized and operate in such a manner as to maintain our qualification for treatment as a REIT for federal income tax purposes.  No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements.  We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated unaudited financial statements.

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

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2010, and our critical accounting policies have not changed during the three months ended March 31, 2011. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2010, and related notes thereto.

Commitments and Contingencies

We may be subject to certain contingencies and commitments with regard to certain transactions.  Refer to Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with CR III Advisors and its affiliates, whereby we have paid and may continue to pay certain fees to, or reimburse certain expenses of, CR III Advisors or its affiliates such as acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs.  See Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to March 31, 2011.  Refer to Note 13 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.  Such events are:

•	Status of the Offerings;
•	Real estate acquisitions; and
•	Notes payable and credit facilities

New Accounting Pronouncements

There are no accounting pronouncements that have been issued but not yet adopted by us that will have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As of March 31, 2011 and December 31, 2010, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

 As of March 31, 2011, we and a consolidated joint venture had $16.9 million of variable rate debt and therefore we are exposed to interest rate changes in LIBOR.  As of March 31, 2011, a change of 50 basis points in interest rates would result in a change in interest expense of $85,000 per annum, assuming all of our derivatives remain effective hedges. In the future we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes.  Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates.  We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument.  We will not enter into derivative or interest rate transactions for speculative purposes.  We may also enter into rate lock arrangements to lock interest rates on future borrowings.

As of March 31, 2011, we had 60 interest rate swap agreements outstanding, which mature on various dates from August 2012 through April 2021, with an aggregate notional amount under the swap agreements of $374.0 million and an aggregate net fair value of $(5.0) million.  The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads.  As of March 31, 2011, an increase of 50 basis points in interest rates would result in a increase to the fair value of these interest rate swaps of $9.7 million.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2011, were effective in all material respects to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may become subject to litigation or claims.  We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2011, we had issued approximately 280.1 million shares in the Offerings for gross proceeds of $2.8 billion, out of which we paid $238.6 million in selling commissions and dealer manager fees and $30.8 million in organization and offering costs to our advisor or its affiliates.  With the net offering proceeds, we and the Consolidated Joint Ventures acquired $3.3 billion in real estate and related assets and an interest in the Unconsolidated Joint Venture of $16.1 million and paid costs of $85.8 million in acquisition related expenses.  As of May 10, 2011, we have sold approximately 292.7 million shares in the Offerings for gross offering proceeds of $2.9 billion.

Our board of directors has adopted a share redemption program that enables our stockholders who hold their shares for more than one year to sell their shares to us in limited circumstances. The purchase price we will pay for redeemed shares is set forth in the prospectuses for our Offerings of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program.  Under the terms of the share redemption program, share redemptions are subject to the Trailing Twelve-month Cap; provided, however shares subject to redemption requests upon death of a stockholder will not be subject to the Trailing Twelve-month Cap.  In addition, all redemptions, including those upon death or qualifying disability, are limited to those that can be funded with the cumulative net proceeds from our DRIP. In addition to these caps, the redemptions are limited quarterly to 1.25% of the weighted average number of shares outstanding during the trailing twelve-month period. In addition, the funding for redemptions each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP.  The amended share redemption program further provides that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the quarterly caps. Our board of directors may waive these quarterly caps in its sole discretion, subject to the Trailing Twelve-month Cap.

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest.  During the three months ended March 31, 2011, we redeemed shares as follows:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part	Shares that May Yet Be
	of Shares	Average Price	of Publicly Announced	Purchased Under the
	Redeemed	Paid per Share	Plans or Programs	Plans or Programs
January 2011	—	$—	—	(1)
February 2011	792,918	$9.69	792,918	(1)
March 2011	—	$—	—	(1)
Total	792,918		792,918	(1)

(1) A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities

No events occurred during the three months ended March 31, 2011 that would require a response to this item.

Item 4. [Removed and Reserved]

Item 5. Other Information

No events occurred during the three months ended March 31, 2011 that would require a response to this item.

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

Cole Credit Property Trust III, Inc. (Registrant)

By:	/s/ Simon J. Misselbrook
Name:	Simon J. Misselbrook
Title:	Vice President of Accounting (Principal Accounting Officer)

Date: May 10, 2011

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of Cole Credit Property Trust III, Inc. (Incorporated by
reference to Exhibit 3.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-149290), filed on September 29, 2008).
3.2	Amended and Restated Bylaws of Cole Credit Property Trust III, Inc. (Incorporated by reference to
Exhibit 3.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-149290), filed on
May 7, 2008).
3.3	Articles of Amendment (Incorporated by reference to the Company’s Current Report on Form 8-K
(File No. 333-149290) filed on April 9, 2010).
4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (Incorporated by reference to
Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed April 22, 2011).
4.2	Form of Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the
Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed April 22, 2011).
4.3	Form of Alternative Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed April 22, 2011).
4.4	Form of Alternative Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed April 22, 2011).
4.5	Form of Alternative Subscription Agreement (Incorporated by reference to Exhibit 4.5 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed April 22, 2011).
4.6	Form of Alternative Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.6 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed April 22, 2011).
31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or
15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or
15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
** In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the
Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.