Form 10-Q
period 2011-06-30
Cole Credit Property Trust III, Inc.
filed 2011-08-12
CIK 1425923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-53960
COLE CREDIT PROPERTY TRUST III, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-1846406
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2555 East Camelback Road, Suite 400	(602) 778-8700
Phoenix, Arizona, 85016	(Registrant’s telephone number, including area code)
(Address of principal executive offices; zip code)
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
Yes ☑ No ☐
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
Yes ☐ No ☑
As of August 10, 2011, there were 316,784,907 shares of common stock, par value $0.01, of Cole Credit Property Trust III, Inc. outstanding.

COLE CREDIT PROPERTY TRUST III, INC.
INDEX

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and during the three and six months ended June 30, 2011, have been prepared by Cole Credit Property Trust III, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations during the three and six months ended June 30, 2011 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward-looking statements contained in the Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands except share and per share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Investment in real estate assets:
Land	$882,165	$722,698
Buildings and improvements, less accumulated depreciation of $58,290 and $28,898, respectively	2,392,203	1,850,690
Acquired intangible lease assets, less accumulated amortization of $36,546 and $19,004, respectively	502,077	414,319

Total investment in real estate assets, net	3,776,445	2,987,707
Investment in mortgage notes receivable, net	64,431	63,933

Total investment in real estate and mortgage assets, net	3,840,876	3,051,640
Cash and cash equivalents	316,800	109,942
Restricted cash	17,167	12,123
Investment in unconsolidated joint ventures	22,239	14,966
Rents and tenant receivables, less allowance for doubtful accounts of $160 and $89, respectively	38,844	24,581
Property escrow deposits, prepaid expenses and other assets	7,669	3,323
Deferred financing costs, less accumulated amortization of $5,925 and $2,918, respectively	43,771	27,083

Total assets	$4,287,366	$3,243,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility	$1,637,396	$1,061,207
Accounts payable and accrued expenses	18,089	15,744
Escrowed investor proceeds	536	448
Due to affiliates	2,643	804
Acquired below market lease intangibles, less accumulated amortization of $5,619 and $3,066, respectively	72,787	66,815
Distributions payable	16,128	14,448
Derivative liabilities, deferred rent and other liabilities	26,936	21,142

Total liabilities	1,774,515	1,180,608

Commitments and contingencies
Redeemable common stock	95,860	65,898

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 990,000,000 and 490,000,000 shares authorized, respectively, 306,114,421 and 248,070,364 shares issued and outstanding, respectively	3,061	2,481
Capital in excess of par value	2,654,120	2,164,528
Accumulated distributions in excess of earnings	(227,745)	(163,040)
Accumulated other comprehensive loss	(13,095)	(7,188)

Total stockholders’ equity	2,416,341	1,996,781
Noncontrolling interests	650	371

Total equity	2,416,991	1,997,152

Total liabilities and equity	$4,287,366	$3,243,658

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental and other property income	$75,161	$23,742	$140,720	$40,933
Tenant reimbursement income	4,891	1,346	9,731	2,362
Interest income on mortgage notes receivable	1,362	900	2,704	900

Total revenue	81,414	25,988	153,155	44,195

Expenses:
General and administrative expenses	2,111	1,145	4,090	2,656
Property operating expenses	5,526	1,399	10,739	2,539
Property and asset management expenses	6,808	2,243	13,013	3,921
Acquisition related expenses	14,128	11,083	22,721	17,929
Depreciation	15,774	4,371	29,437	7,281
Amortization	7,732	2,653	14,465	4,592

Total operating expenses	52,079	22,894	94,465	38,918

Operating income	29,335	3,094	58,690	5,277

Other income (expense):
Equity in income (loss) of unconsolidated joint ventures	470	(516)	777	(516)
Interest and other income	145	429	222	769
Interest expense	(19,459)	(4,610)	(34,650)	(7,297)

Total other expense	(18,844)	(4,697)	(33,651)	(7,044)

Net income (loss)	10,491	(1,603)	25,039	(1,767)

Net income allocated to noncontrolling interests	11	—	299	—

Net income (loss) attributable to the Company	$10,480	$(1,603)	$24,740	$(1,767)

Weighted average number of common shares outstanding:
Basic and diluted	292,224,033	154,924,208	277,329,317	134,685,676

Net income (loss) attributable to the Company per common share:
Basic and diluted	$0.04	$(0.01)	$0.09	$(0.01)

Distributions declared per common share:	$0.16	$0.17	$0.32	$0.34

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

				Accumulated	Accumulated
	Common Stock		Capital in	Distributions	Other	Total	Non-
	Number of	Par	Excess	in Excess of	Comprehensive	Stockholders’	controlling	Total
	Shares	Value	of Par Value	Earnings	Loss	Equity	Interests	Equity
Balance, January 1, 2011	248,070,364	$2,481	$2,164,528	$(163,040)	$(7,188)	$1,996,781	$371	$1,997,152
Issuance of common stock	60,073,253	600	596,750	—	—	597,350	—	597,350
Distributions to noncontrolling interests	—	—	—	—	—	—	(20)	(20)
Distributions to stockholders	—	—	—	(89,445)	—	(89,445)	—	(89,445)
Commissions on stock sales and related dealer manager fees	—	—	(48,654)	—	—	(48,654)	—	(48,654)
Other offering costs	—	—	(8,228)	—	—	(8,228)	—	(8,228)
Redemptions of common stock	(2,029,196)	(20)	(19,607)	—	—	(19,627)	—	(19,627)
Redeemable common stock	—	—	(29,962)	—	—	(29,962)	—	(29,962)
Purchase of investment from noncontrolling interest	—	—	(707)	—	—	(707)	—	(707)
Comprehensive income:
Allocation of net income	—	—	—	24,740	—	24,740	299	25,039
Net unrealized loss on interest rate swaps	—	—	—	—	(5,907)	(5,907)	—	(5,907)

Total comprehensive income	—	—	—	—	—	18,833	299	19,132

Balance, June 30, 2011	306,114,421	$3,061	$2,654,120	$(227,745)	$(13,095)	$2,416,341	$650	$2,416,991

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$25,039	$(1,767)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	29,437	7,281
Amortization of intangible lease assets and below market lease intangibles, net	15,021	4,613
Amortization of deferred financing costs	3,007	911
Amortization of fair value adjustments of mortgage notes payable assumed	37	—
Net accretion on mortgage notes receivable	(498)	(156)
Bad debt expense	103	20
Equity in (income) loss of unconsolidated joint ventures	(777)	516
Return on investment in unconsolidated joint ventures	777	—
Changes in assets and liabilities:
Rents and tenant receivables	(14,366)	(3,939)
Property escrow deposits, prepaid expenses and other assets	740	(202)
Accounts payable and accrued expenses	2,200	2,005
Deferred rent and other liabilities	28	3,776
Due to affiliates	1,744	140

Net cash provided by operating activities	62,492	13,198

Cash flows from investing activities:
Investment in real estate and mortgage assets	(823,009)	(715,886)
Investment in unconsolidated joint ventures	(7,725)	(16,126)
Return of investment from unconsolidated joint ventures	452	—
Payment of property escrow deposits	(18,550)	—
Refund of property escrow deposits	12,603	—
Change in restricted cash	(5,044)	(10,891)

Net cash used in investing activities	(841,273)	(742,903)

Cash flows from financing activities:
Proceeds from issuance of common stock	547,761	767,063
Offering costs on issuance of common stock	(56,787)	(74,838)
Redemptions of common stock	(19,627)	(4,642)
Distributions to investors	(38,176)	(17,352)
Proceeds from notes payable and credit facilities	646,589	225,823
Repayment of notes payable and credit facilities	(75,300)	(353)
Payment of loan deposits	(3,627)	(8,406)
Refund of loan deposits	4,347	3,532
Escrowed investor proceeds liability	88	238
Deferred financing costs paid	(19,609)	(9,928)
Distributions to noncontrolling interests	(20)	—

Net cash provided by financing activities	985,639	881,137

Net increase in cash and cash equivalents	206,858	151,432
Cash and cash equivalents, beginning of period	109,942	278,717

Cash and cash equivalents, end of period	$316,800	$430,149

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2011
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
As of June 30, 2011, the Company owned 539 properties, comprising 23.4 million rentable square feet of single and multi-tenant retail and commercial space located in 42 states. As of June 30, 2011, the rentable space at these properties was 99% leased. As of June 30, 2011, the Company also owned two mortgage notes receivable secured by two office buildings, each of which is subject to a net lease. In addition, through four joint venture arrangements, as of June 30, 2011, the Company had interests in eight properties comprising 1.1 million gross rentable square feet of commercial space and a land parcel under development comprising 139,000 square feet of land.
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
On September 22, 2010, the registration statement for a follow-on offering of 275.0 million shares of the Company’s common stock was declared effective by the SEC (the “Follow-on Offering,” and collectively with the Initial Offering, the “Offerings”). Of the shares registered in the Follow-on Offering, the Company is offering up to 250.0 million shares in a primary offering at a price of $10.00 per share and up to 25.0 million shares under an amended and restated DRIP, under which its stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share during the Follow-on Offering and until such time as the Company’s board of directors has determined a reasonable estimate of the value of the shares of common stock, at which time the shares of common stock will be offered under the DRIP at a purchase price equal to the most recently disclosed per share value. The Company commenced sales of its common stock pursuant to the Follow-on Offering after the termination of the Initial Offering on October 1, 2010. As of June 30, 2011, the Company had issued approximately 91.9 million shares of its common stock in the Follow-on Offering, including approximately 84.3 million shares issued in the primary offering and approximately 7.5 million shares issued pursuant to the Company’s DRIP. The Company had aggregate gross proceeds from the Offerings of $3.1 billion (including shares issued pursuant to the Company’s DRIP) as of June 30, 2011, before share redemptions of $31.5 million and offering costs, selling commissions, and dealer management fees of $297.9 million.
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

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
The Company evaluates the need to consolidate joint ventures based on standards set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of June 30, 2011, the Company consolidated the accounts of two joint ventures (the “Consolidated Joint Ventures”).
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted operating cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets and liabilities to their fair value and recognize an impairment loss. No impairment losses were recorded during the three and six months ended June 30, 2011 and 2010.
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
When a real estate asset is identified as held for sale, the Company will cease depreciation of the asset and estimate the sales price, net of selling costs. If, in the Company’s opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2011 or December 31, 2010.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
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
Restricted Cash and Escrows
Included in restricted cash was $15.6 million and $9.6 million as of June 30, 2011 and December 31, 2010, respectively, held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Also included in restricted cash was $1.1 million and $2.1 million held by lenders in a lockbox account, as of June 30, 2011 and December 31, 2010, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. In addition, the Company had escrowed investor proceeds for which shares of common stock had not been issued of $536,000 and $448,000 in restricted cash as of June 30, 2011 and December 31, 2010, respectively.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
Investment in Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures as of June 30, 2011 consists of the Company’s interest in two joint ventures that own seven multi-tenant properties (the “Unconsolidated Joint Ventures”). Consolidation of these investments is not required as the entities do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810. Both the Company and the respective joint venture partner must approve significant decisions about the applicable entity’s activities. As of June 30, 2011, the Unconsolidated Joint Ventures held total assets of $73.5 million and non-recourse mortgage notes payable of $46.0 million.
The Company accounts for the Unconsolidated Joint Ventures using the equity method of accounting per guidance established under ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions. The Company evaluates the carrying amount of the investments for impairment in accordance with ASC 323. Each of the Unconsolidated Joint Ventures is reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in a joint venture for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the Unconsolidated Joint Ventures for the three and six months ended June 30, 2011 and 2010.
Concentration of Credit Risk
As of June 30, 2011, the Company had cash on deposit, including restricted cash, in nine financial institutions, eight of which had deposits in excess of current federally insured levels totaling $316.0 million; however the Company has not experienced any losses in such accounts. The Company limits investment of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.
As of June 30, 2011, no single tenant accounted for greater than 10% of the Company’s 2011 gross annualized rental revenues. As of June 30, 2011, tenants in the specialty retail, drugstore, grocery and restaurant industries comprised 14%, 13%, 12%, and 10%, respectively, of 2011 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of June 30, 2011, 101 of the Company’s properties were located in Texas, accounting for 19% of its 2011 gross annualized rental revenues.
Redeemable Common Stock
The Company’s share redemption program provides that the Company will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve months prior to the redemption date (the “Trailing Twelve-month Cap”); provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the Trailing Twelve-month Cap. In addition, all redemptions, including those upon death or qualifying disability, are limited to those that can be funded with cumulative net proceeds from the sale of shares through the Company’s DRIP. As of June 30, 2011 and December 31, 2010, the Company had issued approximately 13.4 million and approximately 8.2 million shares of common stock under the Company’s DRIP, respectively, for cumulative proceeds of $127.4 million and $77.8 million, respectively, which are recorded as redeemable common stock, net of redemptions, in the respective condensed consolidated unaudited balance sheets. As of June 30, 2011 and December 31, 2010, the Company had redeemed approximately 3.3 million and approximately 1.2 million shares of common stock, respectively, for an aggregate price of $31.5 million and $11.9 million, respectively. Redeemable common stock is recorded at the greater of the carrying amount or redemption value each reporting period. Changes in the value from period to period are recorded as an adjustment to capital in excess of par value.
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
June 30, 2011
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents, restricted cash, rents and tenant receivables, property escrow deposits, prepaid expenses and mortgage loan deposits and accounts payable and accrued expenses — The Company considers the carrying values of these financial instruments, assets and liabilities to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Mortgage notes receivable — The fair value is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. The estimated fair value of these notes was $71.1 million and $64.0 million as of June 30, 2011 and December 31, 2010, respectively, as compared to the carrying values of $64.4 million and $63.9 million as of June 30, 2011 and December 31, 2010, respectively.
Notes payable and credit facility — The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of June 30, 2011 and December 31, 2010. The estimated fair value of the notes payable and credit facility was $1.6 billion and $1.0 billion as of June 30, 2011 and December 31, 2010, respectively, as compared to the carrying value of $1.6 billion and $1.1 billion as of June 30, 2011 and December 31, 2010, respectively.
Derivative Instruments — The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial instruments.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Interest rate swaps	$(13,095)	$—	$(13,905)	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swap	$141	$—	$141	$—

Liabilities:
Interest rate swaps	$(7,329)	$—	$(7,329)	$—

NOTE 4 — REAL ESTATE ACQUISITIONS
2011 Property Acquisitions
During the six months ended June 30, 2011, the Company acquired a 100% interest in 92 commercial properties for an aggregate purchase price of $831.0 million (the “2011 Acquisitions”). The Company purchased the 2011 Acquisitions with net proceeds from the Offerings and through the issuance of mortgage notes. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

June 30, 2011
Land	$159,618
Building and improvements	574,254
Acquired in-place leases	82,234
Acquired above-market leases	23,029
Acquired below-market leases	(8,596)
Fair value adjustment of assumed notes payable	438

Total purchase price	$830,977

The Company recorded revenue for the three and six months ended June 30, 2011 of $12.0 million and $14.0 million, respectively, and a net loss for the three and six months ended June 30, 2011 of $7.7 million and $14.8 million, respectively, related to the 2011 Acquisitions. The Company expensed $14.1 million and $22.7 million of acquisition costs for the three and six months ended June 30, 2011, respectively.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
The following information summarizes selected financial information of the Company, as if all of the 2011 Acquisitions were completed on January 1, 2010 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended,		Six Months Ended,
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Pro forma basis:
Revenue	$102,895	$59,476	$174,983	$80,031
Net income (loss) attributable to the Company	$39,300	$19,444	$56,660	$(6,697)
The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.
2011 Investments in Joint Ventures
During the six months ended June 30, 2011, the Company acquired a single tenant retail store for an aggregate purchase price of $5.9 million through the repayment of a construction loan facility (the “Rice Lake JV Construction Facility”) and the purchase of the joint venture partner’s noncontrolling interest. This purchase is included in the 2011 Acquisitions.
The Company also acquired a controlling financial interest in one of the Consolidated Joint Ventures, which purchased a land parcel for $1.0 million, upon which a single tenant commercial store will be developed (the “Marana Joint Venture”), during the six months ended June 30, 2011. Upon completion of the building, the Company will be obligated to purchase the property from the joint venture subject to certain criteria being met, as discussed in Note 9. The construction will be funded by a construction loan facility of $5.2 million (the “Marana JV Construction Facility”). As of June 30, 2011, no amounts had been drawn on the construction loan facility.
In addition, during the six months ended June 30, 2011, the Company acquired an interest in a joint venture arrangement, which has $34.0 million of real estate assets and $20.4 million of mortgage notes payable, which is secured by the real estate assets. This joint venture is included in the Unconsolidated Joint Ventures as discussed in Note 2.
2010 Property Acquisitions
During the six months ended June 30, 2010, the Company acquired a 100% interest in 133 commercial properties, for an aggregate purchase price of $656.9 million (the “2010 Acquisitions”). The Company purchased the 2010 Acquisitions with net proceeds of the Initial Offering and through the issuance of mortgage notes. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

June 30, 2010
Land	$156,657
Building and improvements	426,923
Acquired in-place leases	75,972
Acquired above-market leases	7,140
Acquired below-market leases	(10,737)
Fair value adjustment of assumed notes	965

Total purchase price	$656,920

The Company recorded revenue for the three and six months ended June 30, 2010 of $9.6 million and $11.3 million, respectively, and net loss for the three and six months ended June 30, 2010 of $5.5 million and $11.0 million, respectively, related to the 2010 Acquisitions. In addition, the Company expensed $11.1 million and $17.9 million of acquisition costs for the three and six months ended June 30, 2010, respectively.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
2010 Investments in Joint Ventures
During the six months ended June 30, 2010, the Company acquired a controlling financial interest in a joint venture arrangement, which included an investment of $1.4 million in land and related construction costs. As of June 30, 2010, $38,000 had been drawn on the Rice Lake JV Construction Facility used to develop a single tenant retail store.
In addition, during the six months ended June 30, 2010, the Company acquired an interest in a joint venture arrangement, which acquired six multi-tenant properties for $42.6 million. The acquisitions were financed with a mortgage note payable of $26.0 million, which is secured by the properties on which the debt was placed. This joint venture is included in the Unconsolidated Joint Ventures as discussed in Note 2.
NOTE 5 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE
As of June 30, 2011, the Company owned two mortgage notes receivable, each of which is secured by an office building. As of June 30, 2011, the mortgage notes balance of $64.4 million consisted of the face amount of the mortgage notes of $74.0 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $1.1 million. As of December 31, 2010, the mortgage notes balance of $63.9 million consisted of the face amount of the mortgage notes of $74.0 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $642,000. The discount is accreted and acquisition costs are amortized over the terms of each respective mortgage note using the effective interest rate method. The mortgage notes have a fixed interest rate of 5.93% per annum and mature on October 1, 2018. Interest only payments are due each month until September 1, 2011, and interest and principal payments are due each month from October 1, 2011 until October 1, 2018. There were no amounts past due as of June 30, 2011.
The Company evaluates the collectability of both interest and principal on each mortgage note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as underlying collateral and payment history. No impairment losses or allowances were recorded related to mortgage notes receivable for the six months ended June 30, 2011 and 2010.
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands):

						Fair Value of Liability
	Balance Sheet	Notional	Interest	Effective	Maturity	June 30,	December 31,
	Location	Amount	Rate	Date	Date	2011	2010
Derivatives designated as hedging instruments
Interest Rate Swaps(1)	Derivative liabilities, deferred rent and other liabilities	$19,400	5.95%	9/8/2009	8/29/2012	$(400)	$(505)
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	17,500	5.75%	12/18/2009	1/1/2017	(921)	(716)
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	156,000	3.99%	7/30/2010	8/5/2015	(5,991)	(4,155)
Interest Rate Swap(2)	Derivative liabilities, deferred rent and other liabilities	15,000	4.31%	7/30/2010	7/15/2017	(112)	141
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	105,000	4.72%	8/25/2010	9/5/2015	(2,821)	(1,440)
Interest Rate Swaps(3)	Derivative liabilities, deferred rent and other liabilities	23,200	6.83%	12/16/2010	7/6/2016	(835)	(513)
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	7,800	5.73%	3/4/2011	4/1/2021	(412)	—

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011

						Fair Value of Liability
	Balance Sheet	Notional	Interest	Effective	Maturity	June 30,	December 31,
	Location	Amount	Rate	Date	Date	2011	2010
Derivatives designated as hedging instruments continued
Interest Rate Swaps (4)	Derivative liabilities, deferred rent and other liabilities	$30,000	6.06%	3/30/2011	3/30/2016	$(1,001)	$—
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	200,000	3.45%	6/30/2011	6/27/2014	(602)	—

		$573,900				$(13,095)	$(7,188)

(1)	On September 8, 2009, the Company executed 15 swap agreements with identical terms and with an aggregate notional amount of $20.0 million.

(2)	As of December 31, 2010, the fair value of the interest rate swap agreement was in a financial asset position and was included in the accompanying December 31, 2010 consolidated balance sheet in property escrow deposits, prepaid expenses and other assets.

(3)	On December 16, 2010, the Company executed 17 swap agreements with identical terms and with an aggregate notional amount of $23.2 million.

(4)	On March 30, 2011, the Company executed 23 swap agreements with identical terms and with an aggregate notional amount of $30.0 million.

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
The following table summarizes the unrealized losses on the Company’s derivative instruments and hedging activities (in thousands):

	Amount of Loss Recognized in
	Other Comprehensive Loss on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010
Interest Rate Swaps (1)	$(8,068)	$(903)	$(5,907)	$(1,237)

(1)	There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the six months ended June 30, 2011 and 2010. No previously effective portion of gains or losses that were recorded in accumulated other comprehensive loss during the term of the hedging relationship was reclassified into earnings during the six months ended June 30, 2011 and 2010.
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

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of June 30, 2011 and December 31, 2010, respectively, there were no termination events or events of default related to the interest rate swaps.
NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of June 30, 2011, the Company and Consolidated Joint Ventures had $1.6 billion of debt outstanding, consisting of $1.5 billion with fixed interest rates, which included $373.9 million of variable rate debt and $200.0 million of variable credit facility borrowings swapped to fixed rates (the “Fixed Rate Debt”), and $91.5 million of variable rate debt (the “Variable Rate Debt”). The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the total debt outstanding was $3.5 billion as of June 30, 2011. Additionally, the combined weighted average interest rate was 4.95%.
The Fixed Rate Debt has a weighted average interest rate of 5.33%, with interest rates ranging from 3.99% to 6.83% per annum. The Variable Rate Debt has variable interest rates ranging from LIBOR plus 275 basis points to 300 basis points per annum, with certain debt containing LIBOR floors. The debt outstanding matures on various dates from August 2012 through July 2021, with a weighted average years to maturity of 6.4 years. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed.
During the six months ended June 30, 2011, the Company and one of the Consolidated Joint Ventures entered into mortgage notes payable totaling $334.3 million, with fixed interest rates, which includes $37.8 million of variable rate debt swapped to fixed rates, ranging from 4.50% to 6.06% per annum through the maturity dates, ranging from December 2016 to July 2021. In addition, the Company and the Marana Joint Venture entered into variable rate debt of $91.5 million with variable interest rates ranging from LIBOR plus 275 to 300 basis points per annum, with certain debt containing LIBOR floors, maturing on various dates from October 2012 to April 2016. The Marana JV Construction Facility is expected to be used to fund the development of a single tenant commercial store and drawn upon as construction costs are incurred. As of June 30, 2011, no amounts had been drawn on the Marana JV Construction Facility. Also during the six months ended June 30, 2011, $1.0 million was drawn on the Rice Lake JV Construction Facility, and subsequently the outstanding balance of $4.4 million was repaid.
In addition, on June 27, 2011, the Company’s operating partnership, CCPT III OP, entered into a senior unsecured credit facility (the “Credit Facility”) providing for up to $700.0 million of borrowings with a syndication of banks. Concurrently, the obligations under CCPT III OP’s existing $100.0 million credit agreement (the “Previous Credit Facility”) dated as of January 6, 2010 were terminated. During the six months ended June 30, 2011, the Company repaid $45.0 million under the Previous Credit Facility. No amounts were outstanding under the Previous Credit Facility as of June 27, 2011, and all liens securing obligations under the Previous Credit Facility were released. In addition, the Company repaid $25.0 million under the existing $25.0 million credit agreement with TCF National Bank dated December 16, 2009 (the “TCF Loan”) and subsequently converted the TCF Loan to a term loan, receiving $25.0 million, with a fixed interest rate of 5.0% and maturity date of December 16, 2014.
The Credit Facility includes a $200.0 million term loan (the “Term Loan”) and allows CCPT III OP to borrow up to $500.0 million in revolving loans (the “Revolving Loans”). As of June 27, 2011, the borrowing base under the Credit Facility was approximately $441.9 million based on the underlying collateral pool. In addition, up to 15.0% of the total amount available may be used for issuing letters of credit and up to $50.0 million may be used for “swingline” loans. The Credit Facility may also be increased to a maximum of $950.0 million, with each increase being no less than $25.0 million. CCPT III OP borrowed the initial $200.0 million Term Loan under the Credit Facility on June 27, 2011. The Credit Facility matures on June 27, 2014.
The Revolving Loans will bear interest at rates depending upon the type of loan specified and overall leverage ratio, with possible base rates of one, two or three month LIBOR, one, two or three month LIBOR plus 1.0%, Bank of America N.A.’s Prime Rate or the Federal Funds Rate plus 0.5% and spreads ranging from 1.25% to 3.00%. As of June 30, 2011, the Company executed a swap agreement associated with the Term Loan, which had the effect of fixing the variable interest rate per annum through the maturity date of the respective loan at 3.45%. CCPT III OP will be required to make quarterly interest payments on the Term Loan, and the outstanding principal and any accrued and unpaid interest is due on June 27, 2014. During the six months ended June 30, 2011, no amounts had been drawn on the Revolving Loans.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
As of June 30, 2011, the Company had $442.1 million available under the Credit Facility based on the underlying collateral pool and $200.0 million outstanding under the Credit Facility. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Credit Facility was $714.5 million as of June 30, 2011.
CCPT III OP has the right to prepay the outstanding amounts under the Credit Facility, in whole or in part, without premium or penalty provided that prior written notice is received by Bank of America, N.A. and the payment of any principal amount then outstanding. The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions. These agreements also include usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility and such mortgage notes payable as of June 30, 2011.
NOTE 8 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$16,128	$9,785
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$4,863	$4,875
Common stock issued through distribution reinvestment plan	$49,589	$24,294
Net unrealized loss on interest rate swaps	$(5,907)	$(1,237)
Accrued other offering costs	$277	$336
Accrued deferred financing costs	$86	$—
Accrued capital expenditures	$59	$—
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$29,601	$5,289
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably likely to have a material effect on its results of operations, financial condition or liquidity.
Purchase Commitments
As of June 30, 2011, the Company had entered into agreements of purchase and sale, with unaffiliated third-party sellers, to purchase a 100% interest in ten retail properties, subject to meeting certain criteria, for an aggregate purchase price of $220.4 million, exclusive of closing costs. As of June 30, 2011, the Company had $6.5 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $323,000 will be forfeited if the transactions are not completed. As of August 10, 2011, the Company had purchased 16 of these properties for $130.9 million, exclusive of closing costs, and no escrow deposits were forfeited.
In addition, the Company will be obligated to purchase a property from the Marana Joint Venture for an expected purchase price of $7.7 million, subject to certain criteria being met, including the completion of the building.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company owns certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. The Company also carries environmental liability insurance on our properties which provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company does not believe that the environmental matters identified at such properties will have a material effect on its results of operations, financial condition or liquidity, nor is it aware of any environmental matters at other properties which it believes will have a material effect on its results of operations, financial condition or liquidity.
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
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer manager fee) are paid for by CR III Advisors or its affiliates and are reimbursed by the Company up to 1.5% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of June 30, 2011, CR III Advisors had paid organization and offering costs of $3.6 million in connection with the Follow-on Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.5% of gross proceeds from the Follow-on Offering. As the Company raises additional proceeds from the Follow-on Offering, these costs may become payable.
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CR III Advisors and its affiliates related to the services described above during the periods indicated (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Offering:
Selling commissions	$18,308	$29,668	$37,707	$52,491
Selling commissions reallowed by Cole Capital	$18,308	$29,668	$37,707	$52,491
Dealer manager fee	$5,307	$8,591	$10,947	$15,276
Dealer manager fee reallowed by Cole Capital	$2,720	$4,223	$5,595	$7,551
Other organization and offering expenses	$3,983	$3,675	$8,228	$6,917

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Acquisitions and Operations:
Acquisition fees and expenses	$11,105	$10,535	$18,147	$16,011
Asset management fees and expenses	$4,529	$1,473	$8,557	$2,562
Property management and leasing fees and expenses	$2,125	$749	$4,074	$1,305
Operating expenses	$518	$328	$1,081	$864
Financing coordination fees	$4,876	$2,181	$6,357	$2,524

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
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
During the three and six months ended June 30, 2011, and 2010, no commissions or fees were incurred for services provided by CR III Advisors and its affiliates related to the services described above.
Other
As of June 30, 2011 and December 31, 2010, $2.6 million and $804,000, respectively, had been incurred primarily for other organization and offering, operating and acquisition expenses by CR III Advisors and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated balance sheets.
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
NOTE 12 — NEW ACCOUNTING PRONOUNCEMENTS
In December 2010, FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, (“ASU 2010-29”), which clarifies the manner in which pro forma disclosures are calculated and provides additional disclosure requirements regarding material nonrecurring adjustments recorded as a result of a business combination. ASU 2010-20 was effective for the Company beginning on January 1, 2011, and its provisions were applied to the pro forma information presented in Note 4. The adoption of ASU 2010-29 has not had a material impact on the Company’s consolidated financial statements.
In May 2011, FASB issued ASU 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, (“ASU 2011-04”), which converges guidance between GAAP and International Financial Reporting Standards (“IFRS”) on how to measure fair value and on what disclosures to provide about fair value measurements. ASU 2011-04 is effective for the Company on January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. ASU 2011-05 is effective for the Company on January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.
NOTE 13 — SUBSEQUENT EVENTS
Status of the Offerings
As of August 10, 2011, the Company had received $1.0 billion in gross offering proceeds through the issuance of approximately 103.8 million shares of its common stock in the Follow-on Offering (including shares issued pursuant to the Company’s DRIP). As of August 10, 2011, approximately 154.7 million shares remained available for sale to the public in the Follow-on Offering, exclusive of shares available under the Company’s DRIP. Combined with the Initial Offering, the Company had received a total of $3.2 billion in gross offering proceeds as of August 10, 2011.
Subsequent to June 30, 2011, the Company redeemed approximately 1.3 million shares for $12.2 million.
Real Estate Acquisitions
Subsequent to June 30, 2011, the Company acquired a 100% interest in 40 commercial real estate properties for an aggregate purchase price of $367.4 million. The acquisitions were funded with net proceeds of the Offerings. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide the disclosures included in Note 4 for these properties. Acquisition related expenses totaling $8.7 million were expensed as incurred.
Notes Payable and Credit Facility
Subsequent to June 30, 2011, the Company borrowed $73.0 million under the Credit Facility. As of August 10, 2011, the Company had $273.0 million outstanding under the Credit Facility and $369.1 million available for borrowing. Also subsequent to June 30, 2011, $102,000 was drawn on the Marana JV Construction Facility.

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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property acquisition indebtedness and acquisition and operating expenses. Rental and other property income accounted for 92% and 91% of total revenue during the three months ended June 30, 2011 and 2010, respectively, and 92% and 93% of total revenue during the six months ended June 30, 2011 and 2010, respectively. As 99% of our rentable square feet was under lease as of June 30, 2011, with an average remaining lease term of 14.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of June 30, 2011, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 42%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with future property acquisitions or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions or refinancing, our results of operations may be adversely affected.
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. In 2010, the volume of mortgage lending for commercial real estate began increasing and lending terms improved; however, such lending activity is significantly less than previous levels. Although lending market conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We have managed, and expect to continue to manage, the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowing on the Credit Facility, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing. We have acquired, and expect to continue to acquire, our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.
The economic downturn has led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates and declining property values. Recently, the economy has improved and continues to show signs of recovery. Additionally, the real estate markets have recently observed an improvement in property values, occupancy and rental rates; however, in most markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of June 30, 2011, 99% of our rentable square feet was under lease. However, if the recent improvements in economic conditions do not continue, we may experience significant vacancies or be required to reduce rental rates on occupied space. If we do experience significant vacancies, our advisor will actively seek to lease our vacant space; however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced. In addition, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property may increase as a result.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of June 30, 2011 and 2010.

	June 30, 2011(1)	June 30, 2010(1)
Number of commercial properties	539	266
Approximate rentable square feet (2)	23.4 million	9.1 million
Percentage of rentable square feet leased	99.0%	99.9%

(1)	Excludes properties owned through joint venture arrangements.

(2)	Including square feet of the buildings on land that is subject to ground leases.
The following table summarizes our real estate investment activity during the six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Commercial properties acquired	69	76	92	133
Approximate purchase price of acquired properties	$501.1 million	$397.0 million	$831.0 million	$656.9 million
Approximate rentable square feet (1)	3.5 million	2.8 million	5.9 million	4.2 million

(1)	Including square feet of the buildings on land that is subject to ground leases.
As shown in the tables above, we owned 539 commercial properties as of June 30, 2011, compared to 266 commercial properties as of June 30, 2010. Accordingly, our results of operations for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, reflect significant increases in most categories.
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Revenue. Revenue increased $55.4 million, or 213%, to $81.4 million for the three months ended June 30, 2011, compared to $26.0 million for the three months ended June 30, 2010. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 92% and 91% of total revenues during the three months ended June 30, 2011 and 2010, respectively.
Rental and other property income increased $51.5 million, or 217%, to $75.2 million for the three months ended June 30, 2011, compared to $23.7 million for the three months ended June 30, 2010. The increase was primarily due to the acquisition of 273 rental income-producing properties subsequent to June 30, 2010. We also pay certain operating expenses subject to reimbursement by the tenant, which resulted in $4.9 million of tenant reimbursement income during the three months ended June 30, 2011, compared to $1.3 million during the three months ended June 30, 2010. In addition, interest income on mortgage notes receivable increased $462,000, or 51%, to $1.4 million for the three months ended June 30, 2011, compared to $900,000 for the three months ended June 30, 2010 as we acquired the mortgage notes receivable on April 30, 2010.
General and Administrative Expenses. General and administrative expenses increased $966,000, or 84%, to $2.1 million for the three months ended June 30, 2011, compared to $1.1 million for the three months ended June 30, 2010. The increase was primarily due to increased accounting and trustee fees as a result of acquiring 273 rental income-producing properties subsequent to June 30, 2010 and an increase in the number of stockholders of record. The primary general and administrative expense items were trustee fees, accounting fees, operating expenses reimbursable to our advisor and legal fees.
Property Operating Expenses. Property operating expenses increased $4.1 million, or 293%, to $5.5 million for the three months ended June 30, 2011, compared to $1.4 million for the three months ended June 30, 2010. The increase was primarily due to increased property taxes, repairs and maintenance and insurance expenses relating to the acquisition of 273 rental income-producing properties subsequent to June 30, 2010. The primary property operating expense items are property taxes, repairs and maintenance and insurance.

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
Property and asset management expenses increased $4.6 million, or 209%, to $6.8 million for the three months ended June 30, 2011, compared to $2.2 million for the three months ended June 30, 2010. Property management fees increased $1.3 million, or 260%, to $1.8 million for the three months ended June 30, 2011 from $497,000 for the three months ended June 30, 2010. The increase in property management fees was primarily due to an increase in rental and other property income to $75.2 million for the three months ended June 30, 2011, from $23.7 million for the three months ended June 30, 2010, related to revenues from the 273 properties, including 21 multi-tenant properties, acquired subsequent to June 30, 2010.
Asset management fees increased $3.1 million, or 221%, to $4.5 million for the three months ended June 30, 2011, from $1.4 million for the three months ended June 30, 2010. The increase in asset management fees was primarily due to an increase in the average invested assets to $3.6 billion for the three months ended June 30, 2011, from $1.2 billion for the three months ended June 30, 2010.
In addition, during the three months ended June 30, 2011, we recorded $466,000 million related to reimbursement of expenses incurred by our advisor in performing property and asset management services, compared to $341,000 for the three months ended June 30, 2010. The increase was primarily due to expenses incurred by our advisor related to management of 273 rental income-producing properties acquired subsequent to June 30, 2010.
Acquisition Related Expenses. Acquisition related expenses increased $3.0 million, or 27%, to $14.1 million for the three months ended June 30, 2011, compared to $11.1 million for the three months ended June 30, 2010. The increase is due to the recording of acquisition related expenses incurred in connection with the purchase of 69 commercial properties, for an aggregate purchase price of $501.1 million, during the three months ended June 30, 2011, compared to 76 commercial properties, for an aggregate purchase price of $397.0 million, during the three months ended June 30, 2010. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We also reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan, other than for personnel costs for which our advisor receives acquisition fees.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $16.5 million, or 236%, to $23.5 million for the three months ended June 30, 2011, compared to $7.0 million for the three months ended June 30, 2010. The increase was primarily due to an increase in the average invested assets to $3.6 billion for the three months ended June 30, 2011, from $1.2 billion for the three months ended June 30, 2010.
Equity in Income (Loss) of Unconsolidated Joint Ventures. We recorded income of $470,000 for the three months ended June 30, 2011, which represented our share of the Unconsolidated Joint Ventures’ net income. During the three months ended June 30, 2010, we recorded our share of one of the Unconsolidated Joint Ventures’ net loss of $516,000. The net loss was primarily due to acquisition related expenses.
Interest and Other Income. Interest and other income decreased $284,000, or 66%, to $145,000 for the three months ended June 30, 2011, compared to $429,000 for the three months ended June 30, 2010. The decrease was primarily due to lower average uninvested cash of $212.6 million during the three months ended June 30, 2011, as compared to $389.6 million during the three months ended June 30, 2010, as a result of acquiring 273 rental income-producing properties subsequent to June 30, 2010.
Interest Expense. Interest expense increased $14.9 million, or 324%, to $19.5 million for the three months ended June 30, 2011, compared to $4.6 million during the three months ended June 30, 2010. The increase was primarily due to an increase in the average aggregate amount of notes payable outstanding to $1.4 billion during the three months ended June 30, 2011, from $261.6 million for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Revenue. Revenue increased $109.0 million, or 247%, to $153.2 million for the six months ended June 30, 2011, compared to $44.2 million for the six months ended June 30, 2010. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 92% and 93% of total revenues during the six months ended June 30, 2011 and 2010, respectively.
Rental and other property income increased $99.8 million, or 244%, to $140.7 million for the six months ended June 30, 2011, compared to $40.9 million for the six months ended June 30, 2010. The increase was primarily due to the acquisition of 273 rental income-producing properties subsequent to June 30, 2010. We also pay certain operating expenses subject to reimbursement by the tenant, which resulted in $9.7 million of tenant reimbursement income during the six months ended June 30, 2011, compared to $2.4 million during the six months ended June 30, 2010. In addition, interest income on mortgage notes receivable increased $1.8 million, or 200%, to $2.7 million for the six months ended June 30, 2011, compared to $900,000 for the six months ended June 30, 2010 as we acquired the mortgage notes receivable on April 30, 2010.
General and Administrative Expenses. General and administrative expenses increased $1.4 million, or 52%, to $4.1 million for the six months ended June 30, 2011, compared to $2.7 million for the six months ended June 30, 2010. The increase was primarily due to increased accounting and trustee fees as a result of acquiring 273 rental income-producing properties subsequent to June 30, 2010 and an increase in the number of stockholders of record. The primary general and administrative expense items were trustee fees, accounting fees, operating expenses reimbursable to our advisor, state franchise and income taxes and legal fees.
Property Operating Expenses. Property operating expenses increased $8.2 million, or 328%, to $10.7 million for the six months ended June 30, 2011, compared to $2.5 million for the six months ended June 30, 2010. The increase was primarily due to increased property taxes, repairs and maintenance and insurance expenses relating to the acquisition of 273 rental income-producing properties subsequent to June 30, 2010. The primary property operating expense items are property taxes, repairs and maintenance and insurance.
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
Property and asset management expenses increased $9.1 million, or 233%, to $13.0 million for the six months ended June 30, 2011, compared to $3.9 million for the six months ended June 30, 2010. Property management fees increased $2.6 million, or 325%, to $3.5 million for the six months ended June 30, 2011 from $864,000 for the six months ended June 30, 2010. The increase in property management fees was primarily due to an increase in rental and other property income to $140.7 million for the six months ended June 30, 2011, from $40.9 million for the six months ended June 30, 2010, related to revenues from the 273 properties, including 21 multi-tenant properties, acquired subsequent to June 30, 2010.
Asset management fees increased $6.1 million, or 254%, to $8.5 million for the six months ended June 30, 2011, from $2.4 million for the six months ended June 30, 2010. The increase in asset management fees was primarily due to an increase in the average invested assets to $3.5 billion for the six months ended June 30, 2011, from $1.1 billion for the six months ended June 30, 2010.
In addition, during the six months ended June 30, 2011, we recorded $1.1 related to reimbursement of expenses incurred by our advisor in performing property and asset management services, compared to $672,000 for the six months ended June 30, 2010. The increase was primarily due to expenses incurred by our advisor related to management of 273 rental income-producing properties acquired subsequent to June 30, 2010.

Acquisition Related Expenses. Acquisition related expenses increased $4.8 million, or 27%, to $22.7 million for the six months ended June 30, 2011, compared to $17.9 million for the six months ended June 30, 2010. The increase is due to the recording of acquisition related expenses incurred in connection with the purchase of 92 commercial properties, for an aggregate purchase price of $831.0 million, during the six months ended June 30, 2011, compared to 133 commercial properties, for an aggregate purchase price of $656.9 million, during the six months ended June 30, 2010. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We also reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan, other than for personnel costs for which our advisor receives acquisition fees.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $32.0 million, or 269%, to $43.9 million for the six months ended June 30, 2011, compared to $11.9 million for the six months ended June 30, 2010. The increase was primarily due to an increase in the average invested assets to $3.5 billion for the six months ended June 30, 2011, from $1.1 billion for the six months ended June 30, 2010.
Equity in Income (Loss) of Unconsolidated Joint Ventures. We recorded income of $777,000 for the six months ended June 30, 2011 which represented our share of the Unconsolidated Joint Ventures’ net income. During the six months ended June 30, 2010, we recorded our share of one of the Unconsolidated Joint Ventures’ net loss of $516,000. The net loss was primarily due to acquisition related expenses.
Interest and Other Income. Interest and other income decreased $547,000, or 71%, to $222,000 for the six months ended June 30, 2011, compared to $769,000 for the six months ended June 30, 2010. The decrease was primarily due to lower average uninvested cash of $213.4 million during the six months ended June 30, 2011, as compared to $354.4 million during the six months ended June 30, 2010, as a result of acquiring 273 rental income-producing properties subsequent to June 30, 2010.
Interest Expense. Interest expense increased $27.4 million, or 375%, to $34.7 million for the six months ended June 30, 2011, compared to $7.3 million during the six months ended June 30, 2010. The increase was primarily due to an increase in the average aggregate amount of notes payable outstanding to $1.3 billion during the six months ended June 30, 2011, from $244.5 million for the six months ended June 30, 2010.
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
Our calculation of FFO and MFFO, and reconciliation to net income (loss), which is the most directly comparable GAAP financial measure, is presented in the table below for the three and six months ended June 30, 2011 and 2010 (in thousands). FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$10,480	$(1,603)	$24,740	$(1,767)
Depreciation of real estate assets	15,774	4,371	29,437	7,281
Amortization of lease related costs	7,732	2,653	14,465	4,592
Depreciation and amortization of real estate assets in unconsolidated joint ventures	491	28	829	28

Funds from operations (FFO)	34,477	5,449	69,471	10,134
Acquisition related expenses	14,128	11,083	22,721	17,929
Acquisition related expenses in unconsolidated joint ventures	—	738	—	738

Modified funds from operations (MFFO)	$48,605	$17,270	$92,192	$28,801

Set forth below is additional information that may be helpful in assessing our operating results:
•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $6.1 million and $11.1 million during the three and six months ended June 30, 2011, respectively, and $1.7 million and $2.8 million during the three and six months ended June 30, 2010, respectively. In addition, related to the Unconsolidated Joint Ventures, straight-line revenue of $8,000 and $12,000 for the three and six months ended June 30, 2011, respectively, and $1,000 for each of the three and six months ended June 30, 2010 is included in equity in income (loss) of unconsolidated joint ventures on the consolidated statements of operations.
•	Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $1.7 million and $3.0 million during the three and six months ended June 30, 2011, respectively, and $555,000 and $911,000 during the three and six months ended June 30, 2010, respectively. In addition, related to the Unconsolidated Joint Ventures, amortization of deferred financing costs of $16,000 and $27,000 for the three and six months ended June 30, 2011, respectively, and $2,000 for each of the three and six months ended June 30, 2010 is included in equity in income (loss) of unconsolidated joint ventures on the consolidated statements of operations.

Distributions
In March 2011, the Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001781016 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on April 1, 2011 and ending on June 30, 2011. In May 2011, the Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001781016 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on July 1, 2011 and ending on September 30, 2011.
During the six months ended June 30, 2011 and 2010, respectively, we paid distributions of $87.8 million and $41.7 million, including $49.6 million and $24.3 million, respectively, through the issuance of shares pursuant to our DRIP. The distributions paid during the six months ended June 30, 2011 were funded by net cash provided by operating activities of $62.5 million, proceeds from the issuance of common stock of $22.7 million, return of capital from the Unconsolidated Joint Ventures of $452,000 and borrowings of $2.1 million. The distributions paid during the six months ended June 30, 2010 were funded by net cash provided by operating activities of $13.2 million, proceeds from the issuance of common stock of $17.9 million and borrowings of $10.6 million. Net cash provided by operating activities for the six months ended June 30, 2011 and 2010, reflects a reduction for real estate acquisition related expenses incurred and expensed of $22.7 million and $17.9 million, respectively, in accordance with ASC 805, Business Combinations. As set forth in the “Estimated Use of Proceeds” section of the prospectuses for the Offerings, we treat our real estate acquisition expenses as funded by proceeds from the offering of our shares. Therefore, for consistency, proceeds from the issuance of common stock for the six months ended June 30, 2011 and 2010, respectively, have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities.
Share Redemptions
Our share redemption program provides that we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve months prior to the redemption date; provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the Trailing Twelve-month Cap. In addition, all redemptions, including those upon death or qualifying disability, are limited to those that can be funded with cumulative net proceeds from the sale of shares through our DRIP. During the six months ended June 30, 2011, we received valid redemption requests relating to approximately 2.0 million shares, which we redeemed in full for $19.6 million (an average of $9.67 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Follow-on Offering. We have funded and intend to continue funding share redemptions with proceeds of our DRIP. Subsequent to June 30, 2011, we redeemed approximately 1.3 million shares for a total of $12.2 million, or an average price per share of $9.69.
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
Liquidity and Capital Resources
As of June 30, 2011, we had cash and cash equivalents of $316.8 million and available borrowings of $442.1 million under our Credit Facility. Additionally, as of June 30, 2011, we had unencumbered properties with a gross book value of $1.0 billion, including $714.5 million of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods, subject to certain covenants and leverage and borrowing base restrictions related to our Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under our Credit Facility.

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest and principal on current and any future indebtedness. In addition, as of June 30, 2011, we had entered into agreements of purchase and sale to acquire ten retail properties for an aggregate purchase price of $220.4 million, as discussed in Note 9 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q. We expect to meet our short-term liquidity requirements through cash provided by property operations and proceeds from the Follow-on Offering. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organization costs associated with the Offerings are initially paid by our advisor, which will be reimbursed for such costs up to 1.5% of the aggregate gross capital raised by us in the Offerings. As of June 30, 2011, we recorded $35.6 million of such offering and organization costs.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any future indebtedness. Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses and debt maturities from our cash flow from operations, and we expect to meet cash needs for acquisitions and debt maturities from the net proceeds from the Follow-on Offering and from secured or unsecured borrowings on our current unencumbered properties and future properties, refinancing of current debt and borrowings on our Credit Facility. We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds of the Follow-on Offering, cash advanced to us by our advisor, borrowing on the Credit Facility and/or future borrowings on our unencumbered assets. During the six months ended June 30, 2011, we funded distributions to our stockholders with cash flows from operations, offering proceeds and debt financings as discussed above in the section captioned “Distributions.” The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios, and leverage ratios. These covenants may limit our ability to incur additional debt and make borrowings on the Credit Facility.
As of June 30, 2011, we had received and accepted subscriptions for approximately 309.4 million shares of common stock in the Offerings for gross proceeds of $3.1 billion. As of June 30, 2011, we had redeemed a total of approximately 3.3 million shares of common stock for a cost of $31.5 million, or an average price per share of $9.68.
As of June 30, 2011, we and the Consolidated Joint Ventures had $1.6 billion of debt outstanding. See Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Additionally, the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, as of June 30, 2011, was 42% and the weighted average years to maturity was 6.4 years.
Our contractual obligations as of June 30, 2011, were as follows (in thousands):

	Payments due by period (1) (2) (3)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years (7)
Principal payments — fixed rate debt(4)	$1,347,017	$4,074	$152,622	$359,721	$830,600
Interest payments — fixed rate debt	515,262	72,557	207,198	101,565	133,942
Principal payments — variable rate debt	91,500	—	625	90,875	—
Interest payments — variable rate debt(5)	13,955	2,901	8,688	2,366	—
Principal payments — credit facility	200,000	—	200,000	—	—
Interest payments — credit facility(6)	20,643	6,900	13,743	—	—

Total	$2,188,377	$86,432	$582,876	$554,527	$964,542

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	As of June 30, 2011, we had $573.9 million of variable rate debt fixed through the use of interest rate swaps. We used the fixed rates under the swap agreement to calculate the debt payment obligations in future periods.

(3)	The table above does not include loan amounts associated with the Unconsolidated Joint Ventures of $46.0 million, which mature on various dates ranging from July 2020 to July 2021, as the loans are non-recourse to us.

(4)	Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties and our Consolidated Joint Ventures. As of June 30, 2011, the fair value adjustment, net of amortization, of mortgage notes assumed was $1.1 million.

(5)	Rates ranging from 2.94% to 3.19% were used to calculate the variable debt payment obligations in future periods. These were the rates effective as of June 30, 2011.

(6)	Payment obligations for the Term Loan outstanding under the Credit Facility based on interest rate of 3.25% in effect as of June 30, 2011.

(7)	Assumes the Company accepts the interest rates that one lender may reset on September 1, 2013 and February 1, 2015, respectively, related to mortgage notes payable of $30.0 million and $32.0 million, respectively.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 75% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.
As of June 30, 2011, we had entered into agreements of purchase and sale, with unaffiliated third-party sellers, to purchase a 100% interest in ten retail properties, subject to meeting certain criteria, for an aggregate purchase price of $220.4 million, exclusive of closing costs. As of June 30, 2011, we had $6.5 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $323,000 will be forfeited if the transactions are not completed. As of August 10, 2011, we had purchased 16 of these properties for $130.9 million, exclusive of closing costs, and no escrow deposits were forfeited.
In addition, we will be obligated to purchase a property from the Marana Joint Venture for an expected purchase price of $7.7 million, subject to certain criteria being met, including the completion of the building.
Cash Flow Analysis
Operating Activities. During the six months ended June 30, 2011, net cash provided by operating activities increased $49.3 million to $62.5 million, compared to $13.2 for the six months ended June 30, 2010. The change was primarily due to a increase in net income of $26.8 million and depreciation and amortization expenses totaling $32.5 million, partially offset by an increase in the change in rents and tenant receivables of $10.4 million and a decrease in the change in deferred rent and other liabilities of $3.7 million for the six months ended June 30, 2011. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $98.4 million to $841.3 million for the six months ended June 30, 2011 compared to $742.9 million for the six months ended June 30, 2010. The increase was primarily due to the acquisition of 92 properties for an aggregate purchase price of $831.0 million during the six months ended June 30, 2011, compared to the acquisition of 133 properties and mortgage assets for an aggregate purchase price of $732.0 million during the six months ended June 30, 2010.
Financing Activities. Net cash provided by financing activities increased $104.5 million to $985.6 million for the six months ended June 30, 2011, compared to $881.1 million for the six months ended June 30, 2010. The change was primarily due to an increase in proceeds from mortgage notes payable of $420.8 million, partially offset by a decrease in the issuance of common stock of $219.3 million and an increase in repayment of notes payable of $74.9 million and distributions to investors of $20.8 million.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:
•	Investment in and Valuation of Real Estate and Related Assets;

•	Allocation of Purchase Price of Real Estate and Related Assets;

•	Revenue Recognition;

•	Investment in Unconsolidated Joint Ventures;

•	Investment in Mortgage Notes Receivable;

•	Income Taxes; and

•	Derivative Instruments and Hedging Activities.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2010, and our critical accounting policies have not changed during the six months ended June 30, 2011. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2010, and related notes thereto.
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

Subsequent Events
Certain events occurred subsequent to June 30, 2011 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 13 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation. Such events are:
•	Status of the Offerings;

•	Real estate acquisitions; and

•	Notes payable and credit facility
New Accounting Pronouncements
There are no accounting pronouncements that have been issued but not yet adopted by us that will have a material impact on our consolidated financial statements.
Off Balance Sheet Arrangements
As of June 30, 2011 and December 31, 2010, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2011, we and a consolidated joint venture had $91.5 million of variable rate debt and therefore we are exposed to interest rate changes in LIBOR. As of June 30, 2011, a change of 50 basis points in interest rates would result in a change in interest expense of $458,000 per annum, assuming all of our derivatives remain effective hedges. In the future we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings.
As of June 30, 2011, we had 61 interest rate swap agreements outstanding, which mature on various dates from August 2012 through April 2021, with an aggregate notional amount under the swap agreements of $573.9 million and an aggregate net fair value of $(13.1) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2011, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of $12.1 million.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2011, were effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2011, we had issued approximately 309.4 million shares in the Offerings for gross proceeds of $3.1 billion, out of which we paid $262.3 million in selling commissions and dealer manager fees and $35.6 million in organization and offering costs to our advisor or its affiliates. With the net offering proceeds, we and the Consolidated Joint Ventures acquired $3.8 billion in real estate and related assets and an interest in the Unconsolidated Joint Venture of $23.8 million and paid costs of $99.8 million in acquisition related expenses. As of August 10, 2011, we have sold approximately 321.3 million shares in the Offerings for gross offering proceeds of $3.2 billion.
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
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended June 30, 2011, we redeemed shares as follows:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part	Shares that May Yet Be
	of Shares	Average Price	of Publicly Announced	Purchased Under the
	Redeemed	Paid per Share	Plans or Programs	Plans or Programs
April 2011	—	$—	—	(1)
May 2011	1,236,278	$9.66	1,236,278	(1)
June 2011	—	$—	—	(1)

Total	1,236,278		1,236,278	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2011 that would require a response to this item.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
No events occurred during the three months ended June 30, 2011 that would require a response to this item.

Item 6.	Exhibits
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
Date: August 12, 2011

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.		Description

3.1		Third Articles of Amendment and Restatement of Cole Credit Property Trust III, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-149290), filed on September 29, 2008).
3.2		Amended and Restated Bylaws of Cole Credit Property Trust III, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-149290), filed on May 7, 2008).
3.3		Articles of Amendment (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 333-149290) filed on April 9, 2010).
3.4		Second Articles of Amendment of Cole Credit Property Trust III, Inc. (Incorporated by reference to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed July 22, 2011).
4.1		Form of Subscription Agreement and Subscription Agreement Signature Page (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed July 22, 2011).
4.2		Form of Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed July 22, 2011).
4.3		Form of Alternative Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed July 22, 2011).
4.4		Form of Alternative Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed July 22, 2011).
4.5		Form of Alternative Subscription Agreement (Incorporated by reference to Exhibit 4.5 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed April 22, 2011).
4.6		Form of Alternative Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.6 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed April 22, 2011).
10.1		Credit Agreement dated June 27, 2011 by and between Cole REIT III Operating Partnership, LP as Borrower and Bank of America, National Association as Administrative Agent, Swing Line Lender and LIC Issuer, JP Morgan Chase Bank, National Association as Syndication Agent, U.S. Bank National Association, Wells Fargo Bank, National Association and Regions Bank as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC as Joint Lead Arrangers and Joint Book Managers (Incorporated by reference to Exhibit 10.66 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed July 22, 2011).
31.1	*	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	***	XBRL Instance Document.
101.SCH	***	XBRL Taxonomy Extension Schema Document.
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.