Form 10-Q
period 2011-09-30
Cole Credit Property Trust III, Inc.
filed 2011-11-14
CIK 1425923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-53960
COLE CREDIT PROPERTY TRUST III, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	26-1846406 (I.R.S. Employer Identification Number)

2555 East Camelback Road, Suite 400 Phoenix, Arizona, 85016 (Address of principal executive offices; zip code)	(602)778-8700 (Registrant’s telephone number, including area code)
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
Yes ☐ No ☑
As of November 10, 2011, there were 359,059,103 shares of common stock, par value $0.01, of Cole Credit Property Trust III, Inc. outstanding.

COLE CREDIT PROPERTY TRUST III, INC.
INDEX

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and during the three and nine months ended September 30, 2011, have been prepared by Cole Credit Property Trust III, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations during the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
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

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands except share and per share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Investment in real estate and related assets:
Land	$1,088,711	$722,698
Buildings and improvements, less accumulated depreciation of $77,609 and $28,898, respectively	3,020,082	1,850,690
Acquired intangible lease assets, less accumulated amortization of $48,454 and $19,004, respectively	626,275	414,319

Total investment in real estate assets, net	4,735,068	2,987,707
Investment in mortgage notes receivable, net	64,618	63,933
Investment in marketable securities, net	24,506	—

Total investment in real estate, marketable securities and mortgage assets, net	4,824,192	3,051,640
Cash and cash equivalents	117,120	109,942
Restricted cash	16,220	12,123
Investment in unconsolidated joint ventures	22,080	14,966
Rents and tenant receivables, less allowance for doubtful accounts of $160 and $89, respectively	49,645	24,581
Prepaid expenses, mortgage loan deposits and other assets	5,709	3,323
Deferred financing costs, less accumulated amortization of $8,434 and $2,918, respectively	46,943	27,083

Total assets	$5,081,909	$3,243,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility	$2,148,518	$1,061,207
Accounts payable and accrued expenses	32,114	15,744
Escrowed investor proceeds	1,548	448
Due to affiliates	3,958	804
Acquired below market lease intangibles, less accumulated amortization of $7,164 and $3,066, respectively	91,066	66,815
Distributions payable	17,752	14,448
Derivative liabilities, deferred rent and other liabilities	45,923	21,142

Total liabilities	2,340,879	1,180,608

Commitments and contingencies
Redeemable common stock	112,348	65,898

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 990,000,000 shares authorized, 338,884,823 and 248,070,364 shares issued and outstanding, respectively	3,388	2,481
Capital in excess of par value	2,931,323	2,164,528
Accumulated distributions in excess of earnings	(279,021)	(163,040)
Accumulated other comprehensive loss	(27,655)	(7,188)

Total stockholders’ equity	2,628,035	1,996,781
Noncontrolling interests	647	371

Total equity	2,628,682	1,997,152

Total liabilities and equity	$5,081,909	$3,243,658

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental and other property income	$88,990	$38,881	$229,710	$79,814
Tenant reimbursement income	7,279	2,177	17,010	4,538
Interest income on mortgage notes receivable	1,384	1,361	4,088	2,262
Interest income on marketable securities	13	—	13	—

Total revenue	97,666	42,419	250,821	86,614

Expenses:
General and administrative expenses	3,123	1,546	7,213	4,202
Property operating expenses	7,776	2,430	18,515	4,968
Property and asset management expenses	8,052	3,461	21,065	7,384
Acquisition related expenses	24,480	16,203	47,201	34,131
Depreciation	19,318	7,664	48,755	14,945
Amortization	9,631	3,923	24,096	8,514

Total operating expenses	72,380	35,227	166,845	74,144

Operating income	25,286	7,192	83,976	12,470

Other income (expense):
Equity in income (loss) of unconsolidated joint ventures	354	213	1,131	(303)
Interest and other income	74	284	296	1,053
Interest expense	(24,432)	(7,697)	(59,082)	(14,994)

Total other expense	(24,004)	(7,200)	(57,655)	(14,244)

Net income (loss)	1,282	(8)	26,321	(1,774)

Net income allocated to noncontrolling interests	11	—	310	—

Net income (loss) attributable to the Company	$1,271	$(8)	$26,011	$(1,774)

Weighted average number of common shares outstanding:
Basic and diluted	320,524,336	196,134,561	291,885,880	155,417,335

Net income (loss) attributable to the Company per common share:
Basic and diluted	$0.00	$(0.00)	$0.09	$(0.01)

Distributions declared per common share:	$0.16	$0.18	$0.49	$0.52

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

				Accumulated	Accumulated
	Common Stock		Capital in	Distributions	Other	Total	Non-
	Number of	Par	Excess	in Excess of	Comprehensive	Stockholders’	controlling	Total
	Shares	Value	of Par Value	Earnings	Loss	Equity	Interests	Equity
Balance, January 1, 2011	248,070,364	$2,481	$2,164,528	$(163,040)	$(7,188)	$1,996,781	$371	$1,997,152
Issuance of common stock	94,108,456	940	934,823	—	—	935,763	—	935,763
Distributions to noncontrolling interests	—	—	—	—	—	—	(34)	(34)
Distributions to investors	—	—	—	(141,992)	—	(141,992)	—	(141,992)
Commissions on stock sales and related dealer manager fees	—	—	(76,137)	—	—	(76,137)	—	(76,137)
Other offering costs	—	—	(12,879)	—	—	(12,879)	—	(12,879)
Redemptions of common stock	(3,293,997)	(33)	(31,855)	—	—	(31,888)	—	(31,888)
Redeemable common stock	—	—	(46,450)	—	—	(46,450)	—	(46,450)
Purchase of investment from noncontrolling interest	—	—	(707)	—	—	(707)	—	(707)
Comprehensive income:
Allocation of net income	—	—	—	26,011	—	26,011	310	26,321
Unrealized loss on marketable securities	—	—	—	—	(1,082)	(1,082)	—	(1,082)
Unrealized loss on interest rate swaps	—	—	—	—	(19,385)	(19,385)	—	(19,385)

Total comprehensive income	—	—	—	—	—	5,544	310	5,854

Balance, September 30, 2011	338,884,823	$3,388	$2,931,323	$(279,021)	$(27,655)	$2,628,035	$647	$2,628,682

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$26,321	$(1,774)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	48,755	14,945
Amortization of intangible lease assets and below market lease intangibles, net	25,411	8,514
Amortization of deferred financing costs	5,516	1,728
Amortization of fair value adjustments of mortgage notes payable assumed	64	36
Net accretion of discount on marketable securities	(3)	—
Net accretion on mortgage notes receivable	(760)	(397)
Bad debt expense	147	78
Equity in (income) loss of unconsolidated joint ventures	(1,131)	303
Return on investment from unconsolidated joint ventures	1,131	497
Changes in assets and liabilities:
Rents and tenant receivables	(25,211)	(13,234)
Prepaid expenses and other assets	(1,994)	(1,434)
Accounts payable and accrued expenses	10,817	6,021
Deferred rent and other liabilities	5,537	6,573
Due to affiliates	2,509	163

Net cash provided by operating activities	97,109	22,019

Cash flows from investing activities:
Investment in real estate, marketable securities and mortgage assets	(1,813,152)	(1,391,513)
Investment in unconsolidated joint ventures	(7,725)	(16,126)
Return of investment from unconsolidated joint ventures	611	—
Principal repayments from mortgage notes receivable	75	—
Payment of property escrow deposits	(37,375)	(40,153)
Refund of property escrow deposits	37,144	30,150
Change in restricted cash	(4,097)	(6,898)

Net cash used in investing activities	(1,824,519)	(1,424,540)

Cash flows from financing activities:
Proceeds from issuance of common stock	857,425	1,132,591
Offering costs on issuance of common stock	(88,371)	(109,996)
Redemptions of common stock	(31,888)	(7,930)
Distributions to investors	(60,350)	(30,972)
Proceeds from notes payable and credit facilities	1,158,188	530,375
Repayment of notes payable and credit facilities	(75,804)	(730)
Payment of loan deposits	(5,238)	(13,356)
Refund of loan deposits	4,936	13,157
Change in escrowed investor proceeds liability	1,100	(164)
Deferred financing costs paid	(25,376)	(15,234)
Distributions to noncontrolling interests	(34)	—

Net cash provided by financing activities	1,734,588	1,497,741

Net increase in cash and cash equivalents	7,178	95,220
Cash and cash equivalents, beginning of period	109,942	278,717

Cash and cash equivalents, end of period	$117,120	$373,937

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2011
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust III, Inc. (the “Company”) is a Maryland corporation that was formed on January 22, 2008 (Date of Inception), which has elected to be taxed, and currently qualifies as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole REIT III Operating Partnership, LP (“CCPT III OP”), a Delaware limited partnership. The Company is the sole general partner of, and owns a 99.99% partnership interest in, CCPT III OP. Cole REIT Advisors III, LLC (“CR III Advisors”), the affiliate advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of CCPT III OP.
As of September 30, 2011, the Company owned 632 properties, comprising 29.8 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states. As of September 30, 2011, the rentable space at these properties was 99% leased. As of September 30, 2011, the Company also owned two mortgage notes receivable secured by two office buildings, each of which is subject to a net lease, and one commercial mortgage-backed securities (“CMBS”) bond. In addition, through four joint venture arrangements, as of September 30, 2011, the Company had interests in eight properties comprising 1.1 million gross rentable square feet of commercial space and a land parcel under development comprising 139,000 square feet of land.
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
On September 22, 2010, the registration statement for a follow-on offering of 275.0 million shares of the Company’s common stock was declared effective by the SEC (the “Follow-on Offering,” and collectively with the Initial Offering, the “Offerings”). Of the shares registered in the Follow-on Offering, the Company is offering up to 250.0 million shares in a primary offering at a price of $10.00 per share and up to 25.0 million shares under an amended and restated DRIP, under which its stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share during the Follow-on Offering and until such time as the Company’s board of directors has determined a reasonable estimate of the value of the shares of common stock, at which time the shares of common stock will be offered under the DRIP at a purchase price equal to the most recently disclosed per share value. The Company commenced sales of its common stock pursuant to the Follow-on Offering after the termination of the Initial Offering on October 1, 2010. As of September 30, 2011, the Company had issued approximately 125.9 million shares of its common stock in the Follow-on Offering, including approximately 115.3 million shares issued in the primary offering and approximately 10.6 million shares issued pursuant to the Company’s DRIP. The Company had aggregate gross proceeds from the Offerings of $3.4 billion (including shares issued pursuant to the Company’s DRIP) as of September 30, 2011, before share redemptions of $43.8 million and offering costs, selling commissions, and dealer manager fees of $330.0 million.
The Company’s board of directors has approved closing the primary offering in early 2012. The Company currently expects to stop selling shares of its common stock in the primary offering on or about February 29, 2012. The Company intends to continue to sell shares of its common stock in the Follow-on Offering pursuant to the Company’s DRIP following the termination of the primary offering.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
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
The condensed consolidated unaudited financial statements include the accounts of the Company, its wholly-owned subsidiaries and consolidated joint venture arrangements in which the Company has controlling financial interests. The portion of the consolidated joint venture arrangements not owned by the Company is presented as noncontrolling interests as of and during the period consolidated. All intercompany balances and transactions have been eliminated in consolidation.
The Company is required to continually evaluate its variable interest entity (“VIE”) relationships and consolidate investments in these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.
A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, its form of ownership interest, its representation on the entity’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity.
The Company evaluates the need to consolidate joint ventures based on standards set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company is the primary beneficiary. As of September 30, 2011, the Company consolidated the accounts of two joint ventures (the “Consolidated Joint Ventures”).
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
Assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s assets by class are generally as follows:

Building and improvements	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted operating cash flows expected from the Company’s use of the assets and the eventual disposition of such assets. In the event that such expected undiscounted operating cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets and liabilities to their respective fair values and recognize an impairment loss. No impairment losses were recorded during the three and nine months ended September 30, 2011 and 2010.
Projections of expected future cash flows require the Company to use estimates such as future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related intangible assets.
When a property is identified as held for sale, the Company will cease depreciation and amortization of the asset and liabilities related to the property and estimate the sales price, net of selling costs. If, in the Company’s opinion, the expected net sales price of the property is less than the carrying value of the property, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2011 or December 31, 2010.
Allocation of Purchase Price of Real Estate and Related Assets
Upon the acquisition of real properties, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities, respectively. Above market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.
The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income, which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different determination of the Company’s purchase price allocations, which could impact the Company’s results of operations.
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
Restricted Cash and Escrows
Included in restricted cash was $13.5 million and $9.6 million as of September 30, 2011 and December 31, 2010, respectively, held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. In addition, the Company had escrowed investor proceeds for which shares of common stock had not been issued of $1.5 million and $448,000 in restricted cash as of September 30, 2011 and December 31, 2010, respectively. Also included in restricted cash was $1.2 million and $2.1 million held by lenders in a lockbox account, as of September 30, 2011 and December 31, 2010, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company.
Investment in Marketable Securities
Investments in marketable securities consist of investments in CMBS. ASC 320, Investments- Debt and Equity Securities, requires the Company to classify its investments in real estate securities as “trading,” “available-for-sale” or “held-to-maturity.” The Company classifies its investments as available-for-sale as the Company intends to hold its investments until maturity, however the Company may sell them prior to their maturity. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on estimated quoted market prices from third party trading desks, where available. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.
The Company monitors its available-for-sale securities for impairments. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings. The analysis of determining whether the impairment of a security is deemed to be other-than-temporary requires significant judgments and assumptions. The use of alternative judgments and assumptions could result in a different conclusion.
Amortization and accretion of premiums and discounts on securities available-for-sale are recognized in interest income on marketable securities over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.
Investment in Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures as of September 30, 2011 consists of the Company’s interest in two joint ventures that own seven multi-tenant properties (the “Unconsolidated Joint Ventures”). Consolidation of these investments is not required as the entities do not qualify as VIEs and do not meet the control requirements for consolidation, as defined in ASC 810. Both the Company and the respective joint venture partner must approve decisions about the respective entity’s activities that significantly influence the economic performance of the entity. As of September 30, 2011, the Unconsolidated Joint Ventures held total assets of $72.6 million and non-recourse mortgage notes payable of $45.9 million.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
The Company accounts for the Unconsolidated Joint Ventures using the equity method of accounting per guidance established under ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions. The Company evaluates the carrying amount of the investments for impairment in accordance with ASC 323. Each of the Unconsolidated Joint Ventures is evaluated for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in a joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. No impairment losses were recorded related to the Unconsolidated Joint Ventures for the three and nine months ended September 30, 2011 and 2010.
Concentration of Credit Risk
As of September 30, 2011, the Company had cash on deposit, including restricted cash, in ten financial institutions, seven of which had deposits in excess of current federally insured levels totaling $34.9 million; however the Company has not experienced any losses in such accounts. The Company limits investment of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of September 30, 2011, no single tenant accounted for greater than 10% of the Company’s 2011 gross annualized rental revenues. As of September 30, 2011, tenants in the specialty retail, drugstore and grocery industries comprised 16%, 12% and 10%, respectively, of 2011 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of September 30, 2011, 115 of the Company’s properties were located in Texas and 27 properties were located in Arizona, accounting for 17% and 10%, respectively, of the Company’s 2011 gross annualized rental revenues.
Redeemable Common Stock
The Company’s share redemption program provides that the Company will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve months prior to the redemption date (the “Trailing Twelve-month Cap”); provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the Trailing Twelve-month Cap. In addition, all redemptions, including those upon death or qualifying disability, are limited to those that can be funded with cumulative net proceeds from the sale of shares through the Company’s DRIP. As of September 30, 2011 and December 31, 2010, the Company had issued approximately 16.4 million and approximately 8.2 million shares of common stock under the Company’s DRIP, respectively, for cumulative proceeds of $156.1 million and $77.8 million, respectively, which are recorded as redeemable common stock, net of redemptions, in the respective condensed consolidated unaudited balance sheets. As of September 30, 2011 and December 31, 2010, the Company had redeemed approximately 4.5 million and approximately 1.2 million shares of common stock, respectively, for an aggregate price of $43.8 million and $11.9 million, respectively. Redeemable common stock is recorded at the greater of the carrying amount or redemption value each reporting period. Changes in the value from period to period are recorded as an adjustment to capital in excess of par value.
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
September 30, 2011
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
Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e. interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
Level 3 — Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents, restricted cash, rents and tenant receivables, prepaid expenses and mortgage loan deposits, accounts payable and accrued expenses and other assets and liabilities— The Company considers the carrying values of these financial instruments, assets and liabilities to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Mortgage notes receivable — The fair value is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. The estimated fair value of these notes was $71.0 million and $64.0 million as of September 30, 2011 and December 31, 2010, respectively, as compared to the carrying values of $64.6 million and $63.9 million as of September 30, 2011 and December 31, 2010, respectively.
Notes payable and credit facility — The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of September 30, 2011 and December 31, 2010. The estimated fair value of the notes payable and credit facility was $2.2 billion and $1.0 billion as of September 30, 2011 and December 31, 2010, respectively, as compared to the carrying value of $2.1 billion and $1.1 billion as of September 30, 2011 and December 31, 2010, respectively.
Marketable securities — The Company’s marketable securities are carried at fair value and are valued using Level 3 inputs. The Company primarily uses estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such bonds, where available, for similar CMBS tranches that actively participate in the CMBS market, which may be adjusted for industry benchmarks, such as CMBX Index, where applicable. Market conditions, such as interest rates, liquidity, trading activity and credit spreads may cause significant variability to the received quotes. If the Company is unable to obtain quotes from third parties or if the Company believes the quotes received are inaccurate, the Company would estimate fair value using internal models that primarily consider the CMBX Index, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to estimate fair value, could result in a significant increase or decrease in the recorded amount of the securities. As of September 30, 2011, no marketable securities were valued using internal models. As of December 31, 2010, the Company did not own any marketable securities. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in alternative valuations. If there continues to be significant disruptions to the financial markets, the Company’s estimates of fair value may have significant volatility.
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

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$24,506	$—	$—	$24,506

Liabilities:
Interest rate swaps	$(26,573)	$—	$(26,573)	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swap	$141	$—	$141	$—

Liabilities:
Interest rate swaps	$(7,329)	$—	$(7,329)	$—

NOTE 4 — REAL ESTATE ACQUISITIONS
2011 Property Acquisitions
During the nine months ended September 30, 2011, the Company acquired a 100% interest in 184 commercial properties for an aggregate purchase price of $1.8 billion (the “2011 Acquisitions”). The Company purchased the 2011 Acquisitions with net proceeds from the Offerings and through the issuance of mortgage notes. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

September 30, 2011
Land	$366,134
Building and improvements	1,219,257
Acquired in-place leases	191,521
Acquired above-market leases	49,776
Acquired below-market leases	(28,421)
Fair value adjustment of assumed notes payable	438

Total purchase price	$1,798,705

The Company recorded revenue for the three and nine months ended September 30, 2011 of $27.4 million and $41.5 million, respectively, and a net loss for the three and nine months ended September 30, 2011 of $11.0 million and $24.7 million, respectively, related to the 2011 Acquisitions. The Company expensed $24.5 million and $47.2 million of acquisition costs for the three and nine months ended September 30, 2011, respectively.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
The following information summarizes selected financial information of the Company, as if all of the 2011 Acquisitions were completed on January 1, 2010 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Pro forma basis:
Revenue	$164,605	$136,736	$323,911	$201,091
Net income attributable to the Company	$79,045	$65,663	$108,848	$10,731
The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.
2011 Investments in Joint Ventures
The Company acquired a single tenant retail store for an aggregate purchase price of $5.9 million through the repayment of a construction loan facility (the “Rice Lake JV Construction Facility”) and the purchase of the joint venture partner’s noncontrolling interest during the nine months ended September 30, 2011. This purchase is included in the 2011 Acquisitions.
During the nine months ended September 30, 2011, the Company also acquired a controlling financial interest in one of the Consolidated Joint Ventures, which purchased a land parcel for $1.0 million, upon which a single tenant commercial store will be developed (the “Marana Joint Venture”). Upon completion of the building, the Company will be obligated to purchase the property from the joint venture subject to certain criteria being met. The construction will be funded by a construction loan facility of $5.2 million (the “Marana JV Construction Facility”). As of September 30, 2011, $149,000 had been drawn on the Marana JV Construction Facility.
In addition, during the nine months ended September 30, 2011, the Company acquired an interest in a joint venture arrangement, which has $28.4 million of real estate assets and $20.4 million of mortgage notes payable, which is secured by the real estate assets. This joint venture is included in the Unconsolidated Joint Ventures as discussed in Note 2 to these condensed consolidated unaudited financial statements.
2011 Earnout Agreement
During the three months ended September 30, 2011, the Company purchased a property subject to an earnout provision obligating the Company to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the properties. This earnout payment is based on a predetermined formula and has a set time period regarding the obligation to make the payment. If, at the end of the time period, certain space has not been leased and occupied, the Company will have no further obligation. Assuming all the conditions are satisfied, the Company estimates that it would be obligated to pay $5.5 million in accordance with the purchase agreement. This estimate is included in the accompanying September 30, 2011 condensed consolidated balance sheet in accounts payable and accrued expenses.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
2010 Property Acquisitions
During the nine months ended September 30, 2010, the Company acquired a 100% interest in 175 commercial properties, for an aggregate purchase price of $1.3 billion (the “2010 Acquisitions”). The Company purchased the 2010 Acquisitions with net proceeds of the Initial Offering and through the issuance of mortgage notes. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

September 30, 2010
Land	$298,466
Building and improvements	907,066
Acquired in-place leases	140,129
Acquired above-market leases	27,007
Acquired below-market leases	(40,837)
Fair value adjustment of assumed notes	965

Total purchase price	$1,332,796

The Company recorded revenue for the three and nine months ended September 30, 2010 of $24.7 million and $35.1 million, respectively, and net loss for the three and nine months ended September 30, 2010 of $5.4 million and $17.4 million, respectively, related to the 2010 Acquisitions. In addition, the Company expensed $16.2 million and $34.1 million of acquisition costs for the three and nine months ended September 30, 2010, respectively.
2010 Investments in Joint Ventures
During the nine months ended September 30, 2010, the Company acquired a controlling financial interest in a joint venture arrangement, which included an investment of $1.7 million in land and related construction costs. As of September 30, 2010, $340,000 had been drawn on the Rice Lake JV Construction Facility used to develop a single tenant retail store.
In addition, during the nine months ended September 30, 2010, the Company acquired an interest in a joint venture arrangement, which acquired six multi-tenant properties for $42.6 million. The acquisitions were financed with a mortgage note payable of $26.0 million, which is secured by the properties on which the debt was placed. This joint venture is included in the Unconsolidated Joint Ventures as discussed in Note 2 to these condensed consolidated unaudited financial statements.
NOTE 5 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE
As of September 30, 2011, the Company owned two mortgage notes receivable, each of which is secured by an office building. As of September 30, 2011, the mortgage notes balance of $64.6 million consisted of the outstanding face amount of the mortgage notes of $73.9 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $1.4 million. As of December 31, 2010, the mortgage notes balance of $63.9 million consisted of the face amount of the mortgage notes of $74.0 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $642,000. The discount is accreted and acquisition costs are amortized over the terms of each respective mortgage note using the effective interest rate method. The mortgage notes have a fixed interest rate of 5.93% per annum and mature on October 1, 2018. Interest only payments are due each month until September 1, 2011, and interest and principal payments are due each month from October 1, 2011 until October 1, 2018. There were no amounts past due as of September 30, 2011.
The Company evaluates the collectability of both interest and principal on each mortgage note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as underlying collateral and payment history. No impairment losses or allowances were recorded related to mortgage notes receivable for the nine months ended September 30, 2011 and 2010.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
NOTE 6 — INVESTMENT IN MARKETABLE SECURITIES
As of September 30, 2011, the Company owned one CMBS bond, with an estimated aggregate fair value of $24.5 million. The Company did not own any CMBS bonds as of December 31, 2010. The following table provides the activity for the CMBS bond during the nine months ended September 30, 2011 (in thousands):

	Amortized Cost
	Basis	Unrealized Loss	Total
Marketable securities as of December 31, 2010	$—	$—	$—
Face value of marketable securities	32,822	—	32,822
Discounts on purchase of marketable securities, net of acquisition costs	(7,237)	—	(7,237)
Net accretion of discounts on marketable securities	3	—	3
Decrease in fair value of marketable securities	—	(1,082)	(1,082)

Marketable securities as of September 30, 2011	$25,588	$(1,082)	$24,506

The following table shows the fair value and gross unrealized losses of the Company’s CMBS bond and its holding period as of September 30, 2011 (in thousands):

Holding Period of Gross Unrealized Losses of Marketable Securities
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
CMBS	$24,506	$(1,082)	$—	$—	$24,506	$(1,082)
The cumulative unrealized loss as of September 30, 2011, was deemed to be a temporary impairment based upon the following: (i) the Company having no intent to sell these securities, (ii) it is more likely than not that the Company will not be required to sell the securities before recovery and (iii) the Company’s expectation to recover the entire amortized cost basis of these securities. The Company determined that the cumulative unrealized loss resulted from volatility in interest rates and credit spreads and other qualitative factors relating to macro-credit conditions in the mortgage market. Additionally, as of September 30, 2011, the Company had determined that the subordinate CMBS tranches below the Company’s CMBS investment adequately protected the Company’s ability to recover its investment and that the Company’s estimates of anticipated future cash flows from the CMBS investment had not been adversely impacted by any deterioration in the creditworthiness of the specific CMBS issuers.
The scheduled maturity of the Company’s CMBS bond as of September 30, 2011 is as follows (in thousands):

	Available-for-sale
	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	25,588	24,506
Due after ten years	—	—

	$25,588	$24,506

Actual maturities of marketable securities can differ from contractual maturities because borrowers may have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the marketable securities.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands):

		Outstanding					Fair Value of (Liability) Asset
	Balance Sheet	Notional	Interest	Effective		Maturity	September 30,	December 31,
	Location	Amount	Rate(1)	Date		Date	2011	2010
Derivatives designated as hedging instruments
Interest Rate Swaps(2)	Derivative liabilities, deferred rent and other liabilities	$19,275	5.95%	9/8/2009		8/29/2012	$(308)	$(505)
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	17,500	5.75%	12/18/2009		1/1/2017	(1,691)	(716)
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	156,000	3.99%	7/30/2010		8/5/2015	(9,884)	(4,155)
Interest Rate Swap(3)	Derivative liabilities, deferred rent and other liabilities	15,000	4.31%	7/30/2010		7/15/2017	(837)	141
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	105,000	4.72%	8/25/2010		9/5/2015	(5,629)	(1,440)
Interest Rate Swaps(4)	Derivative liabilities, deferred rent and other liabilities	23,200	6.83%	12/16/2010		7/6/2016	(1,717)	(513)
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	7,800	5.73%	3/4/2011		4/1/2021	(1,226)	—
Interest Rate Swaps(5)	Derivative liabilities, deferred rent and other liabilities	30,000	6.06%	3/30/2011		3/30/2016	(2,029)	—
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	200,000	3.45%	6/30/2011		6/27/2014	(2,940)	—
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	79,000	4.29%	6/29/2012	(6)	4/30/2016	(312)	—

		$652,775					$(26,573)	$(7,188)

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread.

(2)	On September 8, 2009, the Company executed 15 swap agreements with identical terms and with an original aggregate notional amount of $20.0 million.

(3)	As of December 31, 2010, the fair value of the interest rate swap agreement was in a financial asset position and was included in the accompanying December 31, 2010 condensed consolidated balance sheet in prepaid expenses, mortgage loan deposits and other assets.

(4)	On December 16, 2010, the Company executed 17 swap agreements with identical terms and with an aggregate notional amount of $23.2 million.

(5)	On March 30, 2011, the Company executed 23 swap agreements with identical terms and with an aggregate notional amount of $30.0 million.

(6)	On September 2, 2011, the Company executed a swap agreement with an effective date of June 29, 2012.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 to these condensed consolidated unaudited financial statements. The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
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
The following table summarizes the unrealized losses and gains on the Company’s derivative instruments and hedging activities (in thousands):

	Amount of (Loss) Gain Recognized in
	Other Comprehensive (Loss) Income on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010
Interest Rate Swaps (1)	$(13,477)	$11,574	$(19,385)	$10,336

(1)	There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the nine months ended September 30, 2011 and 2010. No previously effective portion of gains or losses that were recorded in accumulated other comprehensive loss during the term of the hedging relationship was reclassified into earnings during the nine months ended September 30, 2011 and 2010.
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment.
In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of September 30, 2011 and December 31, 2010, respectively, there were no termination events or events of default related to the interest rate swaps.
NOTE 8 — NOTES PAYABLE AND CREDIT FACILITY
As of September 30, 2011, the Company and its Consolidated Joint Ventures had $2.1 billion of debt outstanding, with a weighted average years to maturity of 5.4 years and weighted average interest rate of 4.69%. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the total debt outstanding was $4.0 billion as of September 30, 2011. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed. The following table summarizes the debt activity during the nine months ended and as of September 30, 2011 (in thousands).

		During the Nine Months Ended September 30, 2011
	Balance as of	Debt Issuance			Balance as of
	December 31, 2010	and Assumptions	Repayments	Other (1)	September 30, 2011
Fixed rate debt (2)	$987,825	$388,794	$(1,376)	$(374)	$1,374,869
Variable rate debt	3,382	92,695	(4,428)	—	91,649
Credit facilities (3)	70,000	682,000	(70,000)	—	682,000

Total(4)	$1,061,207	$1,163,489	$(75,804)	$(374)	$2,148,518

(1)	Represents fair value adjustment of assumed mortgage notes payable, net of amortization.

(2)	As of September 30, 2011, the fixed rate debt includes $373.8 million of variable rate debt fixed through the use of interest rate swaps. In addition, the fixed rate debt includes a mortgage note assumed with a face amount of $5.3 million and a fair value of $4.9 million.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011

(3)	During the nine months ended September 30, 2011, CCPT III OP entered into a credit facility providing borrowings up to $700.0 million (the “Credit Facility”), which includes a $200.0 million term loan (the “Term Loan”) and up to $500.0 million in revolving loans (the “Revolving Loans”). As of September 30, 2011, the Company had $18.0 million available under the Credit Facility based on the underlying borrowing base of $1.2 billion. The Credit Facility may be increased to a maximum of $950.0 million. In addition, the Company repaid all amounts outstanding and terminated its obligations under two credit facilities during the nine months ended September 30, 2011.

(4)	The table above does not include loan amounts associated with the Unconsolidated Joint Ventures of $45.9 million, which mature on various dates ranging from July 2020 to July 2021, as the loans are non-recourse to the Company.

The fixed rate debt has interest rates ranging from 3.99% to 6.83% per annum. The variable rate debt has variable interest rates ranging from LIBOR plus 275 basis points to 300 basis points per annum, with certain debt containing LIBOR floors. As of September 30, 2011, the fixed rate debt and variable rate debt had a combined weighted average interest rate of 5.17%. The debt outstanding matures on various dates from August 2012 through October 2021.
Depending upon the type of loan specified and overall leverage ratio, the Revolving Loans bear interest at either LIBOR plus an interest rate spread ranging from 2.25% to 3.00% or a base rate plus an interest rate spread ranging from 1.25% to 2.00%. The base rate is the greater of (i) LIBOR plus 1.00%, (ii) Bank of America N.A.’s Prime Rate or (iii) the Federal Funds Rate plus 0.50%. During the nine months ended September 30, 2011, the Company executed a swap agreement associated with the Term Loan, which had the effect of fixing the variable interest rate per annum through the maturity date of the respective loan at 3.45%. The Revolving Loans and Term Loan had a combined weighted average interest rate of 3.51% during the nine months ended September 30, 2011.
The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions. These agreements also include usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility and such notes payable as of September 30, 2011.
NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$17,752	$12,020
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$4,863	$4,875
Common stock issued through distribution reinvestment plan	$78,338	$43,061
Net unrealized (loss) gain on interest rate swaps	$(19,385)	$10,336
Unrealized loss on marketable securities	$(1,082)	$—
Earnout liability	$5,519	$—
Accrued other offering costs	$827	$453
Accrued capital expenditures	$34	$490
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest of $42,000 and $26,000, respectively	$51,274	$11,240
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably likely to have a material effect on its results of operations, financial condition or liquidity.
Purchase Commitments
As of September 30, 2011, the Company had entered into agreements of purchase and sale, with unaffiliated third-party sellers, to purchase a 100% interest in five retail properties, subject to meeting certain criteria, for an aggregate purchase price of $30.0 million, exclusive of closing costs. As of September 30, 2011, the Company had $731,000 of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $325,000 will be forfeited if the transactions are not completed. These deposits are included in the accompanying September 30, 2011 condensed consolidated balance sheet in prepaid expenses, mortgage loan deposits and other assets. As of November 10, 2011, the Company had purchased all of these properties for $30.0 million, exclusive of closing costs, and no escrow deposits were forfeited.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
In addition, the Company will be obligated to purchase a property from the Marana Joint Venture for an expected purchase price of $7.7 million, subject to certain criteria being met, including the completion of the building.
Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company owns certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. The Company also carries environmental liability insurance on its properties which provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company does not believe that the environmental matters identified at such properties will have a material effect on its results of operations, financial condition or liquidity, nor is it aware of any environmental matters at other properties which it believes will have a material effect on its results of operations, financial condition or liquidity.
NOTE 11 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to its advisor and certain affiliates in connection with the Offerings and the acquisition, management and sale of the assets of the Company.
Offerings
In connection with the Offerings, Cole Capital Corporation (“Cole Capital”), the Company’s affiliated dealer manager, received and expects to continue to receive, a selling commission of up to 7.0% of gross offering proceeds, before reallowance of commissions earned by participating broker-dealers. Cole Capital has and intends to continue to reallow 100% of selling commissions earned to participating broker-dealers. In addition, Cole Capital received, and will continue to receive, 2.0% of gross offering proceeds, before reallowance to participating broker-dealers, as a dealer manager fee in connection with the Offerings. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer manager fees are paid to Cole Capital or other broker-dealers with respect to shares sold under the Company’s DRIP.
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer manager fee) are paid by CR III Advisors or its affiliates and are reimbursed by the Company up to 1.5% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of September 30, 2011, CR III Advisors had paid organization and offering costs of $3.4 million in connection with the Follow-on Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.5% of gross proceeds from the Follow-on Offering. As the Company raises additional proceeds from the Follow-on Offering, these costs may become payable.
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CR III Advisors and its affiliates related to the services described above during the periods indicated (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Offering:
Selling commissions	$21,292	$25,232	$58,999	$77,723
Selling commissions reallowed by Cole Capital	$21,292	$25,232	$58,999	$77,723
Dealer manager fee	$6,191	$7,313	$17,138	$22,590
Dealer manager fee reallowed by Cole Capital	$3,227	$3,672	$8,822	$11,223
Other organization and offering expenses	$4,651	$2,729	$12,879	$9,646

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Acquisitions and Operations:
Acquisition fees and expenses	$19,617	$13,950	$37,764	$29,961
Asset management fees and expenses	$5,379	$2,426	$13,936	$4,989
Property management and leasing fees and expenses	$2,419	$959	$6,493	$2,264
Operating expenses	$553	$277	$1,663	$1,142
Financing coordination fees	$5,115	$3,043	$11,472	$5,567

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
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
During the three and nine months ended September 30, 2011, and 2010, no commissions or fees were incurred for services provided by CR III Advisors and its affiliates related to the services described above.
Other
As of September 30, 2011 and December 31, 2010, $4.0 million and $804,000, respectively, had been incurred primarily for other organization and offering, operating and acquisition expenses by CR III Advisors and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated balance sheets.
NOTE 12 — ECONOMIC DEPENDENCY
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
NOTE 13 — NEW ACCOUNTING PRONOUNCEMENTS
In December 2010, FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, (“ASU 2010-29”), which clarifies the manner in which pro forma disclosures are calculated and provides additional disclosure requirements regarding material nonrecurring adjustments recorded as a result of a business combination. ASU 2010-20 was effective for the Company beginning on January 1, 2011, and its provisions were applied to the pro forma information presented in Note 4 to these condensed consolidated unaudited financial statements. The adoption of ASU 2010-29 has not had a material impact on the Company’s consolidated financial statements.
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
September 30, 2011
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
NOTE 14 — SUBSEQUENT EVENTS
Status of the Offerings
As of November 10, 2011, the Company had received $1.5 billion in gross offering proceeds through the issuance of approximately 147.1 million shares of its common stock in the Follow-on Offering (including shares issued pursuant to the Company’s DRIP). As of November 10, 2011, approximately 115.7 million shares remained available for sale to the public in the Follow-on Offering, exclusive of shares available under the Company’s DRIP. Combined with the Initial Offering, the Company had received a total of $3.6 billion in gross offering proceeds as of November 10, 2011.
Subsequent to September 30, 2011, the Company redeemed approximately 1.0 million shares for $9.9 million.
Investment in Real Estate and Related Assets
Subsequent to September 30, 2011, the Company acquired a 100% interest in 15 commercial real estate properties for an aggregate purchase price of $119.8 million. The acquisitions were funded with net proceeds of the Offerings. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 to these condensed consolidated unaudited financial statements for these properties. Acquisition related expenses totaling $3.1 million were expensed as incurred. In addition, the Company purchased five CMBS bonds with a face amount of $82.0 million at a discounted price of $51.9 million.
Notes Payable and Credit Facility
Subsequent to September 30, 2011, the Company incurred $42.0 million of variable rate debt, effectively fixed at an interest rate of 4.62% per annum pursuant to a swap agreement. This variable rate debt matures in December 2018. The loan is secured by one commercial property with a purchase price of $76.4 million. Subsequent to September 30, 2011, no amounts had been drawn or repaid under the Credit Facility or the Marana JV Construction Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements and the notes thereto, included in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust III, Inc. and unless defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property acquisition indebtedness and acquisition and operating expenses. Rental and other property income accounted for 91% and 92% of total revenue during the three months ended September 30, 2011 and 2010, respectively, and 92% of total revenue during each of the nine months ended September 30, 2011 and 2010. As 99% of our rentable square feet was under lease as of September 30, 2011, with an average remaining lease term of 14.3 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of September 30, 2011, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 44%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with future property acquisitions or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions or refinancing, our results of operations may be adversely affected.
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. In 2010, the volume of mortgage lending for commercial real estate began increasing and lending terms improved; however, such lending activity continues to be significantly less than previous levels. Although lending market conditions have improved, certain factors continue to negatively affect the lending environment, including the sovereign credit issues of certain countries in the European Union. We have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We have managed, and expect to continue to manage, the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowing on the Credit Facility, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing. We have acquired, and expect to continue to acquire, our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.
The economic downturn has led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates and declining property values. Recently, the economy has improved and continues to show signs of recovery. Additionally, the real estate markets have observed an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of September 30, 2011, 99% of our rentable square feet was under lease. However, if the recent improvements in economic conditions do not continue, we may experience significant vacancies or be required to reduce rental rates on occupied space. If we do experience significant vacancies, our advisor will actively seek to lease our vacant space; however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced. In addition, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property may increase as a result.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of September 30, 2011 and 2010.

	September 30, 2011(1)	September 30, 2010(1)
Number of commercial properties	632	308
Approximate rentable square feet (2)	29.8 million	12.4 million
Percentage of rentable square feet leased	99.2%	99.7%

(1)	Excludes properties owned through our Consolidated Joint Ventures and Unconsolidated Joint Ventures.

(2)	Including square feet of the buildings on land that is subject to ground leases.
The following table summarizes our real estate investment activity during the nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Commercial properties acquired	92	41	184	175
Approximate purchase price of acquired properties	$967.7 million	$675.9 million	$1.8 billion	$1.3 billion
Approximate rentable square feet (1)	6.3 million	3.4 million	12.2 million	7.6 million

(1)	Including square feet of the buildings on land that is subject to ground leases.
As shown in the tables above, we owned 632 commercial properties as of September 30, 2011, compared to 308 commercial properties as of September 30, 2010. Accordingly, our results of operations for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, reflect significant increases in most categories.
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Revenue. Revenue increased $55.3 million, or 130%, to $97.7 million for the three months ended September 30, 2011, compared to $42.4 million for the three months ended September 30, 2010. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 91% and 92% of total revenues during the three months ended September 30, 2011 and 2010, respectively.
Rental and other property income increased $50.1 million, or 129%, to $89.0 million for the three months ended September 30, 2011, compared to $38.9 million for the three months ended September 30, 2010. The increase was primarily due to the acquisition of 324 rental income-producing properties subsequent to September 30, 2010. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $7.3 million of tenant reimbursement income during the three months ended September 30, 2011, compared to $2.2 million during the three months ended September 30, 2010.
Interest income on mortgage notes receivable remained relatively constant at $1.4 million for the three months ended September 30, 2011 and 2010, as we recorded interest income on two amortizing mortgage notes receivable during each of the three months ended September 30, 2011 and 2010.
In addition, we recorded interest income on marketable securities of $13,000 for the three months ended September 30, 2011. During the three months ended September 30, 2010, we did not own any marketable securities.
General and Administrative Expenses. General and administrative expenses increased $1.6 million, or 102%, to $3.1 million for the three months ended September 30, 2011, compared to $1.5 million for the three months ended September 30, 2010. The increase was primarily due to increased trustee fees and operating expense reimbursements as a result of acquiring 324 rental income-producing properties subsequent to September 30, 2010 and an increase in the number of stockholders of record. The primary general and administrative expense items are trustee fees, operating expenses reimbursable to our advisor, state franchise and income taxes, accounting fees and unused credit facility fees.

Property Operating Expenses. Property operating expenses increased $5.4 million, or 220%, to $7.8 million for the three months ended September 30, 2011, compared to $2.4 million for the three months ended September 30, 2010. The increase was primarily due to increased property taxes, repairs and maintenance and insurance expenses relating to the acquisition of 324 rental income-producing properties subsequent to September 30, 2010. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.
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
Property and asset management expenses increased $4.6 million, or 133%, to $8.1 million for the three months ended September 30, 2011, compared to $3.5 million for the three months ended September 30, 2010. Property management fees increased $1.5 million, or 214%, to $2.2 million for the three months ended September 30, 2011 from $715,000 for the three months ended September 30, 2010. The increase in property management fees was primarily due to an increase in rental and other property income to $89.0 million for the three months ended September 30, 2011, from $38.9 million for the three months ended September 30, 2010, related to revenues from the 324 properties, including 32 multi-tenant properties, acquired subsequent to September 30, 2010.
Asset management fees increased $3.0 million, or 121%, to $5.4 million for the three months ended September 30, 2011, from $2.4 million for the three months ended September 30, 2010. The increase in asset management fees was primarily due to an increase in the average invested assets to $4.4 billion for the three months ended September 30, 2011, from $1.8 billion for the three months ended September 30, 2010.
In addition, during the three months ended September 30, 2011, we recorded $518,000 related to reimbursement of expenses incurred by our advisor in performing property and asset management services, compared to $385,000 for the three months ended September 30, 2010. The increase was primarily due to expenses incurred by our advisor related to management of 324 rental income-producing properties acquired subsequent to September 30, 2010.
Acquisition Related Expenses. Acquisition related expenses increased $8.3 million, or 51%, to $24.5 million for the three months ended September 30, 2011, compared to $16.2 million for the three months ended September 30, 2010. The increase is due to the recording of acquisition related expenses incurred in connection with the purchase of 92 commercial properties, for an aggregate purchase price of $967.7 million, during the three months ended September 30, 2011, compared to 41 commercial properties, for an aggregate purchase price of $675.9 million, during the three months ended September 30, 2010. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We also reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan other than for personnel costs for which our advisor receives acquisition fees.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $17.3 million, or 149%, to $28.9 million for the three months ended September 30, 2011, compared to $11.6 million for the three months ended September 30, 2010. The increase was primarily due to an increase in the average invested assets to $4.4 billion for the three months ended September 30, 2011, from $1.8 billion for the three months ended September 30, 2010.
Equity in Income of Unconsolidated Joint Ventures. Equity in income of unconsolidated joint ventures increased $141,000, or 66%, to $354,000 for the three months ended September 30, 2011, compared to $213,000 for the three months ended September 30, 2010, as we recorded our interests in the Unconsolidated Joint Ventures during the three months ended September 30, 2011 compared to one of the Unconsolidated Joint Ventures during the three months ended September 30, 2010.
Interest and Other Income. Interest and other income decreased $210,000, or 74%, to $74,000 for the three months ended September 30, 2011, compared to $284,000 for the three months ended September 30, 2010. The decrease was primarily due to lower average uninvested cash of $217.0 million during the three months ended September 30, 2011, as compared to $402.0 million during the three months ended September 30, 2010, as a result of acquiring 324 rental income-producing properties subsequent to September 30, 2010.

Interest Expense. Interest expense increased $16.7 million, or 217%, to $24.4 million for the three months ended September 30, 2011, compared to $7.7 million during the three months ended September 30, 2010. The increase was primarily due to an increase in the average aggregate amount of notes payable outstanding to $1.9 billion during the three months ended September 30, 2011, from $511.8 million for the three months ended September 30, 2010.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Revenue. Revenue increased $164.2 million, or 190%, to $250.8 million for the nine months ended September 30, 2011, compared to $86.6 million for the nine months ended September 30, 2010. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 92% of total revenues during each of the nine months ended September 30, 2011 and 2010.
Rental and other property income increased $149.9 million, or 188%, to $229.7 million for the nine months ended September 30, 2011, compared to $79.8 million for the nine months ended September 30, 2010. The increase was primarily due to the acquisition of 324 rental income-producing properties subsequent to September 30, 2010. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $17.0 million of tenant reimbursement income during the nine months ended September 30, 2011, compared to $4.5 million during the nine months ended September 30, 2010.
Interest income on mortgage notes receivable increased $1.8 million, or 81%, to $4.1 million for the nine months ended September 30, 2011, compared to $2.3 million for the nine months ended September 30, 2010 as we acquired the mortgage notes receivable on April 30, 2010.
In addition, we recorded interest income on marketable securities of $13,000 for the nine months ended September 30, 2011. During the nine months ended September 30, 2010, we did not own any marketable securities.
General and Administrative Expenses. General and administrative expenses increased $3.0 million, or 72%, to $7.2 million for the nine months ended September 30, 2011, compared to $4.2 million for the nine months ended September 30, 2010. The increase was primarily due to increased trustee fees and operating expense reimbursements as a result of acquiring 324 rental income-producing properties subsequent to September 30, 2010 and an increase in the number of stockholders of record. The primary general and administrative expense items are operating expense reimbursements to our advisor, trustee fees, accounting fees, state franchise and income taxes and unused credit facility fees.
Property Operating Expenses. Property operating expenses increased $13.5 million, or 273%, to $18.5 million for the nine months ended September 30, 2011, compared to $5.0 million for the nine months ended September 30, 2010. The increase was primarily due to increased property taxes, repairs and maintenance and insurance expenses relating to the acquisition of 324 rental income-producing properties subsequent to September 30, 2010. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.
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
Property and asset management expenses increased $13.7 million, or 185%, to $21.1 million for the nine months ended September 30, 2011, compared to $7.4 million for the nine months ended September 30, 2010. Property management fees increased $4.1 million, or 256%, to $5.7 million for the nine months ended September 30, 2011 from $1.6 million for the nine months ended September 30, 2010. The increase in property management fees was primarily due to an increase in rental and other property income to $229.7 million for the nine months ended September 30, 2011, from $79.8 million for the nine months ended September 30, 2010, related to revenues from the 324 properties, including 32 multi-tenant properties, acquired subsequent to September 30, 2010.
Asset management fees increased $9.1 million, or 194%, to $13.8 million for the nine months ended September 30, 2011, from $4.7 million for the nine months ended September 30, 2010. The increase in asset management fees was primarily due to an increase in the average invested assets to $4.0 billion for the nine months ended September 30, 2011, from $1.4 billion for the nine months ended September 30, 2010.

In addition, during the nine months ended September 30, 2011, we recorded $1.6 million related to reimbursement of expenses incurred by our advisor in performing property and asset management services, compared to $1.1 million for the nine months ended September 30, 2010. The increase was primarily due to expenses incurred by our advisor related to management of 324 rental income-producing properties acquired subsequent to September 30, 2010.
Acquisition Related Expenses. Acquisition related expenses increased $13.1 million, or 38%, to $47.2 million for the nine months ended September 30, 2011, compared to $34.1 million for the nine months ended September 30, 2010. The increase is due to the recording of acquisition related expenses incurred in connection with the purchase of 184 commercial properties, for an aggregate purchase price of $1.8 billion, during the nine months ended September 30, 2011, compared to 175 commercial properties, for an aggregate purchase price of $1.3 billion, during the nine months ended September 30, 2010. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We also reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan other than for personnel costs for which our advisor receives acquisition fees.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $49.4 million, or 210%, to $72.9 million for the nine months ended September 30, 2011, compared to $23.5 million for the nine months ended September 30, 2010. The increase was primarily due to an increase in the average invested assets to $4.0 billion for the nine months ended September 30, 2011, from $1.4 billion for the nine months ended September 30, 2010.
Equity in Income (Loss) of Unconsolidated Joint Ventures. We recorded income of $1.1 million for the nine months ended September 30, 2011, which represented our share of the Unconsolidated Joint Ventures’ net income. During the nine months ended September 30, 2010, we recorded our share of one of the Unconsolidated Joint Ventures’ net loss of $303,000. The net loss was primarily due to acquisition related expenses.
Interest and Other Income. Interest and other income decreased $757,000, or 72%, to $296,000 for the nine months ended September 30, 2011, compared to $1.1 million for the nine months ended September 30, 2010. The decrease was primarily due to lower average uninvested cash of $113.5 million during the nine months ended September 30, 2011, as compared to $326.3 million during the nine months ended September 30, 2010, as a result of acquiring 324 rental income-producing properties subsequent to September 30, 2010.
Interest Expense. Interest expense increased $44.1 million, or 294%, to $59.1 million for the nine months ended September 30, 2011, compared to $15.0 million during the nine months ended September 30, 2010. The increase was primarily due to an increase in the average aggregate amount of notes payable outstanding to $1.6 billion during the nine months ended September 30, 2011, from $396.6 million for the nine months ended September 30, 2010.
Funds From Operations and Modified Funds From Operations
Funds From Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and widely recognized by investors and analysts as one measure of operating performance of a real estate company. The FFO calculation excludes items such as real estate depreciation and amortization, and gains and losses on the sale of real estate assets. Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the cost accounting method alone is insufficient. In addition, FFO excludes gains and losses from the sale of real estate and real estate impairment charges on depreciable real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs. We compute FFO in accordance with NAREIT’s definition.
In addition to FFO, we use Modified Funds From Operations (“MFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. MFFO, as defined by our company, excludes from FFO acquisition related costs, which are required to be expensed in accordance with GAAP. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Management believes that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the Company ceases to acquire properties on a frequent and regular basis. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.

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
Our calculation of FFO and MFFO, and reconciliation to net income (loss), which is the most directly comparable GAAP financial measure, is presented in the table below for the three and nine months ended September 30, 2011 and 2010 (in thousands). FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$1,271	$(8)	$26,011	$(1,774)
Depreciation of real estate assets	19,318	7,664	48,755	14,945
Amortization of lease related costs	9,631	3,923	24,096	8,514
Depreciation and amortization of real estate assets in unconsolidated joint ventures	395	518	1,224	546

Funds from operations (FFO)	30,615	12,097	100,086	22,231
Acquisition related expenses	24,480	16,203	47,201	34,131
Acquisition related expenses in unconsolidated joint ventures	—	10	—	747

Modified funds from operations (MFFO)	$55,095	$28,310	$147,287	$57,109

Set forth below is additional information that may be helpful in assessing our operating results:
•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $6.8 million and $17.8 million during the three and nine months ended September 30, 2011, respectively, and $6.7 million and $9.5 million during the three and nine months ended September 30, 2010, respectively. In addition, related to the Unconsolidated Joint Ventures, straight-line revenue of $53,000 and $65,000 for the three and nine months ended September 30, 2011, respectively, and $35,000 and $36,000 for the three and nine months ended September 30, 2010, respectively, is included in equity in income (loss) of unconsolidated joint ventures on the consolidated statements of operations.

•	Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $2.5 million and $5.6 million during the three and nine months ended September 30, 2011, respectively, and $853,000 and $1.8 million during the three and nine months ended September 30, 2010, respectively. In addition, related to the Unconsolidated Joint Ventures, amortization of deferred financing costs of $13,000 and $40,000 for the three and nine months ended September 30, 2011, respectively, and $14,000 and $16,000 for the three and nine months ended September 30, 2010, respectively, is included in equity in income (loss) of unconsolidated joint ventures on the consolidated statements of operations.

Distributions
In May 2011, the Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001781016 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on July 1, 2011 and ending on September 30, 2011. In August 2011, the Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001781016 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on October 1, 2011 and ending on December 31, 2011.
During the nine months ended September 30, 2011 and 2010, respectively, we paid distributions of $138.7 million and $74.0 million, including $78.3 million and $43.1 million, respectively, through the issuance of shares pursuant to our DRIP. The distributions paid during the nine months ended September 30, 2011 were funded by net cash provided by operating activities of $97.1 million, return of capital from the Unconsolidated Joint Ventures of $611,000 and proceeds from the issuance of common stock of $41.0 million. The distributions paid during the nine months ended September 30, 2010 were funded by net cash provided by operating activities of $22.0 million, proceeds from the issuance of common stock of $34.1 million and borrowings of $17.9 million. Net cash provided by operating activities for the nine months ended September 30, 2011 and 2010, reflects a reduction for real estate acquisition related expenses incurred and expensed of $47.2 million and $34.1 million, respectively, in accordance with ASC 805, Business Combinations. As set forth in the “Estimated Use of Proceeds” section of the prospectuses for the Offerings, we treat our real estate acquisition expenses as funded by proceeds from the offering of our shares. Therefore, for consistency, proceeds from the issuance of common stock for the nine months ended September 30, 2011 and 2010, respectively, have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities.
Share Redemptions
Our share redemption program provides that we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve months prior to the redemption date; provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the Trailing Twelve-month Cap. In addition, all redemptions, including those upon death or qualifying disability, are limited to those that can be funded with cumulative net proceeds from the sale of shares through our DRIP. During the nine months ended September 30, 2011, we received valid redemption requests relating to approximately 3.3 million shares, which we redeemed in full for $31.9 million (an average of $9.68 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Follow-on Offering. We have funded and intend to continue funding share redemptions with proceeds of our DRIP. Subsequent to September 30, 2011, we redeemed approximately 1.0 million shares for a total of $9.9 million, or an average price per share of $9.71.
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
Liquidity and Capital Resources
As of September 30, 2011, we had cash and cash equivalents of $117.1 million and available borrowings of 18.0 million under our Credit Facility. Additionally, as of September 30, 2011, we had unencumbered properties with a gross book value of $1.9 billion, including $1.2 billion of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods, subject to certain covenants and leverage and borrowing base restrictions related to our Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under our Credit Facility.

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest and principal on current and any future indebtedness. In addition, as of September 30, 2011, we had entered into agreements of purchase and sale to acquire five retail properties for an aggregate purchase price of $30.0 million, as discussed in Note 10 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q. We expect to meet our short-term liquidity requirements through cash provided by property operations and proceeds from the Follow-on Offering. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organization costs associated with the Offerings are initially paid by our advisor, which will be reimbursed for such costs up to 1.5% of the aggregate gross capital raised by us in the Offerings. As of September 30, 2011, we recorded $40.3 million of such offering and organization costs.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any future indebtedness. Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses and debt maturities from our cash flow from operations, and we expect to meet cash needs for acquisitions and debt maturities from the net proceeds from the Follow-on Offering and from secured or unsecured borrowings on our current unencumbered properties and future properties, refinancing of current debt and borrowings on our Credit Facility. We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds of the Follow-on Offering, cash advanced to us by our advisor, borrowing on the Credit Facility and/or future borrowings on our unencumbered assets. During the nine months ended September 30, 2011, we funded distributions to our stockholders with cash flows from operations, offering proceeds and distributions from joint ventures as discussed above in the section captioned “Distributions.” The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios, and leverage ratios. These covenants may limit our ability to incur additional debt and make borrowings on the Credit Facility.
As of September 30, 2011, we had received and accepted subscriptions for approximately 343.4 million shares of common stock in the Offerings for gross proceeds of $3.4 billion. As of September 30, 2011, we had redeemed a total of approximately 4.5 million shares of common stock for a cost of $43.8 million, at an average price per share of $9.68.
As of September 30, 2011, we and the Consolidated Joint Ventures had $2.1 billion of debt outstanding. See Note 8 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Additionally, the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, as of September 30, 2011, was 44% and the weighted average years to maturity was 5.4 years.
Our contractual obligations as of September 30, 2011, were as follows (in thousands):

	Payments due by period (1) (2) (3)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years (7)
Principal payments — fixed rate debt(4)	$1,375,963	$23,225	$394,930	$112,908	$844,900
Interest payments — fixed rate debt	509,385	73,763	208,266	100,135	127,221
Principal payments — variable rate debt	91,649	—	899	90,750	—
Interest payments — variable rate debt(5)	10,888	2,950	7,761	177	—
Principal payments — credit facility	682,000	—	682,000	—	—
Interest payments — credit facility(6)	51,868	18,913	32,955	—	—

Total	$2,721,753	$118,851	$1,326,811	$303,970	$972,121

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	As of September 30, 2011, we had $573.8 million of variable rate debt fixed through the use of interest rate swaps. We used the fixed rates under the swap agreement to calculate the debt payment obligations in future periods.

(3)	The table above does not include loan amounts associated with the Unconsolidated Joint Ventures of $45.9 million, which mature on various dates ranging from July 2020 to July 2021, as the loans are non-recourse to us.

(4)	Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties and our Consolidated Joint Ventures. As of September 30, 2011, the fair value adjustment, net of amortization, of mortgage notes assumed was $1.1 million.

(5)	Rates ranging from 3.00% to 4.50% were used to calculate the variable debt payment obligations in future periods. These were the rates effective as of September 30, 2011.

(6)	Payment obligations for the Term Loan outstanding under the Credit Facility are based on an interest rate of 3.45%, which is the fixed rate under the executed swap agreement that had the effect of fixing the variable interest rate per annum through the maturity date of June 2014. Payment obligations for the Revolving Loans outstanding under the Credit Facility are based on an interest rate in effect subsequent to September 30, 2011 of 2.49%.

(7)	Assumes the Company accepts the interest rates that one lender may reset on September 1, 2013 and February 1, 2015, respectively, related to mortgage notes payable of $30.0 million and $32.0 million, respectively.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 75% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.
As of September 30, 2011, we had entered into agreements of purchase and sale, with unaffiliated third-party sellers, to purchase a 100% interest in five retail properties, subject to meeting certain criteria, for an aggregate purchase price of $30.0 million, exclusive of closing costs. As of September 30, 2011, we had $731,000 of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $325,000 will be forfeited if the transactions are not completed. As of November 10, 2011, we had purchased all of these properties for $30.0 million, exclusive of closing costs, and no escrow deposits were forfeited.
In addition, we will be obligated to purchase a property from the Marana Joint Venture for an expected purchase price of $7.7 million, subject to certain criteria being met, including the completion of the building. We also purchased a property subject to an earnout provision obligating us to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the properties. Assuming all the conditions are satisfied, we estimate that we would be obligated to pay $5.5 million in accordance with the purchase agreement.
Cash Flow Analysis
Operating Activities. During the nine months ended September 30, 2011, net cash provided by operating activities increased $75.1 million to $97.1 million, compared to $22.0 for the nine months ended September 30, 2010. The change was primarily due to increases in net income of $28.1 million, depreciation and amortization expenses, including amortization of deferred financing costs, totaling $54.5 million and the change in accounts payable and accrued expenses of $4.8 million, partially offset by an increase in the change in rents and tenant receivables of $12.0 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $400.0 million to $1.8 billion for the nine months ended September 30, 2011 compared to $1.4 billion for the nine months ended September 30, 2010. The increase was primarily due to the acquisition of 184 properties for an aggregate purchase price of $1.8 billion during the nine months ended September 30, 2011, compared to the acquisition of 175 properties and mortgage assets for an aggregate purchase price of $1.4 billion during the nine months ended September 30, 2010.
Financing Activities. Net cash provided by financing activities increased $236.8 million to $1.7 billion for the nine months ended September 30, 2011, compared to $1.5 billion for the nine months ended September 30, 2010. The change was primarily due to an increase in proceeds from mortgage notes payable of $627.8 million, partially offset by a decrease in the issuance of common stock of $275.2 million and increases in repayment of notes payable of $75.1 million, redemptions of common stock of $24.0 million and distributions to investors of $29.4 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:
•	Investment in and Valuation of Real Estate and Related Assets;

•	Allocation of Purchase Price of Real Estate and Related Assets;

•	Revenue Recognition;

•	Investment in Unconsolidated Joint Ventures;

•	Investment in Mortgage Notes Receivable;

•	Investment in Marketable Securities;

•	Income Taxes; and

•	Derivative Instruments and Hedging Activities.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Investment in Marketable Securities was not considered a critical accounting policy at year ended December 31, 2010 because such transactions had not occurred at that time. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2010, and related notes thereto.
Investment in Marketable Securities
Investments in marketable securities consist of investments in CMBS. ASC 320 requires us to classify our investments in real estate securities as “trading,” “available-for-sale” or “held-to-maturity.” We classify our investments as available-for-sale as we intend to hold our investments until maturity, however we may sell them prior to their maturity. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on estimated quoted market prices from third party trading desks, where available. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.

We monitor our available-for-sale securities for impairments. A loss is recognized when we determine that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. We consider many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, the intent and ability of us to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings. The analysis of determining whether the impairment of a security is deemed to be other-than-temporary requires significant judgments and assumptions. The use of alternative judgments and assumptions could result in a different conclusion.
Amortization and accretion of premiums and discounts on securities available-for-sale are recognized in interest income on marketable securities over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.
Commitments and Contingencies
We may be subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CR III Advisors and its affiliates, whereby we have paid and may continue to pay certain fees to, or reimburse certain expenses of, CR III Advisors or its affiliates such as acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to September 30, 2011 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 14 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation. Such events are:
•	Status of the Offerings;

•	Investment in real estate and related assets; and

•	Notes payable and credit facility
New Accounting Pronouncements
There are no accounting pronouncements that have been issued but not yet adopted by us that will have a material impact on our consolidated financial statements.
Off Balance Sheet Arrangements
As of September 30, 2011 and December 31, 2010, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2011, we and a consolidated joint venture had $573.6 million of variable rate debt and therefore we are exposed to interest rate changes in LIBOR. As of September 30, 2011, a change of 50 basis points in interest rates would result in a change in interest expense of $2.9 million per annum, assuming all of our derivatives remain effective hedges. In the future we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings.
As of September 30, 2011, we had 62 interest rate swap agreements outstanding, which mature on various dates from August 2012 through April 2021, with an aggregate notional amount under the swap agreements of $652.8 million and an aggregate net fair value of $(26.6) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2011, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of $12.5 million.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2011, were effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2011, we had issued approximately 343.4 million shares in the Offerings for gross proceeds of $3.4 billion, out of which we paid $289.7 million in selling commissions and dealer manager fees and $40.3 million in organization and offering costs to our advisor or its affiliates. With the net offering proceeds, we and the Consolidated Joint Ventures acquired $4.8 billion in real estate and related assets and an interest in the Unconsolidated Joint Venture of $23.8 million and paid costs of $124.2 million in acquisition related expenses. As of November 10, 2011, we have sold approximately 364.6 million shares in the Offerings for gross offering proceeds of $3.6 billion.
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
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended September 30, 2011, we redeemed shares as follows:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part	Shares that May Yet Be
	of Shares	Average Price	of Publicly Announced	Purchased Under the
	Redeemed	Paid per Share	Plans or Programs	Plans or Programs
July 2011	—	$—	—	(1)
August 2011	1,264,698	$9.69	1,264,698	(1)
September 2011	103	$9.75	103	(1)

Total	1,264,801		1,264,801	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2011 that would require a response to this item.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
No events occurred during the three months ended September 30, 2011 that would require a response to this item.

Item 6.	Exhibits
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
(Principal Accounting Officer)
Date: November 14, 2011

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

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

31.1	*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	***	XBRL Instance Document.
101.SCH	***	XBRL Taxonomy Extension Schema Document.
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.