Form 10-K
period 2011-12-31
Cole Credit Property Trust III, Inc.
filed 2012-03-30
CIK 1425923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 000-53960

COLE CREDIT PROPERTY TRUST III, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-1846406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2325 East Camelback Road, Suite 1100 Phoenix, Arizona, 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting a follow-on public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 305.7 million shares of common stock held by non-affiliates at June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of March 26, 2012 was approximately 464.8 million.

Documents Incorporated by Reference:

The Registrant incorporates by reference portions of the Cole Credit Property Trust III, Inc. Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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

Formation

Cole Credit Property Trust III, Inc. (the “Company,” “we,” or “us”) is a Maryland corporation formed on January 22, 2008, that elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. We were organized to acquire and operate a diversified portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. As of December 31, 2011, we owned 693 properties, comprising 32.3 million rentable square feet of single and multi-tenant retail and commercial space located in 47 states, including properties owned through three consolidated joint venture arrangements. As of December 31, 2011, the rentable space at these properties was 99% leased. As of December 31, 2011, we also owned two mortgage notes receivable secured by two office buildings, each of which is subject to a net lease and 11 commercial mortgage backed securities (“CMBS”). In addition, through two unconsolidated joint venture arrangements, as of December 31, 2011, we had interests in seven properties comprising 935,000 gross rentable square feet of commercial space.

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

Our sponsor, Cole Real Estate Investments, is a group of affiliated entities, which includes our advisor that has sponsored various real estate investment programs. CR III Advisors acts as our advisor pursuant to an advisory agreement. CR III Advisors is responsible for managing our affairs on a day-to-day basis, identifying and making acquisitions and investments on our behalf, and recommending an appropriate exit strategy to our board of directors. Our advisor and its affiliates also provide property management, asset management, financing, marketing, investor relations and other administrative services on our behalf. Our charter provides that our independent directors are responsible for reviewing the performance of our advisor and determining whether the compensation paid to our advisor and its affiliates is reasonable. Our agreement with CR III Advisors is for a one-year term and is reconsidered on an annual basis by our board of directors. We have no employees and rely upon our advisor and its affiliates to provide substantially all of our day-to-day management.

On October 1, 2008, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, we commenced our initial public offering on a “best efforts” basis of up to 230.0 million shares of common stock at a price of $10.00 per share and up to 20.0 million additional shares pursuant to a distribution reinvestment plan (“DRIP”), under which stockholders could elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the estimated value of a share of common stock (the “Initial Offering”).

On January 6, 2009, we satisfied the conditions of our escrow agreement, issued approximately 262,000 shares under the Initial Offering and commenced our principal operations. Prior to such date, we were considered a development stage company. We terminated the Initial Offering on October 1, 2010. At the completion of the Initial Offering, a total of approximately 217.5 million shares of common stock had been sold, including approximately 211.6 million shares sold in the primary offering and approximately 5.9 million shares sold pursuant to the DRIP. The remaining approximately 32.5 million unsold shares in the Initial Offering were deregistered.

On September 22, 2010, the Registration Statement on Form S-11 for a follow-on offering of 275.0 million shares of common stock was declared effective by the SEC (the “Follow-on Offering,” and collectively with the Initial Offering, the “Offerings”). We commenced sales of the common stock pursuant to the Follow-on Offering after the termination of the Initial Offering on October 1, 2010. The primary portion of our Follow-on Offering closed to new investors on February 29, 2012; however, our general policy is to accept subscription agreements signed by the investor on or before February 29, 2012, which are received in good order. In April of 2012, we intend to deregister all remaining unsold shares from the Follow-on Offering. Of the 275.0 million shares registered pursuant to our Follow-on Offering, we offered up to 250.0 million shares in our primary offering at a price of $10.00 per share and up to 25.0 million shares pursuant to our DRIP at a price of $9.50 per share. We intend to use substantially all of the net proceeds from the Offerings to continue to acquire and operate a diversified portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates.

In addition, on March 14, 2012, we registered 75.0 million shares of common stock under the DRIP pursuant to a Registration Statement on Form S-3.

As of December 31, 2011, we had issued approximately 173.3 million shares of common stock in the Follow-on Offering, of which approximately 159.4 million shares were sold in the primary offering and approximately 13.9 million shares were sold pursuant to the DRIP. We had aggregate gross proceeds from the Offerings of $3.9 billion (including shares sold pursuant to our DRIP) as of December 31, 2011, before share redemptions of $53.8 million and offering costs, selling commissions, and dealer management fees of $377.1 million. As of March 26, 2012, we had received $4.7 billion in aggregate gross proceeds through the issuance of approximately 471.3 million shares of our common stock pursuant to the Offerings.

Our goal is to sell our company, liquidate our portfolio or list our shares of common stock for trading on a national securities exchange at a time and in a method recommended by our advisor and determined by our independent directors to be in the best interest of our stockholders. At this time, we have no present intention to sell our company, liquidate our portfolio or list our shares. Our stock is not currently listed on the national securities exchange. We do not anticipate that there will be any market for our common stock unless and until our shares are listed. If we do not list our shares of common stock on a national securities exchange by October 1, 2020, our charter requires that we either: (1) seek stockholder approval of an extension or elimination of the listing deadline; or (2) seek stockholder approval of the liquidation and dissolution of our corporation.

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

Investment Objectives

Our primary investment objectives are:

•	to acquire quality commercial real estate properties, leased under long-term net leases to creditworthy tenants, which provide current operating cash flows;

•	to provide reasonably stable, current income for our stockholders through the payment of cash distributions; and

•	to provide the opportunity to participate in capital appreciation in the value of our investments.

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

Acquisition and Investment Policies

Types of Investments

We invest primarily in income-producing necessity retail properties that are single-tenant or multi-tenant “power centers,” which are leased to national and regional creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates. Necessity retail properties are properties leased to retail tenants that attract consumers for everyday needs, such as pharmacies, home improvement stores, national superstores, restaurants and regional retailers.

For over three decades, our sponsor, Cole Real Estate Investments, has developed and utilized this investment approach in acquiring and managing core commercial real estate assets primarily in the retail sector but in the office and industrial sectors as well. We believe that our sponsor’s experience in assembling real estate portfolios, which principally focus on national and regional creditworthy tenants subject to long-term leases, will provide us with a competitive advantage. In addition, our sponsor has built a business of over 300 employees, who are experienced in the various aspects of acquiring, financing and managing commercial real estate, and that our access to these resources also will provide us with an advantage.

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

We have and expect to continue to further diversify our portfolio by making and investing in mortgage, bridge or mezzanine loans, or in participations in such loans, secured directly or indirectly by the same types of commercial properties that we may acquire directly, and we may invest in other real estate-related securities. We have and may continue to acquire properties under development or that require substantial refurbishment or renovation. We also have acquired and may continue to acquire majority or minority interests in other entities (or business units of such entities) with investment objectives similar to ours or with management, investment or development capabilities that our board of directors deems desirable or advantageous to acquire. We are also authorized to invest in preferred real estate-related equity securities. We will not forgo a high quality investment because it does not precisely fit our expected portfolio composition. Our board of directors has broad discretion to change our investment policies in order for us to achieve our investment objectives.

Many of our properties are leased to large national retailers in the chain or franchise industry, including but not limited to convenience stores, drug stores and restaurant properties or are leased to large national retailers, either standing alone as a single tenant property or as part of “power centers,” which are comprised of big box national, regional and local retailers. We also have acquired and may acquire additional grocery anchored multi-tenant retail properties. Our advisor monitors industry trends and identifies properties on our behalf that serve to provide a favorable return balanced with risk. Our management primarily targets regional or national name brand retail businesses with established track records. We generally intend to hold each property for a period in excess of five years.

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

To the extent feasible, we seek to achieve a well-balanced portfolio diversified by geographic location, age and lease maturities of the various properties. We pursue properties leased to tenants representing a variety of retail industries to avoid concentration in any one industry. These industries include all types of retail establishments, such as big box retailers, convenience stores, drug stores and restaurant properties. Tenants of our properties also are diversified between national, regional and local brands. We generally target properties with lease terms in excess of ten years. We have and may continue to acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics. We currently expect all of our acquisitions will be in the United States, including U.S. protectorates.

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

In evaluating the credit worthiness of a tenant or prospective tenant, our advisor may not always use specific quantifiable standards, and may consider many factors, including debt rating agencies, such as Moody’s and Standard & Poor’s, and/or the proposed terms of the acquisition. When using debt rating agencies, a tenant typically will be considered creditworthy when the tenant has an “investment grade” debt rating by Moody’s Investors Service (“Moody’s”) of Baa3 or better, credit rating by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) of BBB- or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of creditworthy tenants in the future. However, other factors may be present that would cause us to consider a prospective tenant creditworthy even if it does not have an investment-grade rating. Other factors our advisor may consider include the operating history of the property with such tenant or tenants, the tenant’s or tenants’ market share and track record within its industry segment, the general health and outlook of the tenant’s or tenants’ industry segment, and the lease length and terms at the time of the acquisition.

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

We have purchased and may continue to purchase properties and lease them back to the sellers of such properties. While we use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease” and so that we are treated as the owner of the property for federal income tax purposes, the Internal Revenue Service (“IRS”) could challenge this characterization. In the event that any sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.

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

Our advisor considers whether properties are leased by, or have leases guaranteed by, companies that maintain an investment grade rating by either Standard and Poor’s or Moody’s Investor Services. Our advisor also will consider non-rated and non-investment grade rated tenants that we consider creditworthy, as described in “– Real Estate Underwriting Process” above.

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

In purchasing, leasing and developing properties, we will be subject to risks generally incident to the ownership of real estate. See Item 1A. “Risk Factors – General Risks Related to Investments in Real Estate.”

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

Joint Venture Investments

We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of our advisor, including other real estate programs sponsored by affiliates of our advisor, and other third parties for the acquisition, development or improvement of properties or the acquisition of other real estate-related investments. We have and may continue to also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, our advisor evaluates the underlying real property or other real estate-related investment using the same criteria described above in “— Real Estate Investment Decisions” for the selection of our real property investments. Our advisor also evaluates the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.

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

Investing in and Originating Loans

Our criteria for making or investing in loans is substantially the same as those involved in our investment in properties. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. However, unlike our property investments which we expect to hold in excess of five years, we expect that the average duration of loans will typically be one to five years. We are not limited as to the amount of gross offering proceeds that we may apply to mortgage loan investments.

We do not expect to make or invest in loans that are not directly or indirectly secured by real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85% of the appraised value of the property, as determined by an independent third party appraiser, unless we find substantial justification due to other underwriting criteria. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine and in the event the transaction is with our advisor, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser to support its determination of fair market value.

We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of our advisor or any of its or our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short term financing, for an individual or business, until permanent or the next stage of financing, can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of from six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Mortgage participation investments are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.

In evaluating prospective loan investments, our advisor will consider factors such as the following:

•	the ratio of the investment amount to the underlying property’s value;

•	the property’s potential for capital appreciation;

•	expected levels of rental and occupancy rates;

•	the condition and use of the property;

•	current and projected cash flow of the property;

•	potential for rent increases;

•	the degree of liquidity of the investment;

•	the property’s income-producing capacity;

•	the quality, experience and creditworthiness of the borrower;

•	general economic conditions in the area where the property is located;

•	in the case of mezzanine loans, the ability to acquire the underlying real property; and

•	other factors that our advisor believes are relevant.

In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. Because the factors considered, including the specific weight we place on each factor, will vary for each prospective loan investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.

We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. Our advisor will evaluate all potential loan investments to determine if the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. Most loans that we will consider for investment would provide for monthly payments of interest and some may also provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.

We do not have any policies directing the portion of our assets that may be invested in construction loans, mezzanine loans, bridge loans, loans secured by leasehold interests and second, third and wraparound mortgage loans. However, we recognize that these types of loans are riskier than first deeds of trust or first priority on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio, to the extent that we make or invest in loans at all. Our advisor will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We are not limited as to the amount of gross offering proceeds that we may use to invest in or originate loans.

Our loan investments may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, including among other things, regulating credit granting activities, establishing maximum interest rates and finance charges, requiring disclosures to customers, governing secured transactions and setting collection, repossession and claims handling procedures and other trade practices. In addition, certain states have enacted legislation requiring the licensing of mortgage bankers or other lenders and these requirements may affect our ability to effectuate our proposed investments in loans. Commencement of operations in these or other jurisdictions may be dependent upon a finding of our financial responsibility, character and fitness. We may determine not to make loans in any jurisdiction in which the regulatory authority determines that we have not complied in all material respects with applicable requirements.

Investment in Other Real Estate-Related Securities

If approved by a majority of directors (including a majority of independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable, we may invest in common and preferred real estate-related equity securities of both publicly traded and private real estate companies. Our board of directors (including all of our independent directors) has authorized us to invest in preferred real estate-related equity securities, provided that such investments do not exceed the limitations contained in any credit facility or other agreement to which we are a party. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.

Also, we have and may continue to make investments in CMBS. CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. CMBS are subject to all of the risks of the underlying mortgage loans. We have and may continue to invest in investment grade and non-investment grade CMBS classes.

Development and Construction of Properties

We have and may continue to invest in properties on which improvements are to be constructed or completed or which require substantial renovation or refurbishment, provided that we will not invest more than 10% of our total assets in unimproved properties or in mortgage loans secured by such properties. We will consider a property to be an unimproved property if it was not acquired for the purpose of producing rental or other operating cash flows, has no development or construction in process at the time of acquisition and no development or construction is planned to commence within one year of the acquisition.

To help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. Our advisor will enter into contracts on our behalf with contractors or developers for such construction services. If we contract with an affiliate of our advisor for such services, we will obtain the approval of a majority of our independent directors that the contract is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. Our advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. See Item 1A. “Risk Factors — General Risks Related to Investments in Real Estate”.

Additionally, we may engage our advisor or an affiliate of our advisor to provide development related services for all or some of the properties that we acquire for development or refurbishment. In those cases, we will pay our advisor or its affiliate a development fee that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided if a majority of our independent directors determines that such development fees are fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties. However, we will not pay a development fee to our advisor or its affiliate if the advisor or any of its affiliates elects to receive an acquisition fee based on the cost of such development. In the event that our advisor assists with planning and coordinating the construction of any tenant improvements or capital improvements, our advisor may be paid up to 5% of the cost of such improvements.

We have and may continue to make periodic progress payments or other cash advances to developers and builders of our properties prior to completion of construction only upon receipt of an architect’s certification as to the percentage of the project then completed and as to the dollar amount of the construction then completed. We use such additional controls on disbursements to builders and developers as we deem necessary or prudent. We may directly employ one or more project managers, including our advisor or an affiliate of our advisor, to plan, supervise and implement the development of any unimproved properties that we may acquire. Such persons would be compensated directly by us or through an affiliate of our advisor and reimbursed by us. In either event, the compensation would reduce the amount of any construction fee, development fee or acquisition fee that we would otherwise pay to our advisor or its affiliate.

Borrowing Policies

Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. By operating on a leveraged basis, we have more funds available for investment in properties. This allows us to make more investments than would otherwise be possible, resulting in a more diversified portfolio.

There is no limitation on the amount we may borrow against any single improved property. However, pursuant to our charter, we are required to limit our aggregate borrowings to 75% of the cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of December 31, 2011, we had a ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities of 44%.

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

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Since 2010, the volume of mortgage lending for commercial real estate has been increasing and lending terms have improved and they continue to improve; however, such lending activity continues to be significantly less than previous levels. Although lending market conditions have continued to improve, certain factors continue to negatively affect the lending environment, including the sovereign credit issues of certain countries in the European Union. We have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We have managed, and expect to continue to manage, the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowing on our existing credit facility (the “Credit Facility”), short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing.

We may not borrow money from any of our directors or from our advisor or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. During the years ended December 31, 2011 and 2010, we did not acquire any properties or borrow any funds from affiliates of our advisor.

Disposition Policies

We intend to hold each property we acquire for an extended period of time, generally eight to ten years from the time of acquisition. Holding periods for other real estate-related investments will vary. However, circumstances might arise that could result in the early sale of some properties. We have sold, and may continue to sell, properties before the end of their expected holding period if we believe the sale of the property would be in the best interests of our stockholders. Subsequent to December 31, 2011, we sold a drugstore portfolio consisting of 12 properties with an aggregate net book value of $53.9 million for $69.4 million, excluding closing costs.

The determination of whether a particular property should be sold or otherwise disposed of is made after consideration of relevant factors, including prevailing economic conditions and current tenant creditworthiness, with a view to achieving maximum capital appreciation. There can be no assurance that this objective will be realized. The selling price of a property that is net leased is determined in part by the amount of rent payable remaining under the lease and the economic conditions at that time. In connection with our sales of properties we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by customs in the area in which the property being sold is located and the then-prevailing economic conditions.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with CR III Advisors and its affiliates, including conflicts related to the arrangements pursuant to which we will compensate our advisor and its affiliates. While our independent directors will act on our behalf, our agreements and compensation arrangements with our advisor and its affiliates may not be determined by arm’s-length negotiations, since the approval process may be impacted by the fact that our stockholders invested with the understanding and expectation that an affiliate of Cole Real Estate Investments would act as our advisor. Some of the potential conflicts of interest in our transactions with our advisor and its affiliates, and certain conflict resolution procedures set forth in our charter.

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

Interests in Other Real Estate Programs and Other Concurrent Offerings

Affiliates of our advisor act as an advisor to, and Christopher H. Cole, our chairman, president and chief executive officer, and D. Kirk McAllaster, Jr., our executive vice president, chief financial officer and treasurer, act as officers and/or directors of Cole Credit Property Trust, Inc. (“CCPT I”), Cole Credit Property Trust II, Inc. (“CCPT II”), Cole Corporate Income Trust, Inc. (“CCIT”), Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”) and/or Cole Credit Property Trust IV, Inc. (“CCPT IV”), REITs that have investment objectives and targeted assets similar to ours. In addition, Marc T. Nemer, one of our directors, also is a director of CCPT I, CCIT, Cole Income NAV Strategy and CCPT IV, and three of our independent directors also are independent directors of one or two REITs sponsored by Cole Real Estate Investments. CCPT I, CCPT II and CCPT IV focus primarily on the retail sector, CCIT is focused on the office and industrial sectors, and Cole Income NAV Strategy focuses on the retail, office and industrial sectors.

CCPT I is no longer offering shares for investment and, currently is not pursuing acquisitions of additional properties. However, in the event CCPT I sells one or more of its assets, it may seek to acquire additional properties, which may be similar to properties in which we invest. CCPT II is no longer offering shares for investment to the public; however, CCPT II has registered up to 30.0 million shares to be issued pursuant to its distribution reinvestment plan and may continue to invest the proceeds from the issuance of shares pursuant to its distribution reinvestment plan or from the sale of any of its properties, in real estate. In the event that CCPT I or CCPT II pursues investment options, they may seek to acquire additional properties, which may be similar to properties in which we invest.

CCIT is offering up to a maximum of 250.0 million shares of common stock in a primary offering and up to 50.0 million shares pursuant to a distribution reinvestment plan, and is currently pursuing acquisitions of properties. On December 6, 2011, Cole Income NAV Strategy commenced in its initial public offering of up to $4.0 billion in shares of common stock, and is currently pursuing acquisitions of properties. CCPT IV’s initial public offering of up to 250.0 million shares of common stock was declared effective by the SEC on January 26, 2012. It is likely that potential acquisitions which may be appropriate for CCIT, Cole Income NAV Strategy and CCPT IV may also be appropriate for us.

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

Any real estate program sponsored by Cole Real Estate Investments, whether or not currently existing, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with other program’s property for tenants or purchasers.

Every transaction that we enter into with our advisor or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against our advisor or its affiliates in the event of a default by or disagreement with any of them or in invoking powers, rights or options pursuant to any agreement between us and our advisor, any of its affiliates or another real estate program sponsored by Cole Real Estate Investments.

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

In addition, some of our executive officers also serve as an officer of our advisor, our property manager, our dealer manager and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities, as applicable, which may conflict with the fiduciary duties that he owes to us and our stockholders.

Transactions with Our Advisor and its Affiliates

Other than as set forth below, our board of directors has adopted a policy to prohibit acquisitions and loans from or to affiliates of our advisor. From time to time, our advisor may direct certain of its affiliates to acquire properties that would be suitable investments for us or our advisor may create special purpose entities to acquire properties that would be suitable investments for us. Subsequently, we may acquire such properties from such affiliates of our advisor but only at cost, including acquisition-related expenses. In addition, any and all acquisitions from affiliates of our advisor must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as being fair and reasonable to us and at a price to us that is no greater than the cost of the property to the affiliate of our advisor. In no event will we acquire a property from an affiliate of our advisor if the cost to us would exceed the property’s current appraised value as determined by an independent appraiser.

From time to time, we may borrow funds from affiliates of our advisor, including our sponsor, as bridge financing to enable us to acquire a property when offering proceeds alone are insufficient to do so and third party financing has not been arranged. Any and all such transactions must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties; provided, however, that our advisor or its affiliates has paid and may continue to pay costs on our behalf, pending our reimbursement, or we may defer payment of fees to our advisor or its affiliates, neither of which would be considered a loan. During the years ended December 31, 2011 and 2010, we did not purchase any properties or borrow any funds from affiliates of our advisor.

Potential Conflicts in Acquiring, Leasing and Reselling of Properties

There is a risk that a potential investment would be suitable for one or more real estate programs sponsored by Cole Real Estate Investments, in which case the officers of our advisor and its affiliates will have a conflict of interest allocating the investment opportunity to us or another program. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another real estate program sponsored by Cole Real Estate Investments. However, in such event, our advisor and the advisors to the other programs, with oversight by their respective boards of directors, will determine which program will be first presented with the opportunity. Additionally, our property manager may cause a prospective tenant to enter into a lease for property owned by another real estate program sponsored by Cole Real Estate Investments. In the event that these conflicts arise, our best interests may not be met when persons acting on our behalf and on behalf of other real estate programs sponsored by Cole Real Estate Investments decide whether to allocate any particular property to us or to another real estate program sponsored by Cole Real Estate Investments.

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

Potential Conflicts of Affiliated Property Manager

Currently, all of our properties are managed by our affiliated property manager, Cole Realty Advisors, Inc. (“Cole Realty”), pursuant to a property management and leasing agreement. Our agreement with Cole Realty has a one-year term, which may be renewed for an unlimited number of successive one-year terms upon the mutual consent of the parties. Cole Realty has and may continue to engage third parties to assist with certain property management functions under its supervision. Each such renewal shall be for a term of no more than one year. It is the duty of our board of directors to evaluate the performance of the property manager annually before renewing the agreement. Both Cole Realty and we may immediately terminate the agreement upon Cole Realty experiencing a bankruptcy, insolvency or liquidation event. Cole Realty also serves as property manager for properties owned by other real estate programs sponsored by Cole Real Estate Investments, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the gross receipts received by the managed properties.

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

Employees

We have no direct employees. The employees of CR III Advisors and other affiliates of our advisor provide services for us related to acquisition, property management, asset management, financing, accounting, investor relations, and administration. The employees of Cole Capital, our dealer manager and an affiliate of our advisor, provide wholesale brokerage services.

We are dependent on our advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

We reimburse CR III Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting, offering and investor relations services to us, including personnel costs, subject to certain limitations. During the years ended December 31, 2011, 2010 and 2009, $6.8 million, $4.7 million and $1.5 million, respectively, were incurred for the reimbursement of services provided by CR III Advisors and its affiliates in connection with the acquisition, management and financing of our assets. In addition, during the years ended December 31, 2011, 2010 and 2009, $21.6 million, $14.0 million and $13.4 million, respectively, was recorded for the reimbursement of personnel costs and third-party costs allocated in connection with the issuance of shares pursuant to the Offerings.

Insurance

See sections captioned “— Acquisition and Investment Policies – Description of Leases” and “– Environmental Matters.”

Reportable Segments

We operate on a consolidated basis in our commercial properties segment. See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.

Competition

As we purchase properties for our portfolio, we are in competition with other potential buyers for the same properties, and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although our properties are currently 99% leased and we intend to acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

Concentration of Credit Risk

As of December 31, 2011, we had cash on deposit, including restricted cash, in ten financial institutions, seven of which had deposits in excess of current federally insured levels totaling $88.0 million; however we have not experienced any losses in such accounts. We limit investment of cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on cash.

As of December 31, 2011, no single tenant accounted for greater than 10% of our 2011 gross annualized rental revenues. As of December 31, 2011, tenants in the specialty retail, drugstore and grocery industries comprised 16%, 12% and 10%, respectively, of our 2011 gross annualized rental revenues. Additionally, we have certain geographic concentrations in our property holdings. In particular, as of December 31, 2011, 121 of our properties were located in Texas, accounting for 17% of our 2011 gross annualized rental revenues.

Environmental Matters

In connection with the ownership and operation of real estate, we potentially may be liable for costs and damages related to environmental matters. We own certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified us against future remediation costs. We also carry environmental liability insurance on our properties which provides coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. See “— Acquisition and Investment Policies – Conditions to Closing Our Acquisitions” for a description of the steps we may take to ensure environmental compliance in the properties we acquire.

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

Our share redemption program includes numerous restrictions that would limit your ability to sell your shares. Generally, you must have held your shares for one year in order to participate in our share redemption program. Subject to funds being available, we will further limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve months prior to the end of the fiscal quarter for which the redemptions are being paid (the “Trailing Twelve-month Cap”) (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the Trailing Twelve-month Cap); (2) all redemptions, including those upon the death or qualifying disability, are limited to those that can be funded with cumulative net proceeds from the sale of shares through our DRIP; and (3) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our distribution reinvestment plan. In an effort to accommodate redemption requests throughout the calendar year, we limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing twelve-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally is limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the quarterly percentage caps); however, our board of directors may waive these quarterly limitations in its sole discretion. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any quarter, in which case quarterly redemptions will be made in the manner described under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities— Share Redemption Program” appearing elsewhere in this Annual Report on Form 10-K. Our board of directors may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days prior written notice. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.

The offering price for our shares is not based on the book value or net asset value of our current or expected investments or our current or expected cash flow.

The offering price for our shares is not based on the book value or net asset value of our current or expected investments or our current or expected cash flow. Our board of directors intends to provide a reasonable estimate of the value of our shares within eighteen months after the end of the Follow-on Offering. Until such time as our board of directors determines a reasonable estimate of the value of our shares, the price of our shares is not intended to reflect the net asset value of our shares.

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

There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based primarily on anticipated cash flow from operations over time. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting investments for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties as offering proceeds become available, rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to you and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash from operations to make a distribution required to maintain our REIT status.

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

We have paid, and may continue to pay some or all of our distributions from sources other than cash flow from operations, including borrowings and proceeds from the sale of our securities or asset sales. Payments of distributions from sources other than cash flows from operations may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of your investment.

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

Because we have paid, and may continue to pay, distributions from sources other than our cash flow from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.

Our organizational documents permit us to make distributions from any source, including the sources described in the risk factor above. Because distribution funds may exceed our cash flow from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of your investment and could reduce your basis in our stock. A reduction in a stockholder’s basis in our stock could result in the stockholder recognizing more gain upon disposition of his or her shares, which in turn could result in greater taxable income to such stockholder. In addition, as of December 31, 2011, we had paid distributions in excess of our cash flow from operations, as defined by accounting principles generally accepted in the United States of America (“GAAP”), and we may continue to pay distributions in excess of our cash flow from operations in the future.

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

Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending any such claims, which would reduce the amount of funds available to operate our business and to pay distributions.

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

Our sponsor currently has simultaneous offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms. As a result, we may be seeking to acquire properties and other real estate-related investments at the same time as one or more of the other real estate programs sponsored by Cole Real Estate Investments managed by officers and key personnel of our advisor and/or its affiliates. In particular, CCIT, CCPT IV and Cole Income NAV Strategy are currently offering shares of common stock pursuant to effective registration statements and pursuing acquisitions of assets that may be suitable for us to acquire. Our executive officers and the executive officers of our advisor also are the executive officers of other REITs sponsored by Cole Real Estate Investments and/or their advisors, the general partners of partnerships sponsored by Cole Real Estate Investments and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Real Estate Investments. While the real estate programs sponsored by Cole Real Estate Investments have allocation procedures in place, there is a risk that our advisor’s allocation of investment properties may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate programs sponsored by Cole Real Estate Investments. In addition, we may compete with another real estate program sponsored by Cole Real Estate Investments for tenants and, as a result, we could suffer a loss of revenue due to delays in locating suitable tenants. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since other real estate programs sponsored by Cole Real Estate Investments may be competing with us for these investments.

Our officers face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.

Each of our executive officers, including Mr. Cole, who also serves as the chairman of our board of directors, is an officer of other real estate programs sponsored by Cole Real Estate Investments and one or more of the entities affiliated with our advisor. As a result, these individuals owe fiduciary duties to these other entities and their stockholders, members and limited partners. These additional fiduciary duties may create conflicts with the duties that they owe to us and our stockholders. There also will be competing demands on their time and resources, creating potential conflicts of interest in allocating their time between our business and these other activities. Should such persons devote insufficient time or resources to our business, it would hinder our ability to successfully implement our business strategy and to generate returns to you.

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

Since Mr. Cole and his affiliates control our advisor and advisors of other real estate programs sponsored by Cole Real Estate Investments, agreements and transactions between or among the parties with respect to any joint venture or other co-ownership arrangement will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers or co-owners, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive. We have adopted certain procedures for dealing with potential conflicts of interest as set forth in our charter.

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

We are not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), pursuant to an exemption in Section 3(c)(5)(C) of the Investment Company Act and certain No-Action Letters from the SEC. Pursuant to this exemption: (1) at least 55% of our assets must consist of real estate fee interests or loans secured exclusively by real estate or both; (2) at least 25% of our assets must consist of loans secured primarily by real estate (this percentage will be reduced by the amount by which the percentage in (1) above is increased); and (3) up to 20% of our assets may consist of miscellaneous investments. We intend to monitor compliance with these requirements on an ongoing basis. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

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

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors and officers, and our charter and the advisory agreement, in the case of our advisor and its affiliates, require us, subject to certain exceptions, to indemnify and advance expenses to our directors, our officers, and our advisor and its affiliates. Our charter permits us to provide such indemnification and advance for expenses to our employees and agents. Additionally, our charter limits, subject to certain exceptions, the liability of our directors and officers to us and our stockholders for monetary damages. Although our charter does not allow us to indemnify our directors or our advisor and its affiliates for any liability or loss suffered by them or hold harmless our directors or our advisor and its affiliates for any loss or liability suffered by us to a greater extent than permitted under Maryland law or the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association (the “NASAA REIT Guidelines”), we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce our recovery against them. In addition, our advisor is not required to retain cash to pay potential liabilities and it may not have sufficient cash available to pay liabilities if they arise. If our advisor is held liable for a breach of its fiduciary duty to us, or a breach of its contractual obligations to us, we may not be able to collect the full amount of any claims we may have against our advisor. We may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases, which would decrease the cash otherwise available for distribution to our stockholders.

Your interest in us will be diluted if we issue additional shares.

Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 1.0 billion shares of stock, of which 990.0 million shares are designated as common stock and 10.0 million are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. Investors purchasing shares in the Offerings likely will suffer dilution of their equity investment in us, in the event that we (1) sell shares in the Offerings or sell additional shares in the future, including those issued pursuant to our DRIP, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of CCPT III OP. In addition, the partnership agreement for CCPT III OP contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored by Cole Real Estate Investments, to merge into or cause the exchange or conversion of their interest in that entity for interests of CCPT III OP. Because the limited partnership interests of CCPT III OP may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between CCPT III OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.

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

Many of our properties are occupied by only one tenant or derive a majority of its rental income from a limited number of major tenants and, therefore, the success of those properties is materially dependent on the financial stability of such tenants. Such tenants face competition within their industries and other factors that could reduce their ability to make rent payments. For example, for our industrial properties, a general reduction in U.S. manufacturing activity could reduce our manufacturing tenants’ ability to pay rent. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose revenue from the property and force us to find an alternative source of revenue to meet any expenses associated with the property and prevent a foreclosure if the property is subject to a mortgage. In the event of a default by a single or major tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, we may not be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions to you.

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

The current market environment may adversely affect our operating results, financial condition and ability to pay distributions to our stockholders.

The global financial markets have undergone pervasive and fundamental disruptions since mid-2007. The disruptions in the global financial markets had an adverse impact on the availability of credit to businesses generally. To the extent that the global economic recession continues and/or intensifies, it has the potential to materially adversely affect the value of our properties and other investments we make, the availability or the terms of financing that we may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. If the current market environment was to persist or worsen or the global disruptions were to adversely affect the recovery of U.S. financial markets it could affect our operating results and financial condition as follows:

•

Debt Market — Since 2010, the volume of mortgage lending for commercial real estate has been increasing and lending terms have improved and continue to improve; however the real estate debt markets could begin experiencing increasing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies. Should overall borrowing costs increase, either by increases in the index rates or by increases in lender spreads, our operations may generate lower returns. In addition, dislocations in the debt markets could reduce the amount of capital that is available to finance real estate, which, in turn: (1) limits the ability of real estate investors to make new acquisitions and to potentially benefit from reduced real estate values or to realize enhanced returns on real estate investments; (2) could slow real estate transaction activity; and (3) may result in an inability to refinance debt as it becomes due. In addition, deterioration in the state of the debt markets could have a material adverse impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital. In addition, the failure of any lending source with which we entered, or enter, into a credit facility or line of credit would adversely affect our ability to meet our obligations if we were unable to replace the funding source.

•

Real Estate Market — The global economic recession caused commercial real estate values to decline substantially. The U.S. commercial real estate markets began a recovery in 2010 which has continued through 2011. However, if the global recession were to persist or worsen, or it were to affect the U.S. financial markets, there may be uncertainty in the valuation, or in the stability of the value, of the properties we own or may acquire that could result in a substantial decrease in the value of our properties. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings.

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

We diversify our cash and cash equivalents, and will continue to do so, among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor per insured bank for interest bearing accounts. We have cash and cash equivalents and restricted cash deposited in interest bearing accounts in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

Generally, each of our tenants is, and we expect, will be, responsible for insuring its goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts that our advisor determines are sufficient to cover reasonably foreseeable losses. Tenants of single-user properties leased on a triple net basis typically are required to pay all insurance costs associated with those properties. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase specific coverage against acts of terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available at reasonable cost, or at all, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

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

We have used, and may continue to use, proceeds from the Offerings to acquire properties upon which we will construct improvements. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

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

We have and may continue to enter into one or more contracts, either directly or indirectly through joint ventures with third parties, and we may enter into such contracts with other real estate programs sponsored by Cole Real Estate Investments, to acquire real property from a development company that is engaged in construction and development of commercial real properties. Properties acquired from a development company may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by a development company, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property. At the time of contracting and the payment of the earnest money deposit by us, the development company typically will not have acquired title to any real property. Typically, the development company will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may enter into such a contract with the development company even if at the time we enter into the contract, we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:

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

Our properties generally are subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we may not be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for the Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.

A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.

The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (1) the lease transfers ownership of the property to the lessee by the end of the lease term; (2) the lease contains a bargain purchase option; (3) the non-cancellable lease term is more than 75% of the useful life of the asset; or (4) if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.

Recently, the U.S. Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (“IASB”) initiated a joint project to develop new guidelines regarding lease accounting. The FASB and IASB (collectively, the “Boards”) recently issued exposure drafts (the “Exposure Drafts”), which propose substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation would be recorded on the tenant’s balance sheet for all lease arrangements. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to you.

The Exposure Drafts do not include a proposed effective date and are still being deliberated and subject to change. The Boards intend to complete their deliberations and publish a revised exposure draft during the second half of 2012; however, a final standard is not expected to be issued until 2013.

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

We have invested in, and may continue to invest in, various types of real estate-related securities.

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

The CMBS in which we have invested, and may continue to invest, are subject to all of the risks of the underlying mortgage loans, the risks of the securitization process and dislocations in the mortgage-backed securities market in general.

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

We intend to maintain the status of CCPT III OP, our operating partnership, as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as an entity taxable as a partnership, CCPT III OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate level tax on our income. This would substantially reduce the cash available to us to make distributions to you and the return on your investment. In addition, if any of the partnerships or limited liability companies through which CCPT III OP owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our operating partnership. Such a re-characterization of an underlying property owner also could threaten our ability to maintain REIT status.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to you.

Even if we maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”)) will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of CCPT III OP or at the level of the other entities through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to you.

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

The tax rate changes contained in the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 are currently scheduled to expire at the end of 2012. It is widely anticipated that this expiration will provoke a legislative response from Congress for tax years beginning after December 31, 2012; however, it is impossible to anticipate the effects of any such legislation at this time.

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed, for federal income tax purposes, as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.

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

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2011, we owned, through separate wholly-owned limited partnerships, limited liability companies or consolidated joint venture arrangements, a portfolio of 693 properties located in 47 states comprising 32.3 million gross rentable square feet of commercial space including square feet of buildings which are on land subject to ground leases for an aggregate purchase price of $5.2 billion. As of December 31, 2011, 502 of the properties were freestanding, single-tenant retail properties, 135 of the properties were freestanding, single-tenant commercial properties, 53 of the properties were multi-tenant retail properties and three were land parcels under construction. As of December 31, 2011, 99% of our rentable square feet was leased, with an average remaining lease term of 13.7 years. As of December 31, 2011, we had outstanding debt of $2.4 billion, secured by certain of our properties and the related tenant leases.

In addition, through two unconsolidated joint venture arrangements, as of December 31, 2011, we had interests in seven properties comprising 935,000 gross rentable square feet of commercial space (the “Unconsolidated Joint Ventures”). As of December 31, 2011, the Unconsolidated Joint Ventures held total assets of $72.1 million and non-recourse mortgage notes payable of $45.8 million.

Property Statistics

The following table shows the tenant diversification of our real estate portfolio, including properties owned through three consolidated joint venture arrangements (the “Consolidated Joint Ventures”), based on gross annualized rental revenue, as of December 31, 2011:

Tenant	Total Number of Leases	Rentable Square Feet (1)	2011 Gross Annualized Rental Revenue (in thousands)	Percentage of 2011 Gross Annualized Rental Revenue
Walgreens—drugstore	80	1,173,206	$30,011	7%
CVS—drugstore	57	909,845	23,727	5%
Albertson’s—grocery	33	1,923,485	23,009	5%
Microsoft Corporation—technology	1	561,584	22,698	5%
Petsmart—specialty retail	32	1,083,912	20,438	5%
BJ’s Wholesale Club—warehouse club	3	2,229,933	18,848	4%
Apollo Group—education	1	599,664	14,557	3%
Wal-Mart—discount retail	7	1,775,575	13,807	3%
Kohl’s—department store	19	1,536,992	13,651	3%
Home Depot—home improvement	12	1,851,825	13,503	3%
Other	927	18,642,120	249,730	57%

	1,172	32,288,141	$443,979	100%

(1)	Including square feet of buildings which are on land subject to ground leases.

The following table shows the tenant industry diversification of real estate portfolio, including the Consolidated Joint Ventures, based on gross annualized rental revenue, as of December 31, 2011:

Industry	Total Number of Leases	Rentable Square Feet (1)	2011 Gross Annualized Rental Revenue (in thousands)	Percentage of 2011 Gross Annualized Rental Revenue
Specialty Retail	355	4,903,066	$72,346	16%
Drugstore	137	2,083,051	53,738	12%
Grocery	65	3,594,617	44,805	10%
Restaurant	188	1,076,254	35,579	8%
Fitness and Health	45	1,461,445	35,046	8%
Technology	1	561,584	22,698	5%
Warehouse Club	5	2,474,842	20,685	5%
Distribution	14	3,960,775	20,029	5%
Home Improvement	20	2,924,180	19,306	4%
Education	3	617,588	14,971	4%
Other	339	8,630,739	104,776	23%

	1,172	32,288,141	$443,979	100%

(1)	Including square feet of buildings which are on land subject to ground leases.

The following table shows the geographic diversification of our real estate portfolio, including the Consolidated Joint Ventures, based on gross annualized rental revenue, as of December 31, 2011:

Location	Total Number of Properties	Rentable Square Feet (1)	2011 Gross Annualized Rental Revenue (in thousands)	Percentage of 2011 Gross Annualized Rental Revenue
Texas	121	5,117,851	$75,565	17%
Arizona	30	2,525,424	41,877	9%
Florida	43	2,909,863	32,578	7%
California	16	2,050,955	27,951	6%
Georgia	33	1,744,301	24,383	5%
Washington	1	583,179	23,077	5%
Illinois	38	1,087,109	21,946	5%
North Carolina	25	1,379,690	11,429	3%
Michigan	28	859,291	11,118	3%
South Carolina	20	990,499	10,664	2%
Other	338	13,039,979	163,391	38%

	693	32,288,141	$443,979	100%

(1)	Including square feet of buildings which are on land subject to ground leases.

Leases

Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of the properties owned provide for initial terms of 10 to 20 years. As of December 31, 2011, the weighted average remaining lease term, including the Consolidated Joint Ventures, was 13.7 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain of the leases require us to maintain the roof and structure. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $17,000 to $22.7 million (average of $445,225). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.

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

The following table shows lease expirations of our real estate portfolio, including the Consolidated Joint Ventures, as of December 31, 2011, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2011 Gross	Percentage of
			Annualized	2011 Gross
	Total Number	Leased Square	Rental Revenue	Annualized
Year of Lease Expiration	of Leases	Feet Expiring(1)	(in thousands)	Rental Revenue
2012	61	154,820	$3,068	<1%
2013	70	460,670	4,366	<1%
2014	52	160,169	3,164	<1%
2015	52	163,963	2,913	<1%
2016	71	754,989	9,651	2%
2017	48	576,643	7,332	2%
2018	74	1,462,211	18,356	4%
2019	63	1,596,582	20,341	5%
2020	40	554,114	7,030	2%
2021	59	2,422,673	29,965	7%
Thereafter	582	23,639,286	337,793	76%

	1,172	31,946,120	$443,979	100%

(1)	Including square feet of buildings which are on land subject to ground leases.

Notes Payable Information

As of December 31, 2011, the Company and its Consolidated Joint Ventures had $2.4 billion of debt outstanding, consisting of (1) $1.6 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), which includes $415.7 of variable rate mortgage loans swapped to fixed rates, (2) $136.8 million in variable rate mortgage loans, including construction facilities, (the “Variable Rate Debt”), (3) $647.8 million outstanding under the Credit Facility and (4) $29.4 outstanding under repurchase agreements (the “Repurchase Agreements”). The Fixed Rate Debt has annual interest rates ranging from 3.99% to 6.83% per annum, with certain debt containing LIBOR floors, and various maturity rates ranging from August 2012 through January 2022, with a weighted average years to maturity of 6.8 years. The Variable Rate Debt has interest rates ranging from LIBOR plus 225 basis points to 300 basis points per annum, and various maturity dates from October 2012 through April 2016. The Credit Facility provides borrowings up to $857.5 million, which includes a $278.75 million term loan (the “Term Loan”) and up to $578.75 million in revolving loans (the “Revolving Loans”). The Revolving Loans and Term Loan had a combined weighted average interest rate of 2.85% as of December 31, 2011. The Credit Facility matures in June 2014. The Repurchase Agreements provide for short-term financing in which we pledge our marketable securities as collateral to secure loans made by the lender and generally have a term of 90 days with annual interest rates ranging from 1.79% to 2.19%.

The total debt outstanding has a weighted average years to maturity of 5.4 years and weighted average interest rate of 4.48%. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the total debt outstanding was $4.6 billion as of December 31, 2011. See Note 9 to our consolidated financial statements that are part of this Annual Report on Form 10-K for more information regarding the notes payable outstanding.

The notes payable contain customary default provisions and may generally be prepaid subject to meeting certain requirements and payment of a prepayment premium as specified in the respective loan agreement. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (1) the maximum rate permitted by applicable law, or (2) the then-current interest rate plus a percentage specified in the respective loan agreement, which ranges from 3.00% to 6.80%. Notwithstanding the prepayment limitations, we may sell the properties to a buyer that assumes the respective note payable. The transfer would be subject to the conditions set forth in the respective note payable, including without limitation the lender’s approval of the proposed buyer and the payment of the lender’s fees, costs and expenses associated with the sale of the property and the assumption of the loan. Certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on leverage ratios and variable rate debt. The notes payable are generally non-recourse to us and CCPT III OP, but both are liable for customary non-recourse carve-outs.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any pending legal proceedings, other than ordinary routine litigation incidental to our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 26, 2012, we had approximately 464.8 million shares of common stock outstanding, held by a total of 102,273 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.

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

Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the per share estimated value of our common stock to those fiduciaries who request such reports. In addition, in order for FINRA members and their associated persons to participate in the offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which is was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $10.00 per share as of December 31, 2011. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per share if a market did exist. No later than 18 months after the last offering of shares, the value of the properties and other assets will be based on valuations of either our assets or us as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our enterprise as a whole. Prior to the independent valuation, we intend to use the offering price of shares in the most recent offering as the per share estimated value.

Share Redemption Program

Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.

Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present all or a portion consisting of at least the lesser of (1) 25% of the holder’s shares; or (2) a number of shares with an aggregate redemption price of at least $2,500 in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to fund such redemption. We will not pay to Cole Capital, our board of directors, advisor or its affiliates any fees to complete any transactions under our share redemption program.

During the term of the Follow-on Offering and any subsequent public offering, and until such time as our board of directors determines a reasonable estimate of the value of our shares, the redemption price per share (other than for shares purchased pursuant to our DRIP) will depend on the price paid for the shares and the length of time the stockholders have held such shares as follows: after one year from the purchase date, 95% of the amount paid for each share; after two years from the purchase date, 97.5% of the amount paid for each share; and after three years from the purchase date, 100% of the amount paid for each share. During this time period, the redemption price for shares purchased pursuant to our DRIP will be the amount paid for such shares. (In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Accordingly, the redemption price will reflect a stockholder’s reduced purchase price if selling commissions were discounted or waived and/or a dealer manager fee was waived. At any time we are engaged in an offering of shares, the per share price for shares purchased under our redemption program will always be equal to or lower than the applicable per share offering price.

After such time as our board of directors has determined a reasonable estimated value of our shares, the per share redemption price (other than for shares purchased pursuant to our DRIP) will depend on the length of time the stockholders have held such shares as follows: after one year from the purchase date, 95% of the Estimated Share Value (defined below); after two years from the purchase date, 97.5% of the Estimated Share Value; and after three years from the purchase date, 100% of the Estimated Share Value. During this time period, the redemption price for shares purchased pursuant to our DRIP will be 100% of the Estimated Share Value. (In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock.) For purposes of establishing the redemption price per share, “Estimated Share Value” shall mean the most recently disclosed reasonable estimated value of our shares of common stock as determined by our board of directors, including a majority of our independent directors.

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

We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In the event of the death of a stockholder, we must receive notice from the stockholder’s estate within 270 days after the stockholder’s death. In addition, in the event that a stockholder redeems all of their shares, any shares that were purchased pursuant to our DRIP will be excluded from the one-year holding requirement. Also, for purposes of the one-year-holding period, limited partners of CCPT III OP who exchanged their limited partnership units for shares of our common stock will be deemed to have owned their shares as of the date the CCPT III OP units were issued. Shares redeemed in connection with a stockholder’s death, during the term of our offering and until such time as our board of directors determines a reasonable estimated value of our shares, will be redeemed at a purchase price equal to 100% of the amount actually paid for the shares. Shares redeemed in connection with a stockholder’s death, after such time as our board of directors has determined a reasonable estimated value of our shares, will be redeemed at a purchase price per share equal to 100% of the Estimated Share Value. Shares redeemed in connection with a stockholder’s bankruptcy or other exigent circumstance within one year from the purchase date will be redeemed at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date.

We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our DRIP. In an effort to accommodate redemption requests throughout the calendar year, we intend to limit quarterly redemptions to approximately one-fourth of 5% (1.25%) of the weighted average number of shares outstanding during the trailing twelve month period ending on last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP; however, our management may waive these quarterly limitations in its sole discretion. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any quarter, in which case quarterly redemptions will be made pro rata, except as described below. Our management also reserves the right in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason.

Our program provides that we will redeem our shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for us to repurchase the shares in the month following the end of that fiscal quarter. A stockholder may withdraw a request to have shares redeemed, but all such requests generally must be submitted prior to the last business day of the applicable fiscal quarter. Any redemption capacity that is not used as a result of the withdrawal or rejection of redemption requests may be used to satisfy the redemption requests of other stockholders received for that fiscal quarter, and such redemption payments may be made at a later time than when that quarter’s redemption payments are made.

We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares. While deceased stockholders’ shares will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares would be completed in full, assuming sufficient proceeds from the sale of shares under our distribution reinvestment plan were available. If sufficient proceeds from the sale of shares under our DRIP were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares would be honored on a pro rata basis. We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, the investor may resubmit the unsatisfied portion of the prior request for redemption, a new request for redemption of such shares must be submitted prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.

Our board of directors may choose to amend, suspend or terminate our share redemption program at any time upon 30 days’ notice to our stockholders. Additionally, we will be required to discontinue sales of shares under our DRIP the date we sell all of the shares registered for sale under our DRIP, unless we file a new registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our DRIP, the discontinuance or termination of our DRIP will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act. During the Follow-on Offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.

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

The shares we redeem under our share redemption program will be cancelled and will return to the status of authorized but unissued shares. We do not intend to resell such shares to the public unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.

During the year ended December 31, 2011, we received valid redemption requests relating to approximately 4.3 million shares, which we redeemed in full for $41.9 million (an average of $9.69 per share) under our share redemption program. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Follow-on Offering. During the year ended December 31, 2010, we redeemed approximately 1.2 million shares under our share redemption program, at an average redemption price of $9.68 per share for an aggregate redemption price of $11.7 million. During the years ended December 31, 2011 and 2010, we issued approximately 11.6 million and approximately 6.9 million shares of common stock under our DRIP, respectively, for proceeds of $110.1 million and $65.2 million, respectively, which was recorded as redeemable common stock on the consolidated balance sheets, net of redeemed shares.

During the three-month period ended December 31, 2011, we redeemed shares as follows:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part	Shares that May Yet Be
	of Shares	Average Price	of Publicly Announced	Purchased Under the
	Redeemed	Paid per Share	Plans or Programs	Plans or Programs
October 2011	—	—	—	(1)
November 2011	1,030,070	$9.71	1,030,070	(1)
December 2011	—	—	—	(1)

Total	1,030,070		1,030,070	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Distributions

We elected to be taxed and qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2009. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains). One of our primary goals is to pay regular (monthly) distributions to our stockholders.

For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. Further, the amount of distributions in excess of a U.S. stockholder’s tax basis in such shares will be taxable as a gain realized from the sale of those shares.

The following table shows the character of the distributions we paid on a per share basis during the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	Total	Distributions Paid	Nontaxable	Ordinary
	Distributions Paid	per Common Share	Distributions	Dividends
2011	$194,877	$0.65	$0.25	$0.40
2010	$112,613	$0.64	$0.29	$0.35

Use of Public Offering Proceeds

On October 1, 2008, our Registration Statement on Form S-11 (SEC Registration No. 333-149290), covering a public offering of up to 230.0 million shares of common stock to be offered at a price of $10.00 per share, subject to reduction in certain circumstances, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covered up to 20.0 million shares of common stock available pursuant to our DRIP. On September 22, 2010, our Registration Statement on Form S-11 (SEC Registration No. 333-164884) for the Follow-on Offering of up to 275.0 million shares of our common stock was declared effective by the SEC. The Company commenced sales of its common stock pursuant to the Follow-on Offering following the termination of the Initial Offering on October 1, 2010. The remaining approximately 32.5 million unsold shares in the Initial Offering have been deregistered. The primary portion of our Follow-on Offering closed to new investors on February 29, 2012; however, our general policy is to accept subscription agreements signed by the investor on or before February 29, 2012, which are received in good order. In April of 2012, we intend to deregister all remaining unsold shares from the Follow-on Offering.

As of December 31, 2011, we had issued approximately 390.8 million shares in the Offerings for gross proceeds of $3.9 billion, out of which we paid $328.1 million in selling commissions and dealer manager fees and $49.0 million in organization and offering costs to our advisor or its affiliates. With the net offering proceeds, we and the Consolidated Joint Ventures acquired $5.3 billion in real estate and related assets and interests in the Unconsolidated Joint Ventures of $23.8 million and incurred $137.7 million in acquisition related costs. As of March 26, 2012, we have sold approximately 471.3 million shares in the Offerings for gross offering proceeds of $4.7 billion.

ITEM 6.	SELECTED FINANCIAL DATA

The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements.

	sep 30,	sep 30,	sep 30,	sep 30,
				For the Period from
				January 22, 2008
				(Date of Inception) to
	Year Ended December 31,			December 31,
	2011	2010	2009	2008
Balance Sheet Data:
Total investment in real estate assets, net	$5,139,838	$2,987,707	$718,368	$—
Investment in mortgage notes receivable, net	$64,683	$63,933	$—	$—
Investment in marketable securities	$41,750	$—	$—	$—
Investment in marketable securities pledged as collateral	$72,379	$—	$—	$—
Cash and cash equivalents	$216,353	$109,942	$278,717	$172
Restricted cash	$17,540	$12,123	$1,191	$2,849
Investment in unconsolidated joint ventures	$21,543	$14,966	$—	$—
Total assets	$5,697,568	$3,243,658	$1,005,895	$3,033
Notes payable, credit facility and repurchase agreements	$2,373,984	$1,061,207	$129,302	$—
Due to affiliates	$4,847	$804	$743	$—
Acquired below market lease intangibles, net	$93,330	$66,815	$20,032	$—
Redeemable common stock	$134,101	$65,898	$12,382	$—
Stockholders’ equity	$2,982,988	$1,996,781	$831,463	$99
Operating Data:
Total revenue	$366,302	$143,556	$23,003	$—
General and administrative expenses	$10,195	$5,934	$2,161	$—
Property operating expenses	$28,393	$8,689	$594	$105
Property and asset management expenses	$30,573	$12,270	$1,993	$—
Acquisition related expenses	$59,433	$58,696	$18,564	$—
Depreciation and amortization	$106,321	$39,328	$5,474	$—
Operating income (loss)	$131,387	$18,639	$(5,783)	$(105)
Equity in income (loss) of unconsolidated joint ventures	$1,475	$(206)	$—	$—
Interest and other income	$345	$1,277	$500	$4
Interest expense	$87,436	$26,313	$2,538	$—
Net income (loss) attributable to the Company	$45,296	$(6,293)	$(7,821)	$(101)
Modified funds from operations(1)	$212,853	$93,420	$16,217	$—
Cash Flow Data:
Net cash provided by operating activities	$145,681	$35,792	$75	$(28)
Net cash used in investing activities	$(2,350,677)	$(2,340,776)	$(702,105)	$(2,849)
Net cash provided by financing activities	$2,311,407	$2,136,209	$980,575	$3,049
Per Share Data:
Net income (loss) attributable to the Company—basic and diluted	$0.15	$(0.04)	$(0.20)	$(5.06)
Distributions declared	$0.65	$0.70	$0.68	$—
Weighted average shares outstanding—basic and diluted	309,363,838	174,764,966	40,060,709	20,000

(1)	See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations” for information regarding why we present modified funds from operations and for a reconciliation of this non-GAAP financial measure to net income (loss). As we commenced our principal operations on January 6, 2008, this non-GAAP financial measure is not applicable for the period from January 22, 2008 to December 31, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” section of this Annual Report on Form 10-K and our accompanying consolidated financial statements and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We were formed on January 22, 2008 to acquire and operate a diverse portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. We commenced our principal operations on January 6, 2009. Prior to such date, we were considered a development stage company. We acquired our first real estate property on January 6, 2009. We commenced sales under our Follow-on Offering after the termination of the Initial Offering on October 1, 2010. We have no paid employees and are externally advised and managed by our advisor. We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property acquisition indebtedness and acquisition and operating expenses. Rental and other property income accounted for 91%, 92% and 98% of total revenue during the years ended December 31, 2011, 2010 and 2009, respectively. As 99% of our rentable square feet was under lease as of December 31, 2011, with an average remaining lease term of 13.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of December 31, 2011, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 44%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with future property acquisitions or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions or refinancing, our results of operations may be adversely affected.

Recent Market Conditions

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Since 2010, the volume of mortgage lending for commercial real estate has been increasing and lending terms improved; however, such lending activity continues to be significantly less than previous levels. Although lending market conditions have improved and they continue to improve, certain factors continue to negatively affect the lending environment, including the sovereign credit issues of certain countries in the European Union. We have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We have managed, and expect to continue to manage, the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowing on our existing Credit Facility, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing.

The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets, by causing higher tenant vacancies, declining rental rates and declining property values. In 2011, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have observed an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of December 31, 2011, 99% of our rentable square feet was under lease. However, if the recent improvements in economic conditions do not continue, we may experience significant vacancies or be required to reduce rental rates on occupied space. If we do experience significant vacancies, our advisor will actively seek to lease our vacant space; however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced. In addition, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property may increase as a result.

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

Investment in and Valuation of Real Estate and Related Assets

Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate and related assets consist of construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate and related assets and leasing costs. All repairs and maintenance are expensed as incurred.

Real estate assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of our assets by class are generally as follows:

Building and capital improvements	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted cash flows do not exceed the carrying value, we will adjust the real estate and related assets and liabilities to their respective fair values and recognize an impairment loss. Generally fair value is determined using a discounted cash flow analysis and recent comparable sales transactions.

When developing estimates of expected future cash flows, we make certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of our real estate and related assets.

When a real estate asset is identified by us as held for sale, we cease depreciation and amortization of the assets and liabilities related to the property and estimate the fair value, net of selling costs. If, in our opinion, the fair value, net of selling costs, of the asset is less than the carrying value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs.

Allocation of Purchase Price of Real Estate and Related Assets

Upon the acquisition of real properties, we allocate the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to us, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by us in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

The fair values of above market and below market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities, respectively. Above market lease values are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not we expect a tenant to execute a bargain renewal option, we evaluate economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, our relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated, in part, by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

We estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the mortgage note’s outstanding principal balance is amortized to interest expense over the term of the respective mortgage note payable.

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of management’s purchase price, which could impact our results of operations.

Revenue Recognition

Certain properties have leases where minimum rental payments increase during the term of the lease. We record rental income for the full term of each lease on a straight-line basis. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of determining this calculation. We defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in rental income in the period when such costs are incurred.

Investment in Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures as of December 31, 2011 consists of our interest in the Unconsolidated Joint Ventures. Consolidation of these investments is not required as the entities do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined by GAAP. Both management and the joint venture partner must approve decisions about the respective entity’s activities that significantly influence the economic performance of the entity.

We account for the Unconsolidated Joint Ventures using the equity method of accounting. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the joint venture’s earnings and distributions. Each of the Unconsolidated Joint Ventures is evaluated for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other than temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in a joint venture for potential impairment requires our management to exercise significant judgment and make certain assumptions. The use of different judgments and assumptions could result in different conclusions.

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

Investment in Marketable Securities

Investments in marketable securities consist of investments in CMBS, including those pledged as collateral. We classify our investments as available-for-sale as we intend to hold our investments until maturity, however we may sell them prior to their maturity. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on quoted market prices from third party trading desks, where available. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.

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

Amortization and accretion of premiums and discounts on available-for-sale securities are recognized in interest income on marketable securities over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.

Income Taxes

We elected to be taxed and currently qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, we are required, among other things, to distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. In addition, we generally will not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualification for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Derivative Instruments and Hedging Activities

We account for our derivative instruments, including certain derivative instruments embedded in other contracts, at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations. Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities, and the determination of hedge effectiveness can involve significant estimates. If we incorrectly estimate the fair value of derivatives and hedge effectiveness, our net income could be impacted.

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets, including the Consolidated Joint Ventures, as of December 31, 2011, 2010, and 2009:

	2011	2010	2009
Number of commercial properties (1)	693	449	133
Approximate rentable square feet (2)	32.3 million	17.7 million	4.9 million
Percentage of rentable square feet leased	99%	99%	99%

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.
(2)	Including square feet of the buildings on land that are subject to ground leases.

The following table summarizes our real estate investment activity, including the Consolidated Joint Ventures, during the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Commercial properties acquired (1)	244	316	133
Approximate purchase price of acquired properties	$2.2 billion	$2.3 billion	$703.8 million
Approximate rentable square feet (2)	14.4 million	13.0 million	4.9 million

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.
(2)	Including square feet of the buildings on land that are subject to ground leases.

As shown in the tables above, we and our Consolidated Joint Ventures owned 693 commercial properties as of December 31, 2011, compared to 449 commercial properties as of December 31, 2010. Accordingly, our results of operations for the year ended December 31, 2011, as compared to the year ended December 31, 2010, reflect significant increases in most categories.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue. Revenue increased $222.7 million, or 155%, to $366.3 million for the year ended December 31, 2011, compared to $143.6 million for the year ended December 31, 2010. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 91% of total revenues during each of the years ended December 31, 2011 and 2010.

Rental and other property income increased $200.4 million, or 152%, to $332.5 million for the year ended December 31, 2011, compared to $132.1 million for the year ended December 31, 2010. The increase was primarily due to the acquisition of 244 rental income-producing properties subsequent to December 31, 2010. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $25.9 million of tenant reimbursement income during the year ended December 31, 2011, compared to $7.9 million during the year ended December 31, 2010.

Interest income on mortgage notes receivable increased $1.9 million, or 51%, to $5.5 million for the year ended December 31, 2011, compared to $3.6 million for the year ended December 31, 2010 as we acquired the mortgage notes receivable on April 30, 2010.

In addition, we recorded interest income on marketable securities of $2.4 million for the year ended December 31, 2011 due to the acquisition of 11 CMBS for $112.0 million. During the year ended December 31, 2010, we did not own any marketable securities.

General and Administrative Expenses. General and administrative expenses increased $4.3 million, or 72%, to $10.2 million for the year ended December 31, 2011, compared to $5.9 million for the year ended December 31, 2010. The increase was primarily due to increased trustee fees and operating expense reimbursements as a result of an increase in the number of stockholders of record and the acquisition of 244 rental income-producing properties subsequent to December 31, 2010. The primary general and administrative expense items are trustee fees, state franchise and income taxes, accounting fees, operating expense reimbursements to our advisor and unused credit facility fees.

Property Operating Expenses. Property operating expenses increased $19.7 million, or 227%, to $28.4 million for the year ended December 31, 2011, compared to $8.7 million for the year ended December 31, 2010. The increase was primarily due to increased property taxes, repairs and maintenance and insurance expenses relating to the acquisition of 244 rental income-producing properties subsequent to December 31, 2010. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.

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

Property and asset management expenses increased $18.3 million, or 149%, to $30.6 million for the year ended December 31, 2011, compared to $12.3 million for the year ended December 31, 2010. Property management fees increased $5.3 million, or 221%, to $8.3 million for the year ended December 31, 2011 from $3.0 million for the year ended December 31, 2010. The increase in property management fees was primarily due to an increase in rental and other property income to $332.5 million for the year ended December 31, 2011, from $132.1 million for the year ended December 31, 2010, related to revenues from the 244 properties, including 32 multi-tenant properties, acquired subsequent to December 31, 2010.

Asset management fees increased $12.2 million, or 154%, to $20.1 million for the year ended December 31, 2011, from $7.9 million for the year ended December 31, 2010. The increase in asset management fees was primarily due to an increase in the average invested assets to $4.2 billion for the year ended December 31, 2011, from $1.9 billion for the year ended December 31, 2010.

In addition, during the year ended December 31, 2011, we recorded $2.2 million related to reimbursement of expenses incurred by our advisor in performing property and asset management services, compared to $1.4 million for the year ended December 31, 2010. The increase was primarily due to expenses incurred by our advisor related to management of 244 rental income-producing properties acquired subsequent to December 31, 2010.

Acquisition Related Expenses. Acquisition related expenses remained relatively constant, increasing $737,000, or 1%, to $59.4 million for the year ended December 31, 2011, compared to $58.7 million for the year ended December 31, 2010, as we acquired a comparable amount of real estate in each of the years ended December 31, 2011 and 2010. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We also reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan other than for personnel costs for which our advisor receives acquisition fees.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $67.0 million, or 170%, to $106.3 million for the year ended December 31, 2011, compared to $39.3 million for the year ended December 31, 2010. The increase was primarily due to an increase in the average invested assets to $4.2 billion for the year ended December 31, 2011, from $1.9 billion for the year ended December 31, 2010.

Equity in Income (Loss) of Unconsolidated Joint Ventures. We recorded income of $1.5 million for the year ended December 31, 2011, which represented our share of the Unconsolidated Joint Ventures’ net income. During the year ended December 31, 2010, we recorded our share of one of the Unconsolidated Joint Ventures’ net loss of $206,000. The net loss was primarily due to acquisition related expenses.

Interest and Other Income. Interest and other income decreased $932,000, or 73%, to $345,000 for the year ended December 31, 2011, compared to $1.3 million for the year ended December 31, 2010. The decrease was primarily due to lower average uninvested cash of $163.1 million during the year ended December 31, 2011, as compared to $194.3 million during the year ended December 31, 2010, primarily as a result of acquiring 244 rental income-producing properties subsequent to December 31, 2010.

Interest Expense. Interest expense increased $61.1 million, or 232%, to $87.4 million for the year ended December 31, 2011, compared to $26.3 million during the year ended December 31, 2010. The increase was primarily due to an increase in the average aggregate amount of notes payable outstanding to $1.7 billion during the year ended December 31, 2011, from $595.3 million for the year ended December 31, 2010.

Year ended December 31, 2010 Compared to Year ended December 31, 2009

Revenue. Revenue increased $120.6 million, or 524%, to $143.6 million for the year ended December 31, 2010, compared to $23.0 million for the year ended December 31, 2009. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 92% and 98% of total revenues during the years ended December 31, 2010 and 2009, respectively.

Rental and other property income increased $109.5 million, or 485%, to $132.1 million for the year ended December 31, 2010, compared to $22.6 million for the year ended December 31, 2009. The increase was primarily due to the acquisition of 316 rental income-producing properties subsequent to December 31, 2009. We also pay certain operating expenses subject to reimbursement by the tenant, which resulted in $7.9 million of tenant reimbursement income during the year ended December 31, 2010, compared to $404,000 during the year ended December 31, 2009. In addition, we recorded interest income on mortgage notes receivable of $3.6 million during the year ended December 31, 2010. During the year ended December 31, 2009, we did not own any mortgage notes receivable.

General and Administrative Expenses. General and administrative expenses increased $3.7 million, or 168%, to $5.9 million for the year ended December 31, 2010, compared to $2.2 million for the year ended December 31, 2009. The increase was primarily due to the acquisition of 316 rental income-producing properties subsequent to December 31, 2009. In addition, we incurred operating expenses relating to costs paid by our advisor in providing administrative services to us, which are reimbursable to our advisor pursuant to the advisory agreement subject to certain limitations, of $1.6 million during the year ended December 31, 2010, compared to $744,000 for the year ended December 31, 2009. The primary general and administrative expense items were operating expenses reimbursable to our advisor, escrow and trustee fees, state franchise and income taxes, accounting fees and unused credit facility fees.

Property Operating Expenses. Property operating expenses increased $8.1 million, or 1,364%, to $8.7 million for the year ended December 31, 2010, compared to $594,000 for the year ended December 31, 2009. The increase was primarily due to increased property taxes, repairs and maintenance and insurance expenses relating to the acquisition of 316 rental income-producing properties subsequent to December 31, 2009. The primary property operating expense items are property taxes, repairs and maintenance and insurance.

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

Property and asset management expenses increased $10.3 million, or 515%, to $12.3 million for the year ended December 31, 2010, compared to $2.0 million for the year ended December 31, 2009. Property management fees increased $2.5 million, or 545%, to $3.0 million for the year ended December 31, 2010 from $459,000 for the year ended December 31, 2009. The increase in property management fees was primarily due to an increase in rental and other property income to $132.1 million for the year ended December 31, 2010, from $22.6 million for the year ended December 31, 2009, related to revenues from the 316 properties acquired subsequent to December 31, 2009.

Asset management fees increased $6.6 million, or 508%, to $7.9 million for the year ended December 31, 2010, from $1.3 million for the year ended December 31, 2009. The increase in asset management fees was primarily due to an increase in the average invested assets to $1.9 billion for the year ended December 31, 2010 from $351.9 million for the year ended December 31, 2009.

In addition, during the year ended December 31, 2010, we recorded $1.4 million related to reimbursement of expenses incurred by our advisor in performing property and asset management services, compared to $238,000 for the year ended December 31, 2009. The increase was primarily due to expenses incurred by our advisor related to management of 316 new rental income-producing properties acquired subsequent to December 31, 2009.

Acquisition Related Expenses. Acquisition related expenses increased $40.1 million, or 216%, to $58.7 million for the year ended December 31, 2010, compared to $18.6 million for the year ended December 31, 2009. The increase is due to the recording of acquisition related expenses incurred in connection with the purchase of 316 commercial properties, for an aggregate purchase price of $2.2 billion, during the year ended December 31, 2010, compared to 133 commercial properties, for an aggregate purchase price of $703.8 million, during the year ended December 31, 2009. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We may also be required to reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan other than for personnel costs for which our advisor receives acquisition fees. During the year ended December 31, 2010 and 2009, we recorded $1.6 million and $399,000, respectively, of such acquisition expenses paid by our advisor.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $33.8 million, or 615%, to $39.3 million for the year ended December 31, 2010, compared to $5.5 million for the year ended December 31, 2009. The increase was primarily due to an increase in the average gross aggregate book value of properties to $1.9 billion for the year ended December 31, 2010 from $351.9 million for the year ended December 31, 2009.

Equity in Loss of Unconsolidated Joint Venture. We recorded a loss of $206,000 for the year ended December 31, 2010 which represented our share of one of the Unconsolidated Joint Ventures’ net loss. This net loss was primarily due to acquisition costs expensed by one of the Unconsolidated Joint Ventures relating to the acquisition of six properties during the year ended December 31, 2010. During the year ended December 31, 2009, we did not have any interests in joint ventures.

Interest and Other Income. Interest and other income increased $777,000, or 155%, to $1.3 million for the year ended December 31, 2010, compared to $500,000 for the year ended December 31, 2009. The increase was primarily due to higher average uninvested cash of $194.3 million during the year ended December 31, 2010, as compared to $139.4 million during the year ended December 31, 2009 primarily due to an increase in cash from operating activities, shares sold in the Offerings and debt issuances, which was primarily offset by investment in real estate and related assets during the year ended December 31, 2010.

Interest Expense. Interest expense increased $23.8 million, or 952%, to $26.3 million for the year ended December 31, 2010, compared to $2.5 million during the year ended December 31, 2009. The increase was primarily due to an increase in the average aggregate amount of notes payable outstanding to $595.3 million during the year ended December 31, 2010 from $64.7 million for the year ended December 31, 2009.

Portfolio Information

Real Estate Portfolio

As of December 31, 2011, we and our Consolidated Joint Ventures owned 693 properties located in 47 states, the gross rentable space of which was 99% leased with an average lease term remaining of 13.7 years.

As of December 31, 2011, our five highest tenant concentrations, including the Consolidated Joint Ventures and based on annualized gross rental revenue, were as follows:

			2011 Gross	Percentage of
		Rentable	Annualized	2011 Gross
	Total Number	Square	Rental Revenue	Annualized
Tenant	of Leases(1)	Feet(2)	(in thousands)	Rental Revenue
Walgreens—drugstore	80	1,173,206	$30,011	7%
CVS—drugstore	57	909,845	23,727	5%
Albertson’s—grocery	33	1,923,485	23,009	5%
Microsoft Corporation—technology	1	561,584	22,698	5%
Petsmart—specialty retail	32	1,083,912	20,438	5%

	203	5,652,032	$119,883	27%

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.
(2)	Including square feet of the buildings on land that are subject to ground leases.

As of December 31, 2011, our five highest tenant industry concentrations, including the Consolidated Joint Ventures and based on annualized gross rental revenue, were as follows:

			2011 Gross	Percentage of
			Annualized	2011 Gross
	Total Number	Rentable	Rental Revenue	Annualized
Industry	of Leases(1)	Square Feet (2)	(in thousands)	Rental Revenue
Specialty Retail	355	4,903,066	$72,346	16%
Drugstore	137	2,083,051	53,738	12%
Grocery	65	3,594,617	44,805	10%
Restaurant	188	1,076,254	35,579	8%
Fitness and Health	45	1,461,445	35,046	8%

	790	13,118,433	$241,514	54%

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.
(2)	Including square feet of the buildings on land that are subject to ground leases.

As of December 31, 2011, our five highest geographic concentrations, including the Consolidated Joint Ventures and based on annualized gross rental revenue, were as follows:

			2011 Gross	Percentage of
			Annualized	2011 Gross
	Total Number	Rentable	Rental Revenue	Annualized
Location	of Properties(1)	Square Feet(2)	(in thousands)	Rental Revenue
Texas	121	5,117,851	$75,565	17%
Arizona	30	2,525,424	41,877	9%
Florida	43	2,909,863	32,578	7%
California	16	2,050,955	27,951	6%
Georgia	33	1,744,301	24,383	5%

	243	14,348,394	$202,354	44%

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.
(2)	Including square feet of the buildings on land that are subject to ground leases.

For more information on diversification and statistics of our wholly-owned real estate assets, see “Item 2 — Properties” above.

Mortgage Notes Receivable and CMBS Portfolio

As of December 31, 2011, we owned two mortgage notes receivable with an aggregate book value of $64.7 million, each secured by an office building subject to a net lease, that mature on October 1, 2018. In addition, as of December 31, 2011, we owned 11 CMBS, with an estimated aggregate fair value of $114.1 million.

Investment in Unconsolidated Joint Ventures

As of December 31, 2011, through two unconsolidated joint venture arrangements, we had interests in seven properties comprising 935,000 gross rentable square feet of commercial space including square feet of buildings on land that are subject to ground leases. The Unconsolidated Joint Ventures held total assets of $72.1 million as of December 31, 2011. For more information on our joint ventures see Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

Funds From Operations and Modified Funds From Operations

Funds From Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and widely recognized by investors and analysts as one measure of operating performance of a real estate company. The FFO calculation excludes items such as real estate depreciation and amortization, gains and losses on the sale of real estate assets and impairments of depreciable property. Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the cost accounting method alone is insufficient. In addition, FFO excludes gains and losses from the sale of real estate and real estate impairment charges on depreciable real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs. We compute FFO in accordance with NAREIT’s definition.

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

Our calculation of FFO and MFFO, and reconciliation to net income (loss), which is the most directly comparable GAAP financial measure, is presented in the table below for the years ended December 31, 2011, 2010 and 2009 (in thousands). FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	00000000	00000000	00000000
	Year Ended December 31,
	2011	2010	2009
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$45,296	$(6,293)	$(7,821)
Depreciation of real estate assets	70,823	25,720	3,178
Amortization of lease related costs	35,498	13,608	2,296
Depreciation and amortization of real estate assets in unconsolidated joint ventures	1,803	967	—
Gain on condemnation of assets	—	(34)	—

Funds from operations (FFO)	153,420	33,968	(2,347)
Acquisition related expenses	59,433	58,696	18,564
Acquisition related expenses in unconsolidated joint ventures	—	756	—

Modified funds from operations (MFFO)	$212,853	$93,420	$16,217

Set forth below is additional information that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $24.7 million, $13.6 million and $2.0 million during the years ended December 31, 2011, 2010 and 2009, respectively. In addition, related to the Unconsolidated Joint Ventures, straight-line revenue of $85,000 and $55,000 is included in equity in income (loss) of unconsolidated joint ventures on the consolidated statements of operations for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2009, we did not have any interests in joint ventures.

•

Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $8.5 million, $2.8 million and $201,000 during the years ended December 31, 2011, 2010 and 2009, respectively. In addition, related to the Unconsolidated Joint Ventures, amortization of deferred financing costs of $52,000 and $30,000 is included in equity in income (loss) of unconsolidated joint ventures on the consolidated statements of operations for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2009, we did not have any interests in joint ventures.

Distributions

In August 2011, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001781016 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on October 1, 2011 and ending on December 31, 2011. In addition, our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001776144 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2012 and ending on June 30, 2012.

During the years ended December 31, 2011 and 2010, respectively, we paid distributions of $194.9 million and $112.6 million, including $110.1 million and $65.2 million, respectively, through the issuance of shares pursuant to our DRIP. Our 2011 distributions were funded by net cash provided by operating activities of $145.7 million, return of capital from the Unconsolidated Joint Ventures of $1.1 million and proceeds from the issuance of common stock of $48.1 million. Our 2010 distributions were funded by net cash provided by operating activities of $35.8 million, proceeds from the issuance of common stock of $58.7 million and borrowings of $18.1 million. Net cash provided by operating activities for the years ended December 31, 2011 and 2010, reflects a reduction for real estate acquisition related expenses incurred and expensed of $59.4 million and $58.7 million, respectively, in accordance with ASC 805, Business Combinations. As set forth in the “Estimated Use of Proceeds” section of the prospectus for the Follow-on Offering, we treat our real estate acquisition expenses as funded by proceeds from the offering of our shares. Therefore, for consistency, proceeds from the issuance of common stock for the years ended December 31, 2011 and 2010, respectively, have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities.

Share Redemptions

Our share redemption program provides that we will not redeem in excess of the Trailing Twelve-month Cap; provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the Trailing Twelve-month Cap. In addition, all redemptions, including those upon death or qualifying disability, are limited to those that can be funded with cumulative net proceeds from the sale of shares through our DRIP. During the year ended December 31, 2011, we received valid redemption requests relating to approximately 4.3 million shares, which we redeemed in full for $41.9 million (an average of $9.69 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Follow-on Offering. We have funded and intend to continue funding share redemptions with proceeds of our DRIP. Subsequent to December 31, 2011, we redeemed approximately 962,000 shares for a total of $9.4 million, or an average price per share of $9.73.

In addition to the caps discussed above, the redemptions are limited quarterly to 1.25% of the weighted average number of shares outstanding during the trailing twelve-month period ending on the last day of the fiscal quarter. In addition, the funding for redemptions each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP. The share redemption program further provides that while shares subject to redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the quarterly percentage caps. Our board of directors may waive these quarterly caps in its sole discretion subject to the Trailing Twelve-month Cap.

See discussion in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities— Share Redemption Program.”

Liquidity and Capital Resources

General

As of December 31, 2011, we had cash and cash equivalents of $216.4 million and available borrowings of $196.1 million under our Credit Facility. Additionally, as of December 31, 2011, we had unencumbered properties with a gross book value of $1.9 billion, including $1.4 billion of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods, subject to certain covenants and leverage and borrowing base restrictions related to our Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under our Credit Facility.

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through cash flows provided by operations and proceeds from the Follow-on Offering. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organization costs associated with the Offerings are initially paid by our advisor, which we will reimburse for such costs up to 1.5% of the aggregate gross capital raised by us in the Offerings. As of December 31, 2011, we recorded $49.0 million of such offering and organization costs.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any future debt financings. Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses and debt maturities from our cash flow from operations, and we expect to meet cash needs for acquisitions and debt maturities from the net proceeds from the Follow-on Offering and from secured or unsecured borrowings on our current unencumbered properties and future properties, refinancing of current debt and borrowings on our Credit Facility.

We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions as necessary, including the proceeds of the Follow-on Offering, borrowing on the Credit Facility and/or future borrowings on our unencumbered assets. During the year ended December 31, 2011, we funded distributions to our stockholders with cash flows from operations, offering proceeds, return of capital from joint ventures as discussed above in the section captioned “Distributions.” The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios, and leverage ratios. These covenants may limit our ability to incur additional debt and make borrowings on the Credit Facility.

As of December 31, 2011, we issued approximately 390.8 million shares of our common stock in the Offerings resulting in gross proceeds of $3.9 billion. As of December 31, 2011, we had redeemed a total of approximately 5.6 million shares of common stock for a cost of $53.8 million, at an average price per share of $9.69.

As of December 31, 2011, we and the Consolidated Joint Ventures had $2.4 billion of debt outstanding. See Note 9 to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of the debt outstanding. Additionally, the ratio of debt to gross real estate assets net of gross intangible lease liabilities, as of December 31, 2011, was 44% and the weighted average years to maturity was 5.4 years.

Our contractual obligations as of December 31, 2011, were as follows (in thousands):

	Payments due by period (1) (2) (3)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years (9)
Principal payments—fixed rate debt(4)	$1,561,133	$23,206	$395,128	$113,505	$1,029,294
Interest payments—fixed rate debt	572,203	81,901	238,674	115,924	135,704
Principal payments—variable rate debt	132,143	—	41,518	90,625	—
Interest payments—variable rate debt(5)	15,858	4,029	10,890	939	—
Principal payments—construction facilities(6)	4,613	4,243	370	—	—
Interest payments—construction facilities	170	161	9	—	—
Principal payments—credit facility	647,750	—	647,750	—	—
Interest payments—credit facility(7)	49,654	19,938	29,716	—	—
Principal payments—repurchase agreements(8)	29,409	29,409	—	—	—
Interest payments—repurchase agreements	308	308	—	—	—

Total	$3,013,241	$163,195	$1,364,055	$320,993	$1,164,998

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.
(2)

As of December 31, 2011, we had $415.7 million of variable rate debt fixed through the use of interest rate swaps. We used the fixed rates under the swap agreement to calculate the debt payment obligations in future periods.

(3)	The table above does not include loan amounts associated with the Unconsolidated Joint Ventures of $45.8 million, which mature on various dates ranging from July 2020 to July 2021.
(4)

Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties and our Consolidated Joint Ventures. As of December 31, 2011, the fair value adjustment, net of amortization, of mortgage notes assumed was $1.1 million.

(5)	Rates ranging from 2.53% to 4.50% were used to calculate the variable debt payment obligations in future periods. These were the rates effective as of December 31, 2011.
(6)	The construction facilities have an aggregate commitment, if fully funded, of $47.8 million related to our development projects.
(7)

Payment obligations for the Term Loan outstanding under the Credit Facility are based on the respective interest rates of 3.45% and 3.15%, which are the fixed rates under the respective executed swap agreements that had the effect of fixing the variable interest rates per annum through the maturity date of June 2014. Payment obligations for the Revolving Loans outstanding under the Credit Facility are based on the interest rate in effect as of December 31, 2011 of 2.50%.

(8)	We may elect to renew the terms under the Repurchase Agreements for a period of 90 days until the CMBS, which are held as collateral, mature.
(9)

Assumes we accept the interest rates that one lender may reset on September 1, 2013 and February 1, 2015, respectively, related to mortgage notes payable of $30.0 million and $32.0 million, respectively.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 75% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.

As of December 31, 2011, we had entered into agreements of purchase and sale, with unaffiliated third-party sellers, to purchase a 100% interest in 20 retail properties, subject to meeting certain criteria, for an aggregate purchase price of $336.6 million, exclusive of closing costs. As of December 31, 2011, we had $4.7 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $1.4 million will be forfeited if the transactions are not completed. Subsequent to December 31, 2011, the purchase agreement related to 16 of the properties was terminated. The escrow deposit related to these 16 properties of $4.0 million was refunded to us and the seller paid us an additional $4.0 million breakage fee. As of March 26, 2012, we had purchased three of these properties for $36.5 million, exclusive of closing costs, and no escrow deposits were forfeited.

In addition, we will be obligated to purchase a property from one of the Consolidated Joint Ventures for an expected purchase price of $7.7 million, subject to certain criteria being met, including the completion of the building. We also purchased a property subject to an earnout provision obligating us to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the properties. Assuming all the conditions are satisfied, we estimate that we would be obligated to pay $5.5 million in accordance with the purchase agreement.

Cash Flow Analysis

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Operating Activities. During the year ended December 31, 2011, net cash provided by operating activities increased $109.9 million, or 307%, to $145.7 million, compared to $35.8 for the year ended December 31, 2010. The change was primarily due to increases in net income of $52.4 million and depreciation and amortization expenses, including amortization of deferred financing costs, totaling $74.9 million, partially offset by an increase in the change in rents and tenant receivables of $14.7 million for the year ended December 31, 2011. See “—Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash used in investing activities remained relatively constant, increasing $9.9 million, or less than 1%, to $2.4 billion for the year ended December 31, 2011 compared to $2.3 billion for the year ended December 31, 2010. During each of the years ended December 31, 2011 and 2010, we acquired real estate, marketable securities and related mortgage assets with an aggregate purchase price of $2.3 billion.

Financing Activities. Net cash provided by financing activities increased $175.1 million, or 8%, to $2.3 billion for the year ended December 31, 2011, compared to $2.1 billion for the year ended December 31, 2010. The change was primarily due to an increase in proceeds from mortgage notes payable of $624.8 million, partially offset by a decrease in the issuance of common stock of $145.6 million and increases in repayment of notes payable of $238.3 million, redemptions of common stock of $30.2 million and distributions to investors of $37.3 million.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Operating Activities. During the year ended December 31, 2010, net cash provided by operating activities increased $35.7 million, or 47,623%, to $35.8 million, compared to $75,000 for the year ended December 31, 2009. The change was primarily due to a decrease in net loss of $1.2 million, an increase in depreciation and amortization expenses totaling $34.0 million, an increase in the change in deferred rent and other liabilities of $9.5 million and accounts payable and accrued expenses of $8.2 million, partially offset by an increase in the change in rents and tenant receivables of $18.8 million and a decrease in prepaid expenses and other assets of $1.5 million for the year ended December 31, 2010. See “—Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash used in investing activities increased $1.6 billion, or 233%, to $2.3 billion for the year ended December 31, 2010 compared to $702.1 million for the year ended December 31, 2009. The increase was primarily due to the acquisition of 316 properties for an aggregate purchase price of $2.2 billion during the year ended December 31, 2010, compared to the acquisition of 133 properties for an aggregate purchase price of $703.8 million during the year ended December 31, 2009.

Financing Activities. Net cash provided by financing activities increased $1.1 billion, or 118%, to $2.1 billion for the year ended December 31, 2010, compared to $980.6 million for the year ended December 31, 2009. The change was primarily due to an increase in proceeds from the issuance of common stock of $476.6 million and an increase in the proceeds from mortgage notes payable of $793.0 million, partially offset by an increase in offering costs of $43.2 million and an increase in distributions paid to investors of $38.3 million.

Election as a REIT

We are taxed as a REIT under the Internal Revenue Code. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed with regard to the dividends paid deduction excluding net capital gains).

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

Inflation

We are exposed to inflation risk as income from long-term leases will be the primary source of our cash flows from operations. There are provisions in many of our tenant leases that will protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the property’s operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs. However, due to the long-term nature of the leases for real property, such leases may not reset frequently enough to adequately offset the effects of inflation.

Commitments and Contingencies

We may be subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 12 to our consolidated financial statements in this Annual Report on Form 10-K for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with CR III Advisors and its affiliates, whereby we have paid and may continue to pay certain fees to, or reimburse certain expenses of, CR III Advisors or its affiliates such as acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 13 to our consolidated financial statements in this Annual Report on Form 10-K for a further explanation of the various related-party transactions, agreements and fees.

Conflicts of Interest

Affiliates of CR III Advisors act as sponsor, general partner or advisor to various private real estate limited partnerships, and other real estate-related programs, including CCPT I, CCPT II, CCPT IV, CCIT and Cole Income NAV Strategy. As such, there are conflicts of interest where CR III Advisors or its affiliates, while serving in the capacity as sponsor, general partner, key personnel or advisor for another Cole sponsored program, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CR III Advisors and these other real estate programs sponsored by Cole Real Estate Investments could influence its advice to us. See Item 1. “Business — Conflicts of Interest” in this Annual Report on Form 10-K.

Subsequent Events

Certain events occurred subsequent to December 31, 2011 through the filing date of this Annual Report on Form 10-K. Refer to Note 19 to our consolidated financial statements in this Annual Report on Form 10-K for further explanation. Such events are:

•	Status of the Offerings;

•	Investment in real estate and related assets;

•	Notes payable and credit facility; and

•	Disposal of real estate assets.

Impact of Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements in this Annual Report on Form 10-K for further explanation of applicable new accounting pronouncements. There are no accounting pronouncements that have been issued but not yet adopted by us that will have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As of December 31, 2011 and 2010, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2011, we and two of the Consolidated Joint Ventures had $535.2 million of variable rate debt, including the Revolving Loans and the repurchase agreements, and therefore we are exposed to interest rate changes in LIBOR. As of December 31, 2011, a change of 50 basis points in interest rates would result in a change in interest expense of $2.7 million per annum, assuming all of our derivatives remain effective hedges. In the future we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings.

As of December 31, 2011, we had 64 interest rate swap agreements outstanding, which mature on various dates from August 2012 through April 2021, with an aggregate notional amount under the swap agreements of $773.4 million and an aggregate net fair value of $(26.1) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2011, an increase of 50 basis points in interest rates would result in a decrease to the fair value of the derivative liability of $14.4 million.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2011.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2011, were effective in all material respects to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of Cole Credit Property Trust III, Inc.’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management has concluded that Cole Credit Property Trust III, Inc.’s internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cole Credit Property Trust III, Inc.

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust III, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Credit Property Trust III, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 29, 2012

COLE CREDIT PROPERTY TRUST III, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Investment in real estate assets:
Land	$1,170,189	$722,698
Buildings and improvements, less accumulated depreciation of $99,663 and $28,898, respectively	3,283,919	1,850,690
Acquired intangible lease assets, less accumulated amortization of $62,260 and $19,004, respectively	685,730	414,319

Total investment in real estate assets, net	5,139,838	2,987,707
Investment in mortgage notes receivable, net	64,683	63,933
Investment in marketable securities	41,750	—
Investment in marketable securities pledged as collateral	72,379	—

Total investment in real estate, marketable securities and mortgage assets, net	5,318,650	3,051,640
Cash and cash equivalents	216,353	109,942
Restricted cash	17,540	12,123
Investment in unconsolidated joint ventures	21,543	14,966
Rents and tenant receivables, less allowance for doubtful accounts of $202 and $89, respectively	60,789	24,581
Property escrow deposits, prepaid expenses and other assets	11,584	3,323
Deferred financing costs, less accumulated amortization of $11,305 and $2,918, respectively	51,109	27,083

Total assets	$5,697,568	$3,243,658

LIABILITIES AND EQUITY
Notes payable, credit facility and repurchase agreements	$2,373,984	$1,061,207
Accounts payable and accrued expenses	33,815	15,744
Escrowed investor proceeds	1,930	448
Due to affiliates	4,847	804
Acquired below market lease intangibles, less accumulated amortization of $8,857 and $3,066, respectively	93,330	66,815
Distributions payable	20,858	14,448
Derivative liabilities, deferred rent and other liabilities	50,440	21,142

Total liabilities	2,579,204	1,180,608

Commitments and contingencies
Redeemable common stock	134,101	65,898

EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 990,000,000 shares authorized, 385,236,590 and 248,070,364 shares issued and outstanding, respectively	3,852	2,481
Capital in excess of par value	3,322,924	2,164,528
Accumulated distributions in excess of earnings	(319,031)	(163,040)
Accumulated other comprehensive loss	(24,757)	(7,188)

Total stockholders’ equity	2,982,988	1,996,781
Noncontrolling interests	1,275	371

Total equity	2,984,263	1,997,152

Total liabilities and equity	$5,697,568	$3,243,658

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Rental and other property income	$332,507	$132,060	$22,599
Tenant reimbursement income	25,890	7,868	404
Interest income on mortgage notes receivable	5,473	3,628	—
Interest income on marketable securities	2,432	—	—

Total revenue	366,302	143,556	23,003

Expenses:
General and administrative expenses	10,195	5,934	2,161
Property operating expenses	28,393	8,689	594
Property and asset management expenses	30,573	12,270	1,993
Acquisition related expenses	59,433	58,696	18,564
Depreciation	70,823	25,720	3,178
Amortization	35,498	13,608	2,296

Total operating expenses	234,915	124,917	28,786

Operating income (loss)	131,387	18,639	(5,783)

Other income (expense):
Equity in income (loss) of unconsolidated joint ventures	1,475	(206)	—
Interest and other income	345	1,277	500
Interest expense	(87,436)	(26,313)	(2,538)

Total other expense	(85,616)	(25,242)	(2,038)

Net income (loss)	45,771	(6,603)	(7,821)

Net income (loss) allocated to noncontrolling interests	475	(310)	—

Net income (loss) attributable to the Company	$45,296	$(6,293)	$(7,821)

Weighted average number of common shares outstanding:
Basic and diluted	309,363,838	174,764,966	40,060,709

Net income (loss) attributable to the Company per common share:
Basic and diluted	$0.15	$(0.04)	$(0.20)

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share amounts)

			Capital in	Accumulated	Accumulated
	Common Stock		Excess	Distributions	Other	Total	Non-
	Number of		of Par	in Excess of	Comprehensive	Stockholders’	controlling	Total
	Shares	Par Value	Value	Earnings	Gain (Loss)	Equity	Interests	Equity
Balance, January 1, 2009	20,000	$—	$200	$(101)	$—	$99	$—	$99
Issuance of common stock	98,007,480	980	977,257	—	—	978,237	—	978,237
Distributions to investors	—	—	—	(27,077)	—	(27,077)	—	(27,077)
Commissions on stock sales and related dealer manager fees	—	—	(85,845)	—	—	(85,845)	—	(85,845)
Other offering costs	—	—	(13,369)	—	—	(13,369)	—	(13,369)
Redemptions of common stock	(25,088)	—	(244)	—	—	(244)	—	(244)
Changes in redeemable common stock	—	—	(12,382)	—	—	(12,382)	—	(12,382)
Comprehensive loss:
Net loss	—	—	—	(7,821)	—	(7,821)	—	(7,821)
Net unrealized loss on interest rate swaps	—	—	—	—	(135)	(135)	—	(135)

Total comprehensive loss						(7,956)	—	(7,956)

Balance, December 31, 2009	98,002,392	980	865,617	(34,999)	(135)	831,463	—	831,463
Issuance of common stock	151,272,210	1,513	1,505,839	—	—	1,507,352	—	1,507,352
Contributions from noncontrolling interest	—	—	—	—	—	—	681	681
Distributions to investors	—	—	—	(121,748)	—	(121,748)	—	(121,748)
Commissions on stock sales and related dealer manager fees	—	—	(127,753)	—	—	(127,753)	—	(127,753)
Other offering costs	—	—	(14,013)	—	—	(14,013)	—	(14,013)
Redemptions of common stock	(1,204,238)	(12)	(11,646)	—	—	(11,658)	—	(11,658)
Changes in redeemable common stock	—	—	(53,516)	—	—	(53,516)	—	(53,516)
Comprehensive loss:
Net loss	—	—	—	(6,293)	—	(6,293)	(310)	(6,603)
Net unrealized loss on interest rate swaps	—	—	—	—	(7,053)	(7,053)	—	(7,053)

Total comprehensive loss						(13,346)	(310)	(13,656)

Balance, December 31, 2010	248,070,364	2,481	2,164,528	(163,040)	(7,188)	1,996,781	371	1,997,152
Issuance of common stock	141,490,293	1,414	1,405,275	—	—	1,406,689	—	1,406,689
Contributions from noncontrolling interests	—	—	—	—	—	—	481	481
Distributions to noncontrolling interests	—	—	—	—	—	—	(52)	(52)
Distributions to investors	—	—	—	(201,287)	—	(201,287)	—	(201,287)
Commissions on stock sales and related dealer manager fees	—	—	(114,550)	—	—	(114,550)	—	(114,550)
Other offering costs	—	—	(21,572)	—	—	(21,572)	—	(21,572)
Redemptions of common stock	(4,324,067)	(43)	(41,847)	—	—	(41,890)	—	(41,890)
Changes in redeemable common stock	—	—	(68,203)	—	—	(68,203)	—	(68,203)
Purchase of investment from noncontrolling interest	—	—	(707)	—	—	(707)	—	(707)
Comprehensive income:
Net income	—	—	—	45,296	—	45,296	475	45,771
Unrealized gain on marketable securities	—	—	—	—	1,335	1,335	—	1,335
Unrealized loss on interest rate swaps	—	—	—	—	(18,904)	(18,904)	—	(18,904)

Total comprehensive income						27,727	475	28,202

Balance, December 31, 2011	385,236,590	$3,852	$3,322,924	$(319,031)	$(24,757)	$2,982,988	$1,275	$2,984,263

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$45,771	$(6,603)	$(7,821)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	70,823	25,720	3,178
Amortization of intangible lease assets and below market lease intangibles, net	37,771	13,689	2,249
Amortization of deferred financing costs	8,387	2,717	202
Amortization of fair value adjustments of mortgage notes payable assumed	95	72	—
Accretion of discount on marketable securities, net	(762)	—	—
Accretion on mortgage notes receivable, net	(1,026)	(642)	—
Bad debt expense	213	97	—
Equity in (income) loss of unconsolidated joint ventures	(1,475)	206	—
Return on investment from unconsolidated joint ventures	1,475	946	—
Property condemnation gain	—	(34)	—
Changes in assets and liabilities:
Rents and tenant receivables	(36,421)	(21,760)	(2,918)
Prepaid expenses and other assets	(3,766)	(1,717)	(231)
Accounts payable and accrued expenses	10,769	11,228	2,993
Deferred rent and other liabilities	10,535	11,643	2,169
Due to affiliates	3,292	230	254

Net cash provided by operating activities	145,681	35,792	75

Cash flows from investing activities:
Investment in real estate, marketable securities and mortgage notes receivable	(2,334,802)	(2,313,267)	(703,763)
Investment in unconsolidated joint ventures	(7,725)	(16,118)	—
Return of investment from unconsolidated joint ventures	1,148	—	—
Principal repayments from mortgage notes receivable	276	—	—
Proceeds from condemnation of real estate asset	18	44	—
Payment of property escrow deposits	(43,050)	(40,653)	—
Refund of property escrow deposits	38,875	40,150	—
Change in restricted cash	(5,417)	(10,932)	1,658

Net cash used in investing activities	(2,350,677)	(2,340,776)	(702,105)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,296,596	1,442,178	965,611
Offering costs on issuance of common stock	(135,362)	(141,935)	(98,724)
Redemptions of common stock	(41,890)	(11,658)	(244)
Distributions to investors	(84,784)	(47,439)	(9,138)
Proceeds from notes payable, repurchase agreements and credit facilities	1,547,220	922,392	129,390
Repayment of notes payable and credit facilities	(239,401)	(1,136)	(88)
Proceeds from affiliate notes payable	—	—	41,581
Repayment of affiliate notes payable	—	—	(41,581)
Payment of loan deposits	(6,704)	(14,676)	(3,183)
Refund of loan deposits	6,234	14,642	2,497
Change in escrowed investor proceeds liability	1,482	(673)	(1,728)
Deferred financing costs paid	(32,413)	(26,167)	(3,818)
Contributions from noncontrolling interests	481	681	—
Distributions to noncontrolling interests	(52)	—	—

Net cash provided by financing activities	2,311,407	2,136,209	980,575

Net increase (decrease) in cash and cash equivalents	106,411	(168,775)	278,545
Cash and cash equivalents, beginning of year	109,942	278,717	172

Cash and cash equivalents, end of year	$216,353	$109,942	$278,717

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS

Cole Credit Property Trust III, Inc. (the “Company”) is a Maryland corporation that was formed on January 22, 2008, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole REIT III Operating Partnership, LP (“CCPT III OP”), a Delaware limited partnership. The Company is the sole general partner of, and owns a 99.99% partnership interest in, CCPT III OP. Cole REIT Advisors III, LLC (“CR III Advisors”), the advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of CCPT III OP.

As of December 31, 2011, the Company owned 693 properties, comprising 32.3 million rentable square feet of single and multi-tenant retail and commercial space located in 47 states, which include properties owned through three consolidated joint venture arrangements. As of December 31, 2011, the rentable space at these properties was 99% leased. As of December 31, 2011, the Company also owned two mortgage notes receivable, each of which is secured by an office building that is subject to a net lease, and 11 commercial mortgage backed securities (“CMBS”). In addition, through two unconsolidated joint venture arrangements, as of December 31, 2011, the Company had interests in seven properties comprising 935,000 gross rentable square feet of commercial space.

On October 1, 2008, pursuant to a registration statement filed on Form S-11 with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended, the Company commenced its initial public offering on a “best efforts” basis of up to 230.0 million shares of its common stock at a price of $10.00 per share and up to 20.0 million additional shares pursuant to a distribution reinvestment plan, (the “DRIP”), under which its stockholders could elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the estimated value of a share of the Company’s common stock (the “Initial Offering”).

On January 6, 2009, the Company satisfied the conditions of its escrow agreement, issued approximately 262,000 shares under the Initial Offering and commenced its principal operations. The Company terminated the Initial Offering on October 1, 2010. At the completion of the Initial Offering, a total of approximately 217.5 million shares of common stock had been issued, including approximately 211.6 million shares issued in the primary offering and approximately 5.9 million shares issued pursuant to the DRIP. The remaining 32.5 million unsold shares in the Initial Offering were deregistered.

On September 22, 2010, the registration statement for a follow-on offering of 275.0 million shares of the Company’s common stock (the “Follow-on Offering,” and collectively with the Initial Offering, the “Offerings”) was declared effective by the SEC. The Company commenced sales of the common stock pursuant to the Follow-on Offering after the termination of the Initial Offering on October 1, 2010. The primary portion of our Follow-on Offering closed to new investors on February 29, 2012; however, our general policy is to accept subscription agreements signed by the investor on or before February 29, 2012, which are received in good order. In April of 2012, the Company intends to deregister all remaining unsold shares from the Follow-on Offering. Of the 275.0 million shares registered pursuant to the Follow-on Offering, the Company offered up to 250.0 million shares in its primary offering at a price of $10.00 per share and up to 25.0 million shares pursuant to the DRIP at a price of $9.50 per share until such time as the Company’s board of directors has determined a reasonable estimate of the value of the shares of common stock, at which time the shares of common stock will be offered under the DRIP at a purchase price equal to the most recently disclosed per share value. As of December 31, 2011, the Company had issued approximately 173.3 million shares of its common stock in the Follow-on Offering, including approximately 159.4 million shares issued in the primary offering and approximately 13.9 million shares issued pursuant to the DRIP. The Company had aggregate gross proceeds from the Offerings of $3.9 billion (including shares sold pursuant to the Company’s DRIP) as of December 31, 2011, before share redemptions of $53.8 million and offering costs, selling commissions, and dealer management fees of $377.1 million.

In addition, the Company registered 75.0 million shares of common stock under the DRIP pursuant to a registration statement filed on Form S-3, which was filed with the SEC on March 14, 2012.

The Company’s common stock is not currently listed on a national securities exchange. The Company may seek to list its common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed on a national securities exchange. In the event it does not obtain listing prior to October 1, 2020, its charter requires that it either: (1) seek stockholder approval of an extension or elimination of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

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

The Company is required to continually evaluate its variable interest entity (“VIE”) relationships and consolidate investments in these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity where either (1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.

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

The Company continually evaluates the need to consolidate joint ventures based on standards set forth in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company is the primary beneficiary. As of December 31, 2011, the Company consolidated the accounts of three joint ventures (the “Consolidated Joint Ventures”).

In addition, the Company evaluates its investments in marketable securities to determine if they qualify as VIEs. As of December 31, 2011, the Company determined that investments in marketable securities are VIEs, of which the Company is not the primary beneficiary because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance. The Company’s maximum exposure to loss from these investments does not exceed their aggregate amortized cost basis, of $112.8 million.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment in and Valuation of Real Estate and Related Assets

Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate and related assets consist of construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate and related assets and leasing costs. All repairs and maintenance are expensed as incurred.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real estate assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s assets by class are generally as follows:

Building and capital improvements	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted cash flows do not exceed the carrying value, the Company will adjust the real estate and related assets and liabilities to their respective fair values and recognize an impairment loss. Generally fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were recorded during the years ended December 31, 2011, 2010 and 2009.

When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related assets.

When a real estate asset is identified by the Company as held for sale, the Company ceases depreciation and amortization of the assets and liabilities related to the property and estimates the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2011 or 2010. Subsequent to December 31, 2011, the Company sold 12 properties with an aggregate net book value of $53.9 million for $69.4 million, excluding closing costs. As of December 31, 2011, it was not considered by the Company to be probable that the sale of the properties would be completed as the Company was in the due diligence process with potential buyers for the sale. Therefore, the Company believes the requirements under GAAP to treat the properties as held for sale were not met.

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

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of above market and below market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities, respectively. Above market lease values are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The Company estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the mortgage note’s outstanding principal balance is amortized to interest expense over the term of the respective mortgage note payable.

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could impact the Company’s results of operations.

Investment in Mortgage Notes Receivable

Mortgage notes receivable consist of loans acquired by the Company, which are secured by real estate properties. Mortgage notes receivable are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs or fees. The related discounts or premiums are accreted or amortized over the life of the related mortgage note receivable. The Company defers certain loan origination and commitment fees and amortizes them as an adjustment of yield over the term of the related mortgage note receivable. The related accretion of discounts and/or amortization of premiums and origination costs are recorded in interest income on mortgage notes receivable. The Company evaluates the collectability of both interest and principal on each mortgage note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators such as underlying collateral and payment history. There were no amounts past due as of December 31, 2011 or 2010. A mortgage note receivable is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a mortgage note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the mortgage note receivable’s effective interest rate or to the value of the underlying collateral if the mortgage note receivable is collateral dependent. Interest income on performing mortgage notes receivable is accrued as earned. Interest income on impaired mortgage notes receivable is recognized on a cash basis. Evaluating mortgage notes receivable for potential impairment can require management to exercise significant judgments. No impairment losses or allowances were recorded related to mortgage notes receivable for the years ended December 31, 2011 and 2010. During the year ended December 31, 2009, the Company did not own any mortgage notes receivable.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Marketable Securities

Investments in marketable securities consist of investments in CMBS, including those pledged as collateral. The Company classifies its investments as available-for-sale as the Company intends to hold its investments until maturity, however the Company may sell them prior to their maturity. These investments are carried at estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on quoted market prices from third party trading desks, where available. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.

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

Accretion of discounts on the CMBS is recognized based on the effective yield method. The effective yield on these CMBS is based on the projected cash flows from each security, which are estimated based on the Company’s observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. The Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore actual maturities of the securities may be shorter than stated contractual maturities.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.

Restricted Cash and Escrows

Included in restricted cash was $15.2 million and $9.6 million as of December 31, 2011 and 2010, respectively, held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. In addition, the Company had escrowed investor proceeds for which shares of common stock had not been issued of $1.9 million and $448,000 in restricted cash as of December 31, 2011 and 2010, respectively. Also included in restricted cash was $387,000 and $2.1 million held by lenders in a lockbox account, as of December 31, 2011 and 2010, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company.

Investment in Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures as of December 31, 2011 consists of the Company’s interest in two joint ventures that own seven multi-tenant properties (the “Unconsolidated Joint Ventures”). Consolidation of these investments is not required as the entities do not qualify as VIEs and do not meet the control requirements for consolidation, as defined by GAAP. Both the Company and the respective joint venture partner must approve decisions about the respective entity’s activities that significantly influence the economic performance of the entity. As of December 31, 2011, the Unconsolidated Joint Ventures held total assets of $72.1 million and non-recourse mortgage notes payable of $45.8 million. As of December 31, 2010, the Company had an interest in one joint venture that held total assets of $46.8 million and a non-recourse mortgage note payable of $25.8 million.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for the Unconsolidated Joint Ventures using the equity method of accounting. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions. Each of the Unconsolidated Joint Ventures is evaluated for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other than temporary. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in a joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment losses were recorded related to the Unconsolidated Joint Ventures for the years ended December 31, 2011 and 2010. During the year ended December 31, 2009, the Company did not have any interests in joint ventures.

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

Prepaid Expenses and Other Assets

Prepaid expenses include expenses paid as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified. Other assets include property escrow deposits and mortgage loan deposits.

Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments, including certain derivative instruments embedded in other contracts, at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Amortization of deferred financing costs was $8.4 million, $2.7 million and $202,000 for the years ended December 31, 2011, 2010 and 2009, respectively, and was recorded in interest expense in the consolidated statements of operations.

Revenue Recognition

Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of determining this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company is taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company is required to distribute at least 90% of its taxable income (excluding capital gains) to its stockholders. In addition, the Company generally is not subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies to be taxed as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Concentration of Credit Risk

As of December 31, 2011, the Company had cash on deposit, including restricted cash, in ten financial institutions, seven of which had deposits in excess of current federally insured levels totaling $88.0 million; however the Company has not experienced any losses in such accounts. The Company limits investment of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

No single tenant accounted for greater than 10% of the Company’s 2011 gross annualized rental revenues. Tenants in the specialty retail, drugstore and grocery industries comprised 16%, 12% and 10%, respectively, of the Company’s 2011 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of December 31, 2011, 121 of the Company’s properties were located in Texas, accounting for 17% of its 2011 gross annualized rental revenues.

Offering and Related Costs

CR III Advisors funds all of the organization and offering costs on the Company’s behalf and is reimbursed for such costs up to 1.5% of gross proceeds from the Offerings, excluding selling commissions and the dealer-manager fee. During the years ended December 31, 2011 and 2010, the Company reimbursed CR III Advisors $20.5 million and $13.7 million, respectively. As of December 31, 2011 and 2010, $1.1 million and $321,000, respectively, of organization and offering costs had been paid by CRIII Advisors in connection with the Follow-on Offering that was reimbursable by the Company, and as such are included in due to affiliates on the consolidated balance sheet. As of December 31, 2011, CRIII Advisors had paid organization and offering costs in connection with the Follow-on Offering that were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.5% of gross proceeds from the Follow-on Offering. Subsequent to December 31, 2011, the Company reimbursed CR III Advisors $6.3 million of organization and offering costs and as of March 26, 2012, the Company had capacity to reimburse an additional $6.9 million of organization and offering costs. The offering costs, which include items such as legal and accounting fees, marketing, personnel and promotional printing costs, are recorded as a reduction of capital in excess of par value along with sales commissions and dealer manager fees of 7% and 2%, respectively. Organization costs are expensed when incurred.

Due to Affiliates

Certain affiliates of the Company received, and will continue to receive fees, reimbursements, and compensation in connection with the Offerings and the acquisition, management, financing, leasing and sale of the assets of the Company. As of December 31, 2011 and 2010, $4.8 million and $804,000, respectively, were payable to the affiliates for services provided on behalf of the Company.

Stockholders’ Equity

As of December 31, 2011 and 2010, the Company was authorized to issue 990.0 million shares of common stock and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s board of directors may amend the charter to authorize the issuance of additional shares of capital stock without obtaining stockholder approval.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Redeemable Common Stock

The Company has adopted a share redemption program that permits its stockholders to sell their shares, which is limited to redemptions that can be funded with cumulative net proceeds from the Company’s DRIP and subject to other limitations discussed in Note 15 to these consolidated financial statements. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets because the shares are mandatorily redeemable at the option of the holder and therefore their redemption will be outside the control of the Company. Changes in the value from period to period are recorded as an adjustment to capital in excess of par value.

Earnings Per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2011, 2010 and 2009.

Reportable Segments

The Company’s operating segment consists of commercial properties, which include activities related to investing in real estate including retail, office and distribution properties and other real estate related assets. The commercial properties are geographically diversified throughout the United States, and the Company’s chief operating decision maker evaluates operating performance on an overall portfolio level. These commercial properties have similar economic characteristics; therefore, the Company’s properties are one reportable segment.

Interest

Interest is charged to interest expense as it accrues, unless the interest relates to loans on properties under development, in which case it is capitalized. During the years ended December 31, 2011 and 2010, the Company capitalized $48,000 and $26,000, respectively, of interest costs relating to the development projects as discussed in Note 4 to these consolidated financial statements. No interest costs were capitalized during the year ended December 31, 2009.

Distributions Payable and Distribution Policy

In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its taxable income, excluding capital gains. To the extent funds are available, the Company intends to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates.

In August 2011, the Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001781016 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the periods commencing on October 1, 2011 and ending on December 31, 2011. As of December 31, 2011, the Company had distributions payable of $20.9 million. The distributions were paid in January 2012, of which $11.8 million was reinvested in shares through the Company’s DRIP.

Repurchase Agreement

In certain circumstances the Company may obtain financing through a repurchase agreement. The Company evaluates the initial transfer of a financial instrument and the related repurchase agreement for sale accounting treatment. In instances where the Company maintains effective control over the transferred securities, the Company accounts for the transaction as a secured borrowing, and accordingly, both the securities and related repurchase agreement payable are recorded separately in the consolidated balance sheets. In instances where the Company does not maintain effective control over the transferred securities, the Company accounts for the transaction as a sale of securities for proceeds consisting of cash and a forward purchase contract.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, (“ASU 2010-29”), which clarifies the manner in which pro forma disclosures are calculated and provides additional disclosure requirements regarding material nonrecurring adjustments recorded as a result of a business combination. ASU 2010-20 was effective for the Company beginning on January 1, 2011, and its provisions were applied to the pro forma information presented in Note 4 to these consolidated financial statements. The adoption of ASU 2010-29 has not had a material impact to the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, (“ASU 2011-04”), which converges guidance between GAAP and International Financial Reporting Standards to provide a uniform framework of fair value measurements and requires additional disclosures including quantifiable information about unobservable inputs used, a description of valuation processes used and a qualitative discussion about the sensitivity of the measurements to changes in unobservable inputs for Level 3 fair value measurements. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact to the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”), which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. ASU 2011-05 became effective for the Company on January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material impact to the Company’s financial statements.

NOTE 3 — FAIR VALUE MEASUREMENTS

GAAP defines fair value, establishes a framework for measuring fair value in GAAP and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:

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

Level 3 – Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, restricted cash, rents and tenant receivables, property escrow deposits and prepaid expenses, accounts payable and accrued expenses and other assets and liabilities – The Company considers the carrying values of these financial instruments, assets and liabilities to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Mortgage notes receivable – The fair value is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. The estimated fair value of these notes was $69.0 million and $64.0 million as of December 31, 2011 and 2010, respectively, as compared to the carrying values of $64.7 million and $63.9 million as of December 31, 2011 and 2010, respectively.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes payable, credit facility and repurchase agreements – The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of December 31, 2011 and 2010. The estimated fair value of the notes payable, credit facility and repurchase agreements was $2.4 billion and $1.0 billion as of December 31, 2011 and 2010, respectively, as compared to the carrying value of $2.4 billion and $1.1 billion as of December 31, 2011 and 2010, respectively.

Marketable securities – The Company’s marketable securities are carried at fair value and are valued using Level 3 inputs. The Company primarily uses estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such securities, where available, for similar CMBS tranches that actively participate in the CMBS market, which may be adjusted for industry benchmarks, such as Trepp’s CMBS Analytics, where applicable. Market conditions, such as interest rates, liquidity, trading activity and credit spreads may cause significant variability to the received quotes. If the Company is unable to obtain quotes from third parties or if the Company believes the quotes received are inaccurate, the Company would estimate fair value using internal models that primarily consider the Trepp’s CMBS Analytics, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to estimate fair value, could result in a significant increase or decrease in the recorded amount of the securities. As of December 31, 2011, no marketable securities were valued using internal models. As of December 31, 2010, the Company did not own any marketable securities. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in alternative valuations. If there are significant disruptions to the financial markets, the Company’s estimates of fair value may have significant volatility.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$114,129	$—	$—	$114,129

Liabilities:
Interest rate swaps	$(26,092)	$—	$(26,092)	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swap	$141	$—	$141	$—

Liabilities:
Interest rate swaps	$(7,329)	$—	$(7,329)	$—

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows a reconciliation of the change in fair value of the Company’s financial assets with significant unobservable inputs (Level 3) (in thousands) for the year ended December 31, 2011. The Company did not own any CMBS as of December 31, 2010.

Year Ended December 31, 2011
Balance at beginning of period	$—
Total gains or losses
Unrealized gain included in other comprehensive income, net	1,335
Purchases, issuances, settlements, sales and accretion
Purchases	112,032
Issuances	—
Settlements	—
Accretion of discount included in earnings	762

Balance at end of period	$114,129

NOTE 4 — REAL ESTATE ACQUISITIONS

2011 Property Acquisitions

During the year ended December 31, 2011, the Company acquired interests in 244 commercial properties, including the properties held in two of the Consolidated Joint Ventures, for an aggregate purchase price of $2.2 billion (the “2011 Acquisitions”). The Company purchased the 2011 Acquisitions with net proceeds from the Offerings and through the issuance or assumption of mortgage notes and credit facility borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

December 31, 2011
Land	$448,728
Building and improvements	1,491,347
Acquired in-place leases	244,776
Acquired above-market leases	69,823
Acquired below-market leases	(32,402)
Fair value adjustment of assumed notes payable	438

Total purchase price	$2,222,710

The Company recorded revenue for the year ended December 31, 2011 of $84.6 million and a net loss for the year ended December 31, 2011 of $16.5 million related to the 2011 Acquisitions. The Company expensed $59.4 million of acquisition costs for the year ended December 31, 2011.

The following information summarizes selected financial information of the Company, as if all of the 2011 Acquisitions were completed on January 1, 2010 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2011 and 2010 (in thousands):

	0000000000	0000000000
	Year Ended December 31,
	2011	2010
Pro forma basis (unaudited):
Revenue	$474,975	$336,716
Net income	$159,743	$34,158

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited pro forma information for the year ended December 31, 2011 was adjusted to exclude $59.4 million of acquisition costs recorded during the current year. These costs were recognized in the unaudited pro forma information for the year ended December 31, 2010. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2010, nor does it purport to represent the results of future operations.

2011 Investments in Development Projects

During the year ended December 31, 2011 the Company and one of the Consolidated Joint Ventures acquired three land parcels, upon which two office facilities and a single tenant commercial property will be developed. Based on budgeted construction costs, the cost to complete the buildings is estimated to be $64.9 million in aggregate. Subject to certain criteria being met, the Company will be obligated to purchase the single tenant commercial property from the joint venture. The development projects will be funded by construction loan facilities totaling $47.8 million. As of December 31, 2011, the aggregate construction costs incurred of $12.3 million are included in the accompanying December 31, 2011 consolidated balance sheet in building and improvements. The land acquired for an aggregate amount of $9.3 million is included in land, and the aggregate construction facility borrowings of $4.6 million are included in notes payable, credit facility and repurchase agreements in the accompanying December 31, 2011 consolidated balance sheet.

2011 Investments in Unconsolidated Joint Ventures

During the year ended December 31, 2011 the Company acquired an interest in a joint venture arrangement, which has $28.3 million of real estate assets and $20.4 million of mortgage notes payable, which are secured by the real estate assets. This joint venture is included in the Unconsolidated Joint Ventures as discussed in Note 2 to these consolidated financial statements.

2011 Earnout Agreement

During the year ended December 31, 2011, the Company purchased a property subject to an earnout provision obligating the Company to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the property. This earnout payment is based on a predetermined formula and has a set time period regarding the obligation to make the payment. If, at the end of the time period, certain space has not been leased and occupied, the Company will have no further obligation. The earnout liability is carried at fair value, estimated to be $5.5 million, and is valued using Level 3 inputs, including estimated timing and probability of leasing the vacant space. See Note 3 to these consolidated financial statements for a discussion of the fair value hierarchy. This amount is included in the accompanying December 31, 2011 consolidated balance sheet in accounts payable and accrued expenses.

2010 Property Acquisitions

During the year ended December 31, 2010, the Company acquired 316 commercial properties, including one of the Consolidated Joint Ventures, for an aggregate purchase price of $2.3 billion (the “2010 Acquisitions”). The Company purchased the 2010 Acquisitions with net proceeds from the Offerings, through the issuance and assumption of mortgage notes. The Company allocated the purchase price of these properties to the fair value of assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

December 31, 2010
Land	$491,022
Building and improvements	1,510,345
Acquired in-place leases	243,060
Acquired above-market leases	62,431
Acquired below-market leases	(49,450)
Fair value adjustment of assumed notes	793

Total purchase price	$2,258,201

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded revenue for the year ended December 31, 2010 of $74.5 million and net loss for the year ended December 31, 2010 of $27.2 million related to the 2010 Acquisitions. In addition, the Company expensed $58.7 million of acquisition costs for the year ended December 31, 2010. The third-party property manager of one property has the right, through its property management agreement, to participate in certain property operating cash flows and the proceeds from the disposition of the property above certain thresholds.

2010 Investment in a Development Project

During the year ended December 31, 2010, the Company acquired a controlling financial interest in a consolidated joint venture that developed a single tenant retail building. The construction costs incurred of $4.1 million are included in the accompanying December 31, 2010 consolidated balance sheet in building and improvements. The land acquired for $1.2 million is included in land and the construction loan borrowing of $3.4 million are included in notes payable, credit facility and repurchase agreements in the accompanying consolidated balance sheet. During the year ended December 31, 2011, the development project was completed and any costs or expenses associated with such project are included in the 2011 Acquisitions. The Company acquired this completed single tenant retail store for an aggregate purchase price of $5.9 million through the repayment of a construction loan facility and the purchase of the joint venture partner’s noncontrolling interest during the year ended December 31, 2011.

2010 Investments in Unconsolidated Joint Ventures

During the year ended December 31, 2010, the Company acquired an interest in one of the Unconsolidated Joint Ventures, which acquired six multi-tenant properties for $42.6 million. The acquisitions were financed with a mortgage note payable of $26.0 million, which is secured by the properties on which the debt was placed.

NOTE 5 — ACQUIRED INTANGIBLE LEASE ASSETS

Acquired intangible lease assets consisted of the following (in thousands):

	0000000000	0000000000
	As of December 31,
	2011	2010
Acquired in place leases, net of accumulated amortization of $51,043 and $15,904,respectively (with a weighted average life of 15.3 and 15.8 years, respectively).	$545,580	$335,844
Acquired above market leases, net of accumulated amortization of $11,217 and $3,100,respectively (with a weighted average life of 15.9 and 15.8 years, respectively).	140,150	78,475

	$685,730	$414,319

Amortization expense related to the intangible assets for the years ended December 31, 2011, 2010 and 2009 was $43.6 million, $16.4 million and $2.6 million, respectively.

Estimated amortization expense related to the intangible lease assets as of December 31, 2011 for each of the five succeeding fiscal years is as follows:

	Amortization
Year	Leases In-Place	Above Market Leases
2012	$44,473	$10,502
2013	$42,750	$10,250
2014	$41,175	$9,907
2015	$40,596	$9,789
2016	$39,098	$9,569

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE

As of December 31, 2011, the Company owned two mortgage notes receivable, each of which is secured by an office building. As of December 31, 2011, the mortgage notes balance of $64.7 million consisted of the outstanding face amount of the mortgage notes of $73.7 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $1.7 million. As of December 31, 2010, the mortgage notes balance of $63.9 million consisted of the outstanding face amount of the mortgage notes of $74.0 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $642,000. The discount is accreted and acquisition costs are amortized over the terms of each respective mortgage note using the effective interest rate method. The mortgage notes have a fixed interest rate of 5.93% per annum and mature on October 1, 2018. Interest only payments were due each month until September 1, 2011, and interest and principal payments are due each month from October 1, 2011 until October 1, 2018. There were no amounts past due as of December 31, 2011 and 2010.

NOTE 7 — INVESTMENT IN MARKETABLE SECURITIES

As of December 31, 2011, the Company owned 11 CMBS, with an estimated aggregate fair value of $114.1 million. During the year ended December 31, 2011, certain of these securities were pledged as collateral under repurchase agreements (the “Repurchase Agreements”), as discussed in Note 9 to these consolidated financial statements. The Company did not own any CMBS as of December 31, 2010. The following table provides the activity for the CMBS during the year ended December 31, 2011 (in thousands):

	0000000000	0000000000	0000000000
	Amortized Cost Basis	Unrealized Gain	Fair Value
Marketable securities as of December 31, 2010	$—	$—	$—
Face value of marketable securities	163,362	—	163,362
Discounts on purchase of marketable securities, net of acquisition costs	(51,330)	—	(51,330)
Net accretion of discounts on marketable securities	762	—	762
Increase in fair value of marketable securities	—	1,335	1,335

Marketable securities as of December 31, 2011	$112,794	$1,335	$114,129

The following table shows the fair value and gross unrealized gains of the Company’s CMBS and the holding period as of December 31, 2011 (in thousands):

Holding Period of Gross Unrealized Gains (Losses) of Marketable Securities
	Less than 12 months			12 Months or More			Total
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
Description of Securities	Value	Gains	(Losses)	Value	Gains	(Losses)	Value	Gains	(Losses)
CMBS	$114,129	$1,901	$(566)	$—	$—	$—	$114,129	$1,901	$(566)

The unrealized losses of $566,000 as of December 31, 2011, were deemed to be a temporary impairment based upon the following (1) the Company having no intent to sell these securities, (2) it is more likely than not that the Company will not be required to sell the securities before recovery and (3) the Company’s expectation to recover the entire amortized cost basis of these securities. The Company determined that the unrealized losses of $566,000 resulted from volatility in interest rates and credit spreads and other qualitative factors relating to macro-credit conditions in the mortgage market. Additionally, as of December 31, 2011, the Company had determined that the subordinate CMBS tranches below the Company’s CMBS investment adequately protected the Company’s ability to recover its investment and that the Company’s estimates of anticipated future cash flows from the CMBS investment had not been adversely impacted by any deterioration in the creditworthiness of the specific CMBS issuers.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The scheduled maturity of the Company’s CMBS as of December 31, 2011 is as follows (in thousands):

	Available-for-sale
	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	112,794	114,129
Due after ten years	—	—

	$112,794	$114,129

Actual maturities of marketable securities can differ from contractual maturities because borrowers may have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the marketable securities.

NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands):

	0000	0000	0000	0000		0000	0000	0000
		Outstanding					Fair Value of (Liability) Asset
	Balance Sheet	Notional	Interest	Effective		Maturity	December 31,	December 31,
	Location	Amount	Rate(1)	Date		Date	2011	2010
Derivatives designated as hedging instruments
Interest Rate Swaps(2)	Derivative liabilities, deferred rent and other liabilities	$19,176	5.95%	9/8/2009		8/29/2012	$(224)	$(505)
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	17,500	5.75%	12/18/2009		1/1/2017	(1,603)	(716)
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	156,000	3.99%	7/30/2010		8/5/2015	(9,150)	(4,155)
Interest Rate Swap(3)	Derivative liabilities, deferred rent and other liabilities	15,000	4.31%	7/30/2010		7/15/2017	(818)	141
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	105,000	4.72%	8/25/2010		9/5/2015	(5,239)	(1,440)
Interest Rate Swaps(4)	Derivative liabilities, deferred rent and other liabilities	23,200	6.83%	12/16/2010		7/6/2016	(1,646)	(513)
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	7,800	5.73%	3/4/2011		4/1/2021	(1,118)	—
Interest Rate Swaps (5)	Derivative liabilities, deferred rent and other liabilities	30,000	6.06%	3/30/2011		3/30/2016	(1,932)	—
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	200,000	3.45%	6/30/2011		6/27/2014	(2,238)	—
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	79,000	4.29%	6/29/2012	(6)	4/30/2016	(798)	—
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	42,000	4.62%	12/1/2011		12/1/2018	(1,029)	—
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	78,750	3.15%	12/30/2011		6/27/2014	(297)	—

		$773,426					$(26,092)	$(7,188)

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	On September 8, 2009, the Company executed 15 swap agreements with identical terms and with an original aggregate notional amount of $20.0 million.
(3)	As of December 31, 2010, the fair value of the interest rate swap agreement was in a financial asset position and was included in the accompanying December 31, 2010 consolidated balance sheet in property escrow deposits, prepaid expenses and other assets.
(4)	On December 16, 2010, the Company executed 17 swap agreements with identical terms and with an aggregate notional amount of $23.2 million.
(5)	On March 30, 2011, the Company executed 23 swap agreements with identical terms and with an aggregate notional amount of $30.0 million.
(6)	On September 2, 2011, the Company executed a swap agreement with an effective date of June 29, 2012.

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 to these consolidated financial statements. The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.

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

The following table summarizes the unrealized losses on the Company’s derivative instruments and hedging activities (in thousands):

	0000000000	0000000000	0000000000
	Amount of Loss Recognized in
	Other Comprehensive Loss on Derivatives
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2009
Interest Rate Swaps (1)	$(18,904)	$(7,053)	$(135)

(1)	There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the years ended December 31, 2011 and 2010. No previously effective portion of losses that were recorded in accumulated other comprehensive loss during the term of the hedging relationship was reclassified into earnings during the years ended December 31, 2011 and 2010.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment.

In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of December 31, 2011 and 2010, there were no termination events or events of default related to the interest rate swaps.

NOTE 9 — NOTES PAYABLE, CREDIT FACILITY AND REPURCHASE AGREEMENTS

As of December 31, 2011, the Company and Consolidated Joint Ventures had $2.4 billion of debt outstanding, with a weighted average years to maturity of 5.4 years and weighted average interest rate of 4.48%. The aggregate balance of gross real estate and related assets, net of gross intangible lease liabilities, securing the total debt outstanding was $4.6 billion as of December 31, 2011. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed. The following table summarizes the debt activity during the year ended and as of December 31, 2011 (in thousands):

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		During the Year Ended December 31, 2011
	Balance as of	Debt Issuance			Balance as of
	December 31, 2010	and Assumptions	Repayments	Other (1)	December 31, 2011
Fixed rate debt	$987,825	$574,559	$(1,973)	$(343)	$1,560,068
Variable rate debt	—	132,143	—	—	132,143
Construction facilities	3,382	5,660	(4,428)	—	4,614
Credit facilities	70,000	810,750	(233,000)	—	647,750
Repurchase agreements	—	29,409	—	—	29,409

Total (2)	$1,061,207	$1,552,521	$(239,401)	$(343)	$2,373,984

(1)	Represents fair value adjustment of assumed mortgage notes payable, net of amortization.
(2)	The table above does not include loan amounts associated with the Unconsolidated Joint Ventures of $45.8 million, which mature on various dates ranging from July 2020 to July 2021, as the loans are non-recourse to the Company.

As of December 31, 2011, the fixed rate debt includes $415.7 million of variable rate debt fixed through the use of interest rate swaps. In addition, the fixed rate debt includes mortgage notes assumed with an aggregate face amount of $16.7 million and an aggregate fair value of $15.4 million. The fixed rate debt has interest rates ranging from 3.99% to 6.83% per annum. The variable rate debt has variable interest rates ranging from LIBOR plus 225 basis points to 300 basis points per annum. In addition, the construction facilities have interest rates ranging from LIBOR plus 235 basis points to 300 basis points per annum, with certain debt containing LIBOR floors. The debt outstanding matures on various dates from August 2012 through January 2022.

During the year ended December 31, 2011, CCPT III OP entered into a credit facility providing borrowings up to $857.5 million (the “Credit Facility”), which includes a $278.75 million term loan (the “Term Loan”) and up to $578.75 million in revolving loans (the “Revolving Loans”). As of December 31, 2011, the Company had $196.1 million available under the Credit Facility based on the underlying collateral pool of $1.4 billion. The Credit Facility may be increased to a maximum of $950.0 million. In addition, the Company repaid all amounts outstanding and terminated its obligations under two credit facilities during the year ended December 31, 2011. Depending upon the type of loan specified and overall leverage ratio, the Revolving Loans bear interest at either LIBOR plus an interest rate spread ranging from 2.25% to 3.00% or a base rate plus an interest rate spread ranging from 1.25% to 2.00%. The base rate is greater of (1) LIBOR plus 1.00%, (2) Bank of America N.A.’s Prime Rate or (3) the Federal Funds Rate plus 0.50%. During the year ended December 31, 2011, the Company executed two swap agreements associated with the Term Loan, which had the effect of fixing the variable interest rates per annum through the maturity date of the respective loan at 3.45% and 3.15%, respectively. The Revolving Loans and Term Loan had a combined weighted average interest rate of 2.85% as of December 31, 2011.

The Repurchase Agreements have interest rates ranging from 1.79% to 2.19% and mature on various dates from January 2012 through November 2012. Upon maturity, the Company may elect to renew the Repurchase Agreements for a period of 90 days until the CMBS mature. The CMBS have a weighted average remaining term of 8.97 years. Under the Repurchase Agreements, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of the pledged assets would require the Company to provide additional collateral to fund margin calls. As of December 31, 2011, the value of the securities held as collateral had a fair value of $72.4 million and an amortized cost of $71.9 million. There was no cash collateral held by the counterparty as of December 31, 2011. The Repurchase Agreements are being accounted for as secured borrowings because the Company maintains effective control of the financed assets. The Repurchase Agreements are non-recourse to the Company and Cole OP III.

The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions. These agreements also include usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility and such notes payable as of December 31, 2011.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the scheduled aggregate principal repayments for the five years and thereafter subsequent to December 31, 2011 (in thousands):

For the year ending December 31,	Principal Repayments (1) (2)
2012	$56,859
2013	34,970
2014	716,048
2015	333,748
2016	168,072
Thereafter	1,065,351

Total	$2,375,048

(1)	Assumes the Company accepts the interest rates that one lender may reset on September 1, 2013 and February 1, 2015, related to mortgage notes payable of $30.0 million and $32.0 million, respectively.
(2)

Principal payment amounts reflect actual payments based on the face amount of notes payable secured by the Company’s wholly-owned properties and Consolidated Joint Ventures. As of December 31, 2011, the fair value adjustment, net of amortization, of mortgage notes assumed was $1.1 million.

NOTE 10 — ACQUIRED BELOW MARKET LEASE INTANGIBLES

Acquired below market lease intangibles consisted of the following (in thousands):

	00000000	00000000
	As of December 31,
	2011	2010
Acquired below-market leases, net of accumulated amortization of $8,857 and $3,066, respectively (with a weighted average life of 14.1 and 13.5 years, respectively)	$93,330	$66,815

The increase in net income resulting from the amortization of the intangible lease liability for the years ended December 31, 2011, 2010 and 2009 was $5.8 million, $2.7 million and $399,000, respectively.

Estimated amortization of the intangible lease liability as of December 31, 2011 for each of the five succeeding fiscal years is as follows (in thousands):

Year	Amortization of Below Market Leases
2012	$7,065
2013	$6,949
2014	$6,815
2015	$6,790
2016	$6,612

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	0000000000	0000000000	0000000000
	Year Ended December 31,
	2011	2010	2009
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$20,858	$14,448	$5,313
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$4,863	$10,577	$—
Common stock issued through distribution reinvestment plan	$110,093	$65,174	$12,626
Net unrealized loss on interest rate swaps	$(18,904)	$(7,053)	$(135)
Unrealized gain on marketable securities	$1,335	$—	$—
Earnout liability	$5,519	$—	$—
Accrued other offering costs	$1,081	$321	$490
Accrued capital expenditures	$1,783	$1,422	$—
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest of $48,000, $26,000 and $0, respectively	$75,945	$20,627	$1,922

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

Purchase Commitments

As of December 31, 2011, the Company had entered into agreements with unaffiliated third-party sellers to purchase a 100% interest in 20 retail properties, subject to meeting certain criteria, for an aggregate purchase price of $336.6 million, exclusive of closing costs. As of December 31, 2011, the Company had $4.7 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. These deposits are included in the accompanying December 31, 2011 consolidated balance sheet in property escrow deposits, prepaid expenses and other assets. Subsequent to December 31, 2011, the purchase agreement related to 16 of the properties was terminated. The escrow deposit related to these 16 properties of $4.0 million was refunded to the Company and the seller paid the Company an additional $4.0 million breakage fee. As of March 26, 2012, the Company had purchased three of these properties for $36.5 million, exclusive of closing costs, and no escrow deposits were forfeited.

In addition, during the year ended December 31, 2011, the Company entered into agreements with unaffiliated third-parties for the development of two office buildings. As of December 31, 2011, the Company had acquired two land parcels, upon which the office buildings will be developed, for an aggregate purchase price of $8.2 million. Based on budgeted construction costs, the cost to complete the facilities is estimated to be $57.8 million in aggregate. The construction will be funded by two construction loan facilities totaling $42.6 million. As of December 31, 2011, $370,000 had been drawn on the construction facilities.

The Company will also be obligated to purchase a property from one of the Consolidated Joint Venture for an expected purchase price of $7.7 million, subject to certain criteria being met, including the completion of the building.

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

NOTE 13 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

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

All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer manager fee) are paid by CR III Advisors or its affiliates and are reimbursed by the Company up to 1.5% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of December 31, 2011, CR III Advisors had paid organization and offering costs in excess of the 1.5% in connection with the Follow-on Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.5% of gross proceeds from the Follow-on Offering. As the Company raises additional proceeds from the Follow-on Offering, these costs may become payable. Subsequent to December 31, 2011, the Company reimbursed CR III Advisors $6.3 million of organization and offering costs and as of March 26, 2012, the Company had capacity to reimburse an additional $6.9 million of organization and offering costs.

The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CR III Advisors and its affiliates related to the services described above during the years indicated (in thousands).

	000000000	000000000	000000000
	Year Ended December 31,
	2011	2010	2009
Offering:
Selling commissions	$88,660	$98,980	$66,534
Selling commissions reallowed by Cole Capital	$88,660	$98,980	$66,534
Dealer manager fee	$25,890	$28,773	$19,311
Dealer manager fee reallowed by Cole Capital	$13,089	$14,485	$9,098
Other organization and offering expenses	$21,572	$14,013	$13,369

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

The Company reimburses CR III Advisors for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CR III Advisors for any amount by which its operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors find that a higher level of expense is justified for that year based on unusual and non-recurring factors. The Company will not reimburse CR III Advisors for personnel costs in connection with services for which CR III Advisors receives acquisition fees and real estate commissions.

If CR III Advisors, or its affiliates, provides substantial services, as determined by the independent directors, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay CR III Advisors or its affiliates a financing coordination fee equal to 1% of the amount available and/or outstanding under such financing; provided however, that CR III Advisors or its affiliates shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which CR III Advisors or its affiliates received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to CR III Advisors or its affiliates as the Company acquires and/or assumes such permanent financing. With respect to any revolving line of credit, no financing coordination fees will be paid on loan proceeds from any line of credit unless all net offering proceeds received as of the date proceeds from the line of credit are drawn for the purpose of acquiring assets have been invested. In addition, with respect to any revolving line of credit, CR III Advisors or its affiliates will receive financing coordination fees only in connection with amounts being drawn for the first time and not upon any re-drawing of amounts that had been repaid by the Company.

The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR III Advisors and its affiliates related to the services described above during the years indicated (in thousands).

	XXXXXX	XXXXXX	XXXXXX
	Year Ended December 31,
	2011	2010	2009
Acquisitions and Operations:
Acquisition fees and expenses	$49,888	$48,802	$14,555
Asset management fees and expenses	$20,317	$8,187	$1,409
Property management and leasing fees and expenses	$9,437	$3,811	$584
Operating expenses	$2,324	$1,642	$744
Financing coordination fees	$14,920	$9,512	$1,294

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

During the years ended December 31, 2011, 2010 and 2009, no commissions or fees were incurred for services provided by CR III Advisors and its affiliates related to the services described above.

Other

As of December 31, 2011 and 2010, $4.8 million and $804,000, respectively, had been incurred primarily for other organization and offering, operating and acquisition expenses, by CR III Advisors and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the consolidated balance sheets.

Transactions

During each of the years ended December 31, 2011 and 2010, the Company did not acquire any properties from or enter into any loan agreements with affiliates of the Company’s advisor. During the year ended December 31, 2009, the Company acquired a 100% interest in six commercial properties from affiliates of the Company’s advisor for an aggregate purchase price of $46.2 million. A majority of the Company’s board of directors, including all of the Company’s independent directors not otherwise interested in the transactions, approved the acquisitions as being fair and reasonable to the Company, and determined that the cost to the Company was not in excess of the current appraised value of the properties or the cost of the properties to the affiliates.

In connection with the real estate assets acquired from affiliates of the Company’s advisor during the year ended December 31, 2009, the Company entered into eight loans totaling $41.6 million, all of which were variable rate debt with interest rates equal to the 3-month LIBOR plus 250 basis points and were secured by the membership interest held by CCPT III OP in certain wholly-owned subsidiaries on which the debt was placed. Of the $41.6 million, $13.9 million was borrowed from Series B, LLC, $15.7 million was borrowed from Series C, LLC, and $12.0 million was borrowed from Series D, LLC, each of which is an affiliate of the Company’s advisor. The loans from Series C, LLC and Series D, LLC contained a revolving line of credit feature that allowed the Company to borrow up to $15.7 million and $12.0 million, respectively and each loan matured in January 2010.The loan from Series B, LLC matured on March 31, 2009.The Company’s board of directors, including all of the independent directors not otherwise interested in the transactions, approved the loans as fair, competitive and commercially reasonable, and determined that their terms were no less favorable to the Company than loans between unaffiliated third parties under similar circumstances. The loans were repaid in full during the year ended December 31, 2009, with gross offering proceeds. The Company paid $184,000 during the year ended December 31, 2009 of interest and no financing coordination fee was paid to CR III Advisors related to the aforementioned loans from affiliated entities.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — ECONOMIC DEPENDENCY

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

NOTE 15 — STOCKHOLDERS’ EQUITY

Distribution Reinvestment Plan

Pursuant to the DRIP, the Company allows stockholders of its common stock to elect to have the distributions the stockholders receive reinvested in additional shares of the Company’s common stock. The purchase price per share under the amended and restated DRIP will be $9.50 per share until the Company’s board of directors determines a reasonable estimate of the value of the Company’s shares. Thereafter, the purchase price per share under the Company’s DRIP will be the most recently disclosed per share value as determined in accordance with the Company’s valuation policy. No sales commissions or dealer manager fees will be paid on shares sold under the DRIP. The Company’s board of directors may terminate or amend the DRIP at the Company’s discretion at any time upon 30 days prior written notice to the stockholders. During the years ended December 31, 2011 and 2010, approximately 11.6 million and approximately 6.9 million shares were purchased under the DRIP for $110.1 million and $65.2 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of redemptions paid of $41.9 million and $11.7 million, respectively.

Share Redemption Program

The Company’s share redemption program permits its stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.

There are several restrictions on the stockholder’s ability to sell their shares to the Company under the program. The stockholders generally have to hold their shares for one year in order to participate in the program; however, the Company may waive the one-year holding period in the event of the death or bankruptcy of a stockholder. In addition, the Company will limit the number of shares redeemed pursuant to the Company’s share redemption program as follows: (1) the redemptions are limited to 5% of the weighted average number of shares outstanding during the trailing twelve months prior to the end of the fiscal quarter for which redemptions are being paid (the “Trailing Twelve-month Cap”) (provided, however, that while shares subject to a redemption requested upon death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the Trailing Twelve-month Cap); and (2) funding for the redemption of shares will be limited to the net proceeds the Company receives from the sale of shares under the DRIP. In an effort to accommodate redemption requests throughout the calendar year, the Company limits quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing twelve-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds the Company receives from the sale of shares in the respective quarter under the DRIP (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the quarterly percentage caps); however, the Company’s board of directors may waive these quarterly limitations in its sole discretion, subject to the Trailing Twelve-month Cap. During the term of the Offering and until such time as the Company’s board of directors determines a reasonable estimate of the value of the Company’s shares, the redemption price per share (other than for shares purchased pursuant to the DRIP) will depend on the length of time the stockholder has held such shares as follows: after one year from the purchase date — 95% of the amount the stockholder paid for each share; after two years from the purchase date — 97.5% of the amount the stockholder paid for each share; after three years from the purchase date — 100% of the amount the stockholder paid for each share. During this time period, the redemption price for shares purchased pursuant to the DRIP will be the amount paid for such shares.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon receipt of a request for redemption, the Company may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. The Company’s share redemption program provides that repurchases will be made no later than the end of the month following the end of each fiscal quarter. If the Company cannot purchase all shares presented for redemption in any fiscal quarter, it will give priority to the redemption of deceased stockholders’ shares. The Company next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time the Company receives the request, in order to reduce the expense of maintaining small accounts. Thereafter, the Company will honor the remaining redemption requests on a pro rata basis. The Company’s board of directors may amend, suspend or terminate the share redemption program at any time upon 30 days prior written notice to the stockholders. During the years ended December 31, 2011 and 2010, the Company redeemed approximately 4.3 million and approximately 1.2 million shares under the share redemption program for $41.9 million and $11.7 million, respectively.

NOTE 16 — INCOME TAXES

For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ basis in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
Character of Distributions:	2011	2010	2009
Ordinary dividends	61%	55%	55%
Nontaxable distributions	39%	45%	45%

Total	100%	100%	100%

As of December 31, 2011, the tax basis carrying value of the Company’s land and depreciable real estate assets was $5.2 billion. During the years ended December 31, 2011, 2010 and 2009, the Company incurred state and local income and franchise taxes of $1.3 million, $786,000 and $251,000, respectively, which were recorded in general and administrative expenses on the consolidated statements of operations.

NOTE 17 — OPERATING LEASES

The Company’s properties are leased to tenants under operating leases for which the terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of December 31, 2011, the weighted average remaining lease term, including the Consolidated Joint Ventures, was 13.7 years.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, as of December 31, 2011, is as follows (in thousands):

XXXXXXXX
Year ending December 31,	Amount
2012	$436,942
2013	437,361
2014	433,111
2015	430,631
2016	423,155
Thereafter	5,007,860

Total	$7,169,060

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 — QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$71,741	$81,414	$97,666	$115,481
Operating income	29,355	29,335	25,286	47,411
Net income including noncontrolling interest	14,548	10,491	1,282	19,450
Net income attributable to the Company	14,260	10,480	1,271	19,285
Basic and diluted net income attributable to the Company per common share (1)	0.05	0.03	0.00	0.07
Distributions declared per common share	0.16	0.16	0.16	0.17

(1)	Based on the weighted average number of shares outstanding as of December 31, 2011.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$18,207	$25,988	$42,419	$56,942
Operating income	2,189	3,094	7,192	6,164
Net loss including noncontrolling interest	(160)	(1,603)	(8)	(4,832)
Net loss attributable to the Company	(160)	(1,603)	(8)	(4,522)
Basic and diluted net loss attributable to the Company per common share (1)	(0.00)	(0.01)	(0.00)	(0.03)
Distributions declared per common share	0.17	0.17	0.18	0.18

(1)	Based on the weighted average number of shares outstanding as of December 31, 2010.

NOTE 19 — SUBSEQUENT EVENTS

Status of the Offerings

As of March 26, 2012, the Company had received $4.7 billion in gross offering proceeds through the issuance of approximately 471.3 million shares of its common stock in the Offerings (including shares issued pursuant to the Company’s DRIP). Subsequent to December 31, 2011, the Company issued approximately 80.5 million shares of our common stock in the Follow-on Offering, resulting in gross proceeds of $803.8 million and redeemed approximately 962,000 shares for $9.4 million. In April of 2012, the Company intends to deregister all remaining unsold shares from the Follow-on Offering.

In addition, on March 14, 2012, the Company registered 75.0 million shares of common stock under the DRIP pursuant to a Registration Statement on Form S-3.

Investment in Real Estate and Related Assets

Subsequent to December 31, 2011, the Company acquired a 100% interest in 50 commercial real estate properties for an aggregate purchase price of $359.4 million. The acquisitions were funded with net proceeds of the Offerings. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 to these condensed consolidated unaudited financial statements for these properties. Acquisition related expenses totaling $9.2 million were expensed as incurred. In addition, the Company purchased two CMBS securities with an aggregate face value of $25.0 million for an aggregate purchase price of $19.2 million.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes Payable and Credit Facility

Subsequent to December 31, 2011, the Company incurred or assumed fixed rate debt totaling $147.9 million with fixed rates, which includes $24.0 million of variable rate debt swapped to a fixed rate, ranging from 4.09% to 5.49% per annum, with various maturity dates from March 2017 through April 2022. The fixed rate debt is secured by eight commercial properties with an aggregate purchase price of $263.7 million. Also subsequent to December 31, 2011, $88,000 was drawn under the construction facilities and $369.0 million was repaid under the Credit Facility. As of March 26, 2012, the Company had $4.7 million outstanding under the construction facilities and $278.8 million outstanding under the Credit Facility.

Disposal of Real Estate Assets

Subsequent to December 31, 2011, the Company sold 12 properties with an aggregate net book value of $53.9 million for $69.4 million, excluding closing costs.

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

December 31, 2011

(in thousands)

				Total	Gross Amount at
		Initial Costs to Company		Adjustments	Which Carried at	Accumulated	Date	Date
Description	Encumbrances	Land	Improvements	to Basis	December 31, 2011	Depreciation	Acquired	Constructed
Real Estate Held for Investment the Company has Invest in Under Operating Leases:
Aaron Rents
Auburndale, FL	$2,647	$1,224	$3,478	$5	$4,707	$181	3/31/2010	2009
Battle Creek, MI	415	228	485	—	713	35	6/18/2009	1956
Benton Harbor, MI	408	261	385	—	646	28	6/30/2009	1973
Bloomsburg, PA	399	152	770	—	922	42	3/31/2010	2009
Bowling Green, OH	564	154	805	—	959	42	3/31/2010	2009
Charlotte, NC	579	279	714	—	993	35	3/31/2010	1994
Chattanooga, TN	499	587	384	—	971	27	6/18/2009	1989
Columbia, SC	567	549	473	—	1,022	33	6/18/2009	1977
Copperas Cove, TX	680	304	964	—	1,268	64	6/30/2009	2007
El Dorado, AR	363	208	456	—	664	31	6/30/2009	2000
Haltom City, TX	766	258	1,185	—	1,443	77	6/30/2009	2008
Humble, TX	675	430	734	—	1,164	50	5/29/2009	2008
Indianapolis, IN	444	170	654	—	824	46	5/29/2009	1998
Kennett, MO	319	165	406	—	571	20	3/31/2010	1999
Kent, OH	613	356	1,138	—	1,494	75	3/31/2010	1999
Killeen , TX	1,586	608	2,241	—	2,849	153	6/18/2009	1981
Kingsville, TX	598	369	770	—	1,139	36	3/31/2010	2009
Lafayette, IN	550	249	735	—	984	35	3/31/2010	1990
Livingston, TX	657	131	1,052	—	1,183	69	6/18/2009	2008
Magnolia, MS	1,472	209	2,393	—	2,602	134	3/31/2010	2000
Mansura, LA	258	54	417	(10)	461	28	6/18/2009	2000
Marion, SC	319	82	484	—	566	23	3/31/2010	1998
Meadville, PA	521	168	841	—	1,009	66	5/29/2009	1994
Mexia, TX	499	114	813	—	927	55	5/29/2009	2007
Minden, LA	657	252	831	—	1,083	56	5/29/2009	2008
Mission, TX	549	347	694	—	1,041	32	3/31/2010	2009
North Olmsted, OH	449	151	535	—	686	30	3/31/2010	1960
Odessa, TX	363	67	567	—	634	38	5/29/2009	2006
Oneonta, AL	614	218	792	—	1,010	42	3/31/2010	2008
Oxford , AL	363	263	389	—	652	27	5/29/2009	1989
Pasadena, TX	671	377	787	—	1,164	52	6/18/2009	2009
Pensacola, FL	354	263	423	—	686	31	6/30/2009	1979
Port Lavaca, TX	544	128	894	—	1,022	58	6/30/2009	2007
Redford, MI	434	215	477	—	692	27	3/31/2010	1972
Richmond, VA	789	419	1,032	—	1,451	68	6/30/2009	1988
Shawnee, OK	598	428	634	—	1,062	43	5/29/2009	2008
Springdale, AR	624	500	655	—	1,155	32	3/31/2010	2009
Statesboro, GA	589	311	734	—	1,045	48	6/18/2009	2008
Texas City, TX	911	294	1,311	—	1,605	81	8/31/2009	1991
Valley, AL	409	139	569	—	708	31	3/31/2010	2009
Academy Sports
Austin, TX	5,044	3,699	4,930	—	8,629	177	8/26/2010	1988
Bossier City, LA	3,878	1,920	5,410	—	7,330	356	6/19/2009	2008
Fort Worth, TX	3,476	1,871	4,117	—	5,988	270	6/19/2009	2009
Killeen, TX	3,320	1,227	4,716	—	5,943	215	4/29/2010	2009
Laredo, TX	4,031	2,133	4,839	—	6,972	316	6/19/2009	2008

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

December 31, 2011

(in thousands)

						Total	Gross Amount at
				Initial Costs to Company		Adjustments	Which Carried at	Accumulated	Date	Date
Description	Encumbrances			Land	Improvements	to Basis	December 31, 2011	Depreciation	Acquired	Constructed
Academy Sports (continued)
Montgomery, AL	$	(g	)	$1,290	$5,644	$—	$6,934	$377	6/19/2009	2009
Advanced Auto
Appleton, WI		(g	)	393	904	—	1,297	31	9/30/2010	2007
Bedford, IN		760		71	1,056	—	1,127	27	1/4/2011	2007
Bethel, OH		730		276	889	—	1,165	30	12/22/2010	2008
Bonita Springs, FL		1,561		1,094	1,134	—	2,228	39	9/22/2010	2007
Brownstown, MI		(g	)	771	924	—	1,695	7	9/23/2011	2008
Canton, OH		660		343	870	—	1,213	42	3/31/2010	2007
Charlotte, NC		(g	)	395	749	—	1,144	12	5/12/2011	2001
Crestwood, KY		1,030		374	1,015	—	1,389	28	12/22/2010	2009
Deer Park, TX		752		219	1,131	—	1,350	59	12/16/2009	2008
Delaware, OH		730		467	906	—	1,373	46	3/31/2010	2008
Franklin, IN		738		384	918	—	1,302	33	8/12/2010	2010
Grand Rapids, MI		657		344	656	—	1,000	25	8/12/2010	2008
Hillview, KY		740		302	889	—	1,191	24	12/22/2010	2009
Holland, OH		668		126	1,050	—	1,176	49	3/31/2010	2008
Houston (Aldine), TX		703		190	1,072	—	1,262	56	12/16/2009	2006
Houston (Imperial), TX		635		139	995	—	1,134	52	12/16/2009	2008
Houston (Wallisville), TX		771		140	1,245	—	1,385	65	12/16/2009	2008
Howell, MI		830		639	833	—	1,472	24	12/20/2010	2008
Humble, TX		771		292	1,086	—	1,378	57	12/16/2009	2007
Huntsville, TX		630		134	1,046	—	1,180	54	12/16/2009	2008
Janesville, WI		939		277	1,209	—	1,486	41	9/30/2010	2007
Kingwood, TX		757		183	1,183	—	1,366	61	12/16/2009	2009
Lehigh Acres, FL		1,425		582	1,441	—	2,023	39	12/21/2010	2008
Lubbock, TX		589		88	1,012	—	1,100	53	12/16/2009	2008
Massillon, OH		(g	)	270	1,210	—	1,480	18	6/21/2011	2007
Milwaukee, WI		(g	)	507	1,107	—	1,614	16	6/10/2011	2008
Monroe, MI		(g	)	599	846	—	1,445	13	6/21/2011	2007
Rock Hill, SC		(g	)	345	589	—	934	9	5/12/2011	1995
Romulus, MI		(g	)	537	1,021	—	1,558	8	9/23/2011	2007
Salem, OH		660		254	869	—	1,123	24	12/20/2010	2009
Sapulpa, OK		704		360	893	—	1,253	31	8/3/2010	2007
South Lyon, MI		(g	)	569	898	—	1,467	13	6/21/2011	2008
Sylvania, OH		639		115	983	—	1,098	44	4/28/2010	2009
Twinsburg, OH		639		355	770	—	1,125	37	3/31/2010	2008
Vermillion, OH		(g	)	270	722	—	992	11	6/21/2011	2006
Washington Township, MI		(g	)	779	1,012	—	1,791	8	9/23/2011	2008
Webster, TX		771		293	1,089	—	1,382	57	12/16/2009	2008
AGCO Corporation
Duluth, GA		—		2,785	12,570	—	15,355	13	12/21/2011	1998
Albertson’s
Abilene, TX		3,981		1,085	4,871	—	5,956	151	10/26/2010	2010
Albuquerque (Academy), NM		4,500		2,257	5,204	—	7,461	193	10/26/2010	1997
Albuquerque (Lomas), NM		4,410		2,960	4,409	—	7,369	172	10/26/2010	2003
Alexandira, LA		4,110		1,428	5,066	—	6,494	157	10/26/2010	2000
Arlington, TX		4,206		984	5,732	—	6,716	178	10/26/2010	2002

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

December 31, 2011

(in thousands)

					Total	Gross Amount at
			Initial Costs to Company		Adjustments	Which Carried at	Accumulated	Date	Date
Description	Encumbrances		Land	Improvements	to Basis	December 31, 2011	Depreciation	Acquired	Constructed
Albertson’s (continued)
Baton Rouge (Airline), LA	$5,425		$2,200	$6,003	$—	$8,203	$186	10/26/2010	2004
Baton Rouge (College), LA	3,931		1,733	4,615	—	6,348	144	10/26/2010	2002
Baton Rouge (George), LA	4,731		2,023	5,273	—	7,296	164	10/26/2010	2003
Bossier City, LA	3,599		2,006	4,000	—	6,006	125	10/26/2010	2000
Clovis, NM	3,927		757	3,625	—	4,382	138	10/26/2010	2010
Denver, CO	3,840		1,858	5,253	—	7,111	162	10/26/2010	2002
Durango, CO	3,770		4,549	2,276	—	6,825	71	10/26/2010	1993
El Paso, TX	4,438		1,341	4,206	—	5,547	130	10/26/2010	2009
Farmington, NM	2,566		1,237	3,136	—	4,373	128	10/26/2010	2002
Fort Collins, CO	4,328		1,362	6,186	—	7,548	191	10/26/2010	2009
Fort Worth (Beach), TX	4,740		2,097	5,299	—	7,396	164	10/26/2010	2009
Fort Worth (Clifford), TX	3,149		1,187	4,089	—	5,276	127	10/26/2010	2002
Fort Worth (Oakmont), TX	3,553		1,859	4,200	—	6,059	131	10/26/2010	2000
Fort Worth (Sycamore), TX	3,840		962	5,174	—	6,136	160	10/26/2010	2010
Lafayette, LA	5,380		1,676	6,442	—	8,118	200	10/26/2010	2002
Lake Havasu City, AZ	3,552		1,037	5,361	—	6,398	170	10/26/2010	2003
Las Cruces, NM	(g	)	1,567	5,581	—	7,148	158	1/28/2011	1997
Los Lunas, NM	4,083		1,236	4,976	—	6,212	182	10/26/2010	2003
Mesa, AZ	3,034		1,739	3,748	—	5,487	129	9/29/2010	1997
Midland, TX	5,640		1,470	5,129	—	6,599	160	10/26/2010	2000
Odessa, TX	5,080		1,201	4,425	—	5,626	139	10/26/2010	2008
Phoenix, AZ	3,500		2,241	4,086	—	6,327	140	9/29/2010	1998
Scottsdale, AZ	5,672		2,932	7,046	—	9,978	223	10/26/2010	2002
Silver City, NM	3,560		647	3,987	—	4,634	146	10/26/2010	1995
Tucson (Grant), AZ	2,721		1,464	3,456	—	4,920	111	10/26/2010	1994
Tucson (Silverbell), AZ	5,430		2,649	7,001	—	9,650	236	9/29/2010	2000
Weatherford, TX	3,934		1,686	4,836	—	6,522	150	10/26/2010	2001
Yuma, AZ	4,395		1,320	6,597	—	7,917	208	10/26/2010	2004
Applebee’s
Adrian, MI	(g	)	312	1,537	—	1,849	48	10/13/2010	1995
Bartlett, TN	(g	)	674	874	—	1,548	27	10/13/2010	1990
Chambersburg, PA	(g	)	709	983	—	1,692	31	10/13/2010	1995
Elizabeth City, NC	(g	)	392	1,282	—	1,674	59	3/31/2010	1997
Farmington, MO	(g	)	360	1,483	—	1,843	68	3/31/2010	1999
Horn Lake, MS	(g	)	646	813	—	1,459	25	10/13/2010	1994
Joplin, MO	(g	)	578	1,290	—	1,868	59	3/31/2010	1994
Kalamazoo, MI	(g	)	562	1,288	—	1,850	40	10/13/2010	1994
Lufkin, TX	(g	)	617	1,106	—	1,723	34	10/13/2010	1998
Madisonville, KY	(g	)	521	1,166	—	1,687	53	3/31/2010	1997
Marion, IL	(g	)	429	1,165	—	1,594	53	3/31/2010	1998
Memphis, TN	(g	)	779	1,112	—	1,891	51	3/31/2010	1999
Norton, VA	(g	)	530	928	—	1,458	29	10/13/2010	2006
Owatonna, MN	(g	)	590	1,439	—	2,029	45	10/13/2010	1996
Rolla, MO	(g	)	569	1,370	—	1,939	63	3/31/2010	1997
Swansea, IL	(g	)	559	1,036	—	1,595	32	10/13/2010	1998
Tyler, TX	(g	)	852	1,418	—	2,270	44	10/13/2010	1993
Vincennes, IN	(g	)	383	1,248	—	1,631	57	3/31/2010	1995

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

December 31, 2011

(in thousands)

						Total	Gross Amount at
				Initial Costs to Company		Adjustments	Which Carried at	Accumulated	Date	Date
Description	Encumbrances			Land	Improvements	to Basis	December 31, 2011	Depreciation	Acquired	Constructed
Applebee’s (continued)
West Memphis, AR	$	(g	)	$518	$829	$—	$1,347	$26	10/13/2010	2006
Wytheville, VA		(g	)	419	959	—	1,378	30	10/13/2010	1997
Appollo Group
Phoenix, AZ		79,000		13,270	123,533	—	136,803	2,590	3/24/2011	2008
AT&T
Dallas, TX		17,350		887	24,073	—	24,960	1,383	5/28/2010	2001
Atascocita Commons
Humble, TX		28,250		13,051	39,287	(7)	52,331	1,620	6/29/2010	2008
Autozone
Blanchester, OH		535		160	755	—	915	34	6/9/2010	2008
Hamilton, OH		814		610	760	—	1,370	35	6/9/2010	2008
Hartville, OH		613		111	951	—	1,062	41	7/14/2010	2007
Mount Orab, OH		679		306	833	—	1,139	38	6/9/2010	2009
Nashville, TN		861		441	979	—	1,420	40	6/9/2010	2009
Pearl River, LA		719		193	1,046	—	1,239	41	6/30/2010	2007
Rapid City, SD		570		365	839	—	1,204	35	6/30/2010	2008
Trenton, OH		504		288	598	—	886	28	6/9/2010	2008
Banner Life
Urbana, MD		19,600		3,730	29,863	—	33,593	479	6/2/2011	2011
Belleview Plaza
Pensacola, FL		—		1,033	6,039	—	7,072	7	12/13/2011	2009
Best Buy
Bourbannais, IL		(g	)	1,181	3,809	—	4,990	268	8/31/2009	1991
Coral Springs, FL		3,400		2,654	2,959	—	5,613	196	8/31/2009	1993
Indianapolis, IN		(g	)	808	3,468	—	4,276	44	7/20/2011	2009
Kenosha, WI		(g	)	1,470	4,518	—	5,988	55	7/12/2011	2008
Lakewood , CO		3,820		2,318	4,603	—	6,921	297	8/31/2009	1990
Marquette, MI		(g	)	561	3,732	—	4,293	98	2/16/2011	2010
Montgomery, AL		3,147		986	4,116	—	5,102	169	7/6/2010	2003
Norton Shores, MI		(g	)	1,323	3,489	—	4,812	73	3/30/2011	2001
Pineville, NC		5,415		1,611	6,003	—	7,614	173	12/28/2010	2003
Richmond, IN		(g	)	359	3,644	—	4,003	44	7/27/2011	2011
Southaven, MS		(g	)	1,258	2,901	—	4,159	24	9/26/2011	2007
Big O Tires
Phoenix, AZ		782		554	731	—	1,285	23	10/20/2010	2010
Bi-Lo Grocery
Greenwood, SC		(g	)	189	3,288	—	3,477	55	5/3/2011	1999
Mt. Pleasant, SC		(g	)	2,374	5,441	—	7,815	90	5/3/2011	2003
BJ’s Wholesale Club
Auburn, ME		(g	)	4,419	8,603	—	13,022	90	9/30/2011	1995
Boynton Beach, FL		(g	)	6,320	9,164	—	15,484	72	9/30/2011	2001
California (Lexington Park), MD		(g	)	5,347	10,404	—	15,751	79	9/30/2011	2003
Deptford, NJ		(g	)	1,764	13,244	—	15,008	107	9/30/2011	1995
Greenfield, MA		(g	)	2,796	9,060	—	11,856	88	9/30/2011	1997
Jacksonville, FL		(g	)	4,840	13,342	—	18,182	111	9/30/2011	2003
Lancaster, PA		(g	)	3,586	14,934	—	18,520	121	9/30/2011	1986
Leominster, MA		(g	)	5,227	13,147	—	18,374	129	9/30/2011	1993

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

December 31, 2011

(in thousands)

						Total	Gross Amount at
				Initial Costs to Company		Adjustments	Which Carried at	Accumulated	Date	Date
Description	Encumbrances			Land	Improvements	to Basis	December 31, 2011	Depreciation	Acquired	Constructed
BJ’s Wholesale Club (continued)
Pembroke Pines, FL	$	(g	)	$5,162	$7,122	$—	$12,284	$57	9/30/2011	1997
Portsmouth, NH		(g	)	6,980	13,264	—	20,244	138	9/30/2011	1993
Westminster, MD		(g	)	5,712	13,238	—	18,950	109	9/30/2011	2001
Uxbridge (DC), MA		(g	)	2,778	24,514	—	27,292	211	9/30/2011	2006
Breakfast Pointe
Panama Beach City, FL		8,050		2,938	11,444	—	14,382	354	11/18/2010	2009
California Pizza Kitchen
Alpharetta, GA		(g	)	1,322	2,224	—	3,546	27	7/7/2011	1994
Atlanta, GA		(g	)	1,691	1,658	—	3,349	20	7/7/2011	1993
Grapevine, TX		(g	)	1,271	1,742	—	3,013	21	7/7/2011	1994
Schaumburg, IL		(g	)	1,283	2,175	—	3,458	26	7/7/2011	1995
Scottsdale, AZ		(g	)	1,555	1,529	—	3,084	18	7/7/2011	1994
Camp Creek Marketplace
East Point, GA		42,000		5,907	63,695	—	69,602	1,148	5/13/2011	2003
Caremark Towers
Glenview, IL		16,235		3,357	32,822	—	36,179	147	11/3/2011	1980
Cargill
Blair, NE		2,515		263	4,160	—	4,423	206	3/17/2010	2009
Carmax
Austin, TX		9,900		3,268	15,016	—	18,284	520	8/25/2010	2004
Garland, TX		(g	)	4,435	9,926	—	14,361	496	1/29/2010	2007
Henderson, NV		(g	)	3,092	12,994	—	16,086	107	9/21/2011	2002
Century Town Center
Vero Beach, FL		—		4,142	8,549	—	12,691	134	6/9/2011	2008
Children’s Courtyard
Grand Prairie, TX		(g	)	225	727	—	952	20	12/15/2010	1999
Childtime Childcare
Bedford, OH		(g	)	77	549	—	626	15	12/15/2010	1979
Modesto (Floyd), CA		(g	)	265	685	—	950	21	12/15/2010	1988
Oklahoma City (Rockwell), OK		(g	)	56	562	—	618	15	12/15/2010	1986
Oklahoma City (Western), OK		(g	)	77	561	—	638	15	12/15/2010	1985
Chili’s
Flanders, NJ		1,508		624	1,472	—	2,096	58	6/30/2010	2003
Ramsey, NJ		—		753	946	—	1,699	37	6/30/2010	1995
Cigna
Plano, TX		31,400		7,782	38,237	—	46,019	2,219	2/24/2010	2009
City Center Plaza
Bellevue, WA		156,000		33,201	243,531	58	276,790	10,054	7/9/2010	2008
Cleveland Town Center
Cleveland, TN		—		1,623	14,831	—	16,454	18	12/20/2011	2008
CompUSA
Arlington, TX		1,770		1,215	1,426	55	2,696	63	10/18/2010	1992
ConAgra Foods
Milton, PA		18,058		3,404	22,867	214	26,485	324	6/14/2011	1991
Cracker Barrel
Abilene, TX		1,477		1,110	1,666	—	2,776	133	6/30/2009	2005
Braselton, GA		1,314		952	1,630	—	2,582	130	6/30/2009	2005

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

December 31, 2011

(in thousands)

					Total	Gross Amount at
			Initial Costs to Company		Adjustments	Which Carried at	Accumulated	Date	Date
Description	Encumbrances		Land	Improvements	to Basis	December 31, 2011	Depreciation	Acquired	Constructed
Cracker Barrel (continued)
Bremen, GA	$1,170		$693	$1,686	$—	$2,379	$132	6/30/2009	2006
Bristol, VA	1,103		578	1,643	—	2,221	131	6/30/2009	2006
Columbus, GA	1,294		1,002	1,535	—	2,537	119	7/15/2009	2003
Emporia, VA	1,122		722	1,527	—	2,249	124	6/30/2009	2004
Fort Mill, SC	1,314		969	1,615	—	2,584	128	6/30/2009	2006
Greensboro, NC	1,304		1,127	1,473	—	2,600	118	6/30/2009	2005
Mebane, NC	1,093		679	1,553	—	2,232	123	6/30/2009	2004
Piedmont, SC	1,477		1,218	1,672	—	2,890	133	6/30/2009	2005
Rocky Mount, SC	1,189		920	1,433	—	2,353	116	6/30/2009	2006
San Antonio, TX	1,448		1,129	1,687	—	2,816	134	6/30/2009	2005
Sherman, TX	1,438		1,217	1,579	—	2,796	124	6/30/2009	2007
Waynesboro, VA	1,361		1,072	1,608	—	2,680	127	6/30/2009	2004
Woodstock, VA	1,074		851	1,375	—	2,226	110	6/30/2009	2005
Crossroads Marketplace
Warner Robbins, GA	—		2,128	8,517	—	10,645	10	12/20/2011	2008
CSAA
Oklahoma City, OK	(g	)	2,861	23,059	—	25,920	863	11/15/2010	2009
CVS
Athens, GA	(g	)	1,907	3,234	—	5,141	86	12/14/2010	2009
Auburndale, FL	1,565		1,152	1,641	—	2,793	47	11/1/2010	1999
Bellevue, OH	—		175	1,777	—	1,952	6	11/4/2011	1998
Boca Raton, FL	2,625		—	2,862	—	2,862	77	12/14/2010	2009
Brownsville, TX	(g	)	1,156	3,114	—	4,270	84	12/14/2010	2009
Cayce, SC	(g	)	1,639	2,548	—	4,187	68	12/14/2010	2009
Charlotte, NC	(g	)	1,147	1,660	—	2,807	31	4/26/2011	2008
Cherry Hill, NJ	(g	)	6,236	—	—	6,236	—	10/13/2011	(h)
Chicago (W. 103rd St), IL	(g	)	980	5,670	—	6,650	32	9/16/2011	2009
City of Industry, CA	2,500		—	3,270	—	3,270	88	12/14/2010	2009
Dolton, IL	(g	)	528	4,484	—	5,012	55	7/8/2011	2008
Dover, DE	2,046		3,678	—	—	3,678	—	1/7/2011	(h)
Edinburg, TX	2,040		1,133	2,327	—	3,460	142	8/13/2009	2008
Edison, NJ	(g	)	3,159	—	—	3,159	—	4/13/2011	(h)
Evansville, IN	1,850		355	2,255	—	2,610	27	7/11/2011	2000
Fredericksburg, VA	(g	)	1,936	3,737	—	5,673	277	1/6/2009	2008
Ft. Myers, FL	3,024		2,412	2,586	—	4,998	102	6/18/2010	2009
Gainesville, TX	2,215		432	2,350	—	2,782	69	12/23/2010	2003
Gulf Breeze, FL	1,079		1,843	—	—	1,843	—	10/12/2010	(h)
Jacksonville, FL	3,715		2,552	3,441	—	5,993	92	12/14/2010	2009
Kyle, TX	(g	)	996	2,855	—	3,851	176	8/13/2009	2008
Lake Havasu City, AZ	(g	)	1,438	3,780	—	5,218	28	9/16/2011	2008
Lake Wales, FL	1,625		1,173	1,715	—	2,888	49	11/1/2010	1999
Lawrence, KS	2,908		1,080	3,491	—	4,571	95	12/14/2010	2009
Lawrenceville, GA	2,940		2,387	2,117	—	4,504	29	7/8/2011	2008
Lawrenceville, NJ	5,170		3,531	4,387	—	7,918	117	12/14/2010	2009
Lees Summit, MO	(g	)	1,199	2,723	—	3,922	160	9/29/2009	2007
Liberty, MO	2,305		1,506	2,508	—	4,014	154	8/13/2009	2009
Lynchburg, VA	1,748		723	2,122	—	2,845	73	10/12/2010	1999

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

December 31, 2011

(in thousands)

					Total	Gross Amount at
			Initial Costs to Company		Adjustments	Which Carried at	Accumulated	Date	Date
Description	Encumbrances		Land	Improvements	to Basis	December 31, 2011	Depreciation	Acquired	Constructed
CVS (continued)
Madison Heights, VA	$1,592		$863	$1,726	$—	$2,589	$60	10/22/2010	1997
McAllen, TX	(g	)	1,208	2,674	—	3,882	163	8/13/2009	2009
Meridianville, AL	1,990		1,021	2,454	—	3,475	127	12/30/2009	2008
Mineola, NY	2,280		—	3,166	—	3,166	85	12/14/2010	2008
Minneapolis, MN	(g	)	260	4,447	—	4,707	128	12/14/2010	2009
Mishawaka, IN	2,257		422	3,469	(8)	3,883	113	9/8/2010	2006
Naples, FL	2,675		—	2,943	—	2,943	79	12/14/2010	2009
New Port Richey, FL	1,670		1,032	2,271	—	3,303	103	3/26/2010	2004
Newport News, VA	(g	)	1,372	3,140	—	4,512	194	8/13/2009	2009
Noblesville, IN	2,819		1,084	2,684	—	3,768	164	8/13/2009	2009
Oak Forest, IL	2,135		1,235	2,731	—	3,966	166	8/13/2009	2009
Phoenix, AZ	(g	)	2,051	4,087	—	6,138	31	9/16/2011	2008
Raymore, MO	(g	)	1,028	3,036	—	4,064	185	8/14/2009	2007
Ringgold, GA	1,948		961	2,418	—	3,379	92	8/31/2010	2007
Sherman, TX	(g	)	935	2,646	—	3,581	37	6/10/2011	1999
Southaven (Goodman), MS	4,270		1,489	3,503	—	4,992	94	12/14/2010	2009
Southaven, MS	2,700		1,885	2,836	—	4,721	177	7/31/2009	2009
Sparks, NV	2,760		2,100	2,829	—	4,929	170	8/13/2009	2009
St. Augustine, FL	(g	)	1,283	3,364	—	4,647	61	4/26/2011	2008
The Village, OK	3,425		1,039	2,472	—	3,511	65	12/14/2010	2009
Thomasville, NC	(g	)	878	2,062	—	2,940	123	8/14/2009	2008
Titusville, PA	—		849	1,499	—	2,348	5	11/4/2011	1998
Virginia Beach, VA	(g	)	2,291	3,029	—	5,320	187	8/13/2009	2009
Warren, OH	—		329	1,191	—	1,520	4	11/4/2011	1998
Weaverville, NC	3,098		1,559	3,365	—	4,924	112	9/30/2010	2009
CVS/Huntington Bank
Northville, MI	(g	)	3,695	—	—	3,695	—	8/17/2011	(h)
Dahl’s Supermarket
Des Moines (Beaver), IA	(g	)	373	2,825	—	3,198	45	6/15/2011	1985
Des Moines (Ingersoll), IA	(g	)	1,968	7,786	—	9,754	112	6/15/2011	2011
Des Moines (Fleur), IA	(g	)	453	1,685	—	2,138	27	6/15/2011	2002
Johnston, IA	(g	)	1,948	5,548	—	7,496	81	6/15/2011	2000
Davita Dialysis
Augusta, GA	(g	)	99	1,433	—	1,532	19	7/22/2011	2000
Casselberry, FL	—		313	1,556	—	1,869	2	12/9/2011	2007
Douglasville, GA	(g	)	97	1,467	—	1,564	20	7/22/2011	2001
Grand Rapids, MI	(g	)	123	1,372	—	1,495	33	4/19/2011	1997
Sanford, FL	—		426	2,015	—	2,441	2	12/19/2011	2005
Willow Grove, PA	(g	)	273	2,575	—	2,848	13	10/28/2011	2010
Dell Perot
Lincoln, NE	(g	)	1,607	17,059	—	18,666	621	11/15/2010	2009
Del Monte Plaza
Reno, NV	—		3,429	12,252	—	15,681	41	11/2/2011	2011
Denver West Plaza
Lakewood, CO	(g	)	2,369	9,847	—	12,216	129	7/22/2011	2002
Dick’s Sporting Goods
Charleston, SC	(g	)	3,060	3,809	—	6,869	52	8/31/2011	2005

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

December 31, 2011

(in thousands)

						Total	Gross Amoun at
				Initial Costs to Company		Adjustments	Which Carried at	Accumulated	Date	Date
Description	Encumbrances			Land	Improvements	to Basis	December 31, 2011	Depreciation	Acquired	Constructed
Dick’s Sporting Goods (continued)
Jackson, TN	$	(g	)	$1,433	$3,988	$—	$5,421	$141	2/25/2011	2007
Dimond Crossing
Anchorage, AK		—		5,753	8,769	—	14,522	71	9/27/2011	2007
Emdeon
Nashville, TN		—		556	8,015	—	8,571	64	9/29/2011	2010
Evans Exchange
Evans, GA		6,730		2,761	7,996	—	10,757	313	6/10/2010	(h)
Experian
Schaumburg, IL		18,900		4,359	20,834	—	25,193	1206	4/30/2010	1999
Falcon Valley
Lenexa, KS		6,375		1,946	8,992	—	10,938	261	12/23/2010	2008
Family Fare Supermarket
Battle Creek, MI		(g	)	1,400	5,754	—	7,154	143	1/31/2011	2010
FedEx
Beekmantown, NY		2,613		299	3,403	—	3,702	150	4/23/2010	2008
Bossier City, LA		(g	)	197	4,139	—	4,336	141	11/1/2010	2009
Dublin, VA		(g	)	159	2,765	—	2,924	89	10/21/2010	2008
Effingham, IL		7,040		1,321	11,137	—	12,458	576	12/29/2009	2008
Lafayette, IN		2,230		513	3,356	—	3,869	145	4/27/2010	2008
McComb, MS		(g	)	569	2,396	—	2,965	42	5/5/2011	2008
Northwood, OH		2,410		457	3,944	—	4,401	145	8/17/2010	1998
Fire Mountain Restaurant
Bossier City, LA		(g	)	1,045	1,537	—	2,582	29	4/29/2011	2004
Cullman, AL		(g	)	865	1,185	—	2,050	23	4/29/2011	1996
Horn Lake, MS		(g	)	846	1,270	—	2,116	25	4/29/2011	1995
Folsum Gateway II
Folsum, CA		21,600		7,293	23,038	1407	31,738	644	12/15/2010	2008
Food Lion
Moyock, NC		(g	)	937	2,389	—	3,326	36	7/21/2011	1999
Giant Eagle
Lancaster, OH		7,800		2,283	11,700	—	13,983	359	10/29/2010	2008
Lewis Center, OH		—		2,345	15,440	—	17,785	80	10/5/2011	2000
Glen’s Market
Manistee, MI		(g	)	387	4,230	—	4,617	74	5/19/2011	2009
Glynn Isles Market
Brunswick, GA		—		2,578	31,677	—	34,255	261	9/29/2011	2007
Golden Corral
Independence, MO		(g	)	1,046	2,074	—	3,120	17	9/28/2011	2010
Hanes Distribution
Rural Hall, NC		25,207		1,487	26,580	—	28,067	728	1/10/2011	1992
Harris Teeter
Durham, NC		1,700		2,852	—	—	2,852	—	7/31/2009	(h)
HealthNow
Buffalo, NY		42,500		1,699	69,587	—	71,286	2,063	12/16/2010	2007
HH Gregg Appliances
North Charleston, SC		2,700		1,665	3,369	—	5,034	240	7/2/2009	2000
North Fayette, PA		(g	)	1,561	1,941	—	3,502	10	10/14/2011	1999

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

December 31, 2011

(in thousands)

					Total	Gross Amount at
			Initial Costs to Company		Adjustments	Which Carried at	Accumulated	Date	Date
Description	Encumbrances		Land	Improvements	to Basis	December 31, 2011	Depreciation	Acquired	Constructed
Highlands Ranch
Highland Ranch, CO	$3,475		$2,017	$3,713	$—	$5,730	$42	8/16/2011	2007
Hobby Lobby
Concord , NC	—		1,425	3,703	—	5,128	4	12/12/2011	2004
Avon, IL	(g	)	1,810	3,355	—	5,165	50	6/17/2011	2007
Logan, UT	(g	)	1,379	2,804	—	4,183	15	10/20/2011	2008
Hobby Lobby Center
Greenville, SC	(g	)	2,173	3,858	—	6,031	52	7/22/2011	2003
Home Depot
Evans, GA	5,679		5,561	—	—	5,561	—	6/11/2010	(h)
Kennesaw, GA	—		1,640	1,321	550	3,511	—	11/4/2011	(i)
Las Vegas , NV	(g	)	7,167	—	—	7,167	—	4/15/2009	(h)
Odessa, TX	(g	)	4,704	—	—	4,704	—	4/15/2009	(h)
San Diego, CA	6,350		10,288	—	—	10,288	—	4/15/2009	(h)
San Jose, CA	(g	)	7,404	—	—	7,404	—	4/15/2009	(h)
Slidell, LA	1,996		3,631	—	—	3,631	—	7/28/2010	(h)
Tolleson, AZ	17,050		3,461	22,327	—	25,788	825	7/30/2010	2009
Tucson, AZ	6,025		6,125	—	—	6,125	—	10/21/2009	(h)
Winchester, VA	14,900		1,724	20,703	196	22,623	1,181	10/21/2009	2008
Igloo
Katy, TX	20,300		4,117	32,552	—	36,669	1,345	5/21/2010	2004
Irving Oil
Belfast, ME	—		267	606	—	873	—	12/29/2011	1997
Bethel, ME	—		104	354	—	458	—	12/29/2011	1990
Boothbay Harbor, ME	—		399	403	—	802	—	12/29/2011	1993
Caribou, ME	—		130	375	—	505	—	12/29/2011	1990
Conway, NH	—		198	371	—	569	—	12/29/2011	2004
Dover, NH	—		416	477	—	893	—	12/29/2011	1988
Fort Kent, ME	—		220	405	—	625	—	12/29/2011	1988
Kennebunk, ME	—		313	659	—	972	—	12/29/2011	2002
Lincoln, ME	—		240	379	—	619	—	12/29/2011	1985
Orono, ME	—		195	240	—	435	—	12/29/2011	1984
Rochester, NH	—		344	476	—	820	—	12/29/2011	1970
Rutland, VT	—		178	214	—	392	—	12/29/2011	1984
Saco, ME	—		286	527	—	813	—	12/29/2011	1995
Skowhegan, ME	—		368	510	—	878	—	12/29/2011	1988
West Dummerston, VT	—		99	344	—	443	—	12/29/2011	1993
Westminster, VT	—		64	402	—	466	—	12/29/2011	1990
Kingman Gateway
Kingman, AZ	—		1,418	3,085	—	4,503	35	8/16/2011	2009
Kohl’s
Brownsville, TX	(g	)	6,247	—	—	6,247	—	8/16/2011	(h)
Burnsville, MN	4,782		3,830	5,854	—	9,684	444	1/9/2009	1991
Columbia, SC	6,275		1,484	9,462	—	10,946	493	12/7/2009	2007
Fort Dodge, IA	—		1,246	2,922	—	4,168	3	12/14/2011	2011
McAllen, TX	3,591		1,094	5,565	—	6,659	258	3/26/2010	2005
Monroe, MI	5,257		880	4,044	—	4,924	57	6/30/2011	2006
Monrovia, CA	6,500		5,441	5,505	—	10,946	369	7/30/2009	1982

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

December 31, 2011

(in thousands)

					Total	Gross Amount at
			Initial Costs to Company		Adjustments	Which Carried at	Accumulated	Date	Date
Description	Encumbrances		Land	Improvements	to Basis	December 31, 2011	Depreciation	Acquired	Constructed
Kohl’s (continued)
Onalaska, WI	$3,550		$1,541	$5,148	$—	$6,689	$152	12/13/2010	1992
Palm Coast, FL	(g	)	10,900	—	—	10,900	—	3/10/2011	(h)
Port Orange, FL	(g	)	9,074	—	—	9,074	—	7/23/2009	(h)
Rancho Cordova, CA	(g	)	2,848	4,100	—	6,948	303	7/30/2009	1982
Rice Lake, WI	(g	)	1,249	3,927	—	5,176	61	5/5/2011	2011
Saginaw, MI	(g	)	1,062	5,941	—	7,003	120	3/10/2011	2011
Salina, KS	(g	)	636	4,653	—	5,289	143	10/29/2010	2008
Tavares, FL	4,400		7,926	—	—	7,926	—	6/30/2009	(h)
Kohl’s Plaza
Napa, CA	(g	)	1,573	15,630	—	17,203	156	8/23/2011	1983
Kum & Go
Bentonville, AR	(g	)	568	913	—	1,481	50	12/30/2009	2009
Lowell, AR	(g	)	728	1,005	—	1,733	54	12/30/2009	2009
Ottumwa, IA	(g	)	604	1,025	—	1,629	52	2/25/2010	1999
Rogers, AR	(g	)	789	919	—	1,708	50	12/30/2009	2008
Sloan, IA	(g	)	336	1,839	—	2,175	84	4/23/2010	2008
Story City, IA	(g	)	216	1,395	—	1,611	73	2/25/2010	2006
Tipton, IA	(g	)	289	1,848	—	2,137	78	5/28/2010	2008
West Branch, IA	(g	)	132	808	—	940	43	2/25/2010	1997
Kyle Marketplace
Kyle, TX	—		5,954	36,810	—	42,764	42	12/30/2011	2007
L.A. Fitness
Avondale, AZ	(g	)	1,730	5,750	—	7,480	58	8/31/2011	2006
Broadview, IL	(g	)	2,202	6,671	—	8,873	105	5/18/2011	2010
Carmel, IN	3,712		1,392	5,435	—	6,827	385	6/30/2009	2008
Dallas, TX	4,711		1,824	6,656	—	8,480	253	8/17/2010	2008
Denton, TX	3,960		1,635	5,082	—	6,717	254	3/31/2010	2009
Duncanville, TX	(g	)	429	5,843	—	6,272	46	9/26/2011	2007
Glendale, AZ	3,193		1,920	3,214	—	5,134	209	10/30/2009	2005
Highland, CA	4,700		1,255	6,777	—	8,032	347	2/4/2010	2009
Indianapolis, IN	(g	)	2,029	4,184	—	6,213	88	3/31/2011	2009
Oakdale, MN	4,749		1,667	5,674	—	7,341	193	9/30/2010	2009
Spring, TX	—		1,372	5,011	—	6,383	274	11/20/2009	2006
Lakeshore Crossing
Gainesville, GA	4,400		2,314	5,802	191	8,307	203	9/15/2010	1994
Lowe’s
Columbia, SC	(g	)	9,565	—	—	9,565	—	2/10/2011	(h)
Denver, CO	(g	)	12,634	—	—	12,634	—	2/2/2011	(h)
Kansas City, MO	4,250		4,323	—	—	4,323	—	11/20/2009	(h)
Las Vegas , NV	14,025		9,096	—	—	9,096	—	3/31/2009	(h)
Miamisburg, OH	6,375		2,155	6,320	—	8,475	59	9/9/2011	1994
Sanford, ME	4,672		8,482	—	—	8,482	—	6/28/2010	(h)
Ticonderoga, NY	4,345		7,344	—	—	7,344	—	8/31/2010	(h)
Macaroni Grill
Flanders, NJ	915		477	1,125	—	1,602	44	6/30/2010	2003
Mt. Laurel, NJ	713		791	1,612	—	2,403	63	6/30/2010	2004
Ramsey, NJ	—		1,109	1,179	—	2,288	46	6/30/2010	1995

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

December 31, 2011

(in thousands)

					Total	Gross Amount at
			Initial Costs to Company		Adjustments	Which Carried at	Accumulated	Date	Date
Description	Encumbrances		Land	Improvements	to Basis	December 31, 2011	Depreciation	Acquired	Constructed
Macaroni Grill (continued)
West Windsor, NJ	$1,042		$515	$932	$—	$1,447	$36	6/30/2010	1998
Manchester Highlands
St. Louis, MO	24,250		9,291	35,883	80	45,254	1,311	8/26/2010	2008
MedAssets
Plano, TX	370		6,589	6,052	516	13,157	—	11/22/2011	(i)
Midtowne Park
Anderson, SC	—		5,765	18,119	—	23,884	20	12/20/2011	2008
Mueller Regional Retail District
Austin, TX	34,300		9,918	45,299	326	55,543	2,560	12/18/2009	2008
National Tire & Battery
Nashville, TN	799		372	1,138	—	1,510	51	4/21/2010	2010
Northern Tool & Equipment
Ocala, FL	1,650		1,167	1,796	—	2,963	88	5/20/2010	2009
North Point Shopping Center
Cape Coral, FL	(g	)	1,244	8,152	—	9,396	161	4/13/2011	2008
Office Depot
Alvin, TX	(g	)	567	1,916	—	2,483	6	11/4/2011	2009
Corsicana, TX	(g	)	613	1,566	—	2,179	30	4/29/2011	2007
Houston, TX	(g	)	1,667	1,856	—	3,523	34	4/29/2011	2009
Mobile, AL	(g	)	553	1,708	—	2,261	38	4/29/2011	2008
Old Country Buffet
Coon Rapids, MN	(g	)	1,291	1,229	—	2,520	23	4/29/2011	2003
On the Border
Alpharetta, GA	1,329		1,240	1,406	—	2,646	55	6/30/2010	1997
Auburn Hills, MI	1,283		859	1,976	—	2,835	77	6/30/2010	1999
Buford, GA	1,236		1,140	1,277	—	2,417	50	6/30/2010	2001
Burleson, TX	1,439		980	1,791	—	2,771	70	6/30/2010	2000
College Station, TX	1,376		1,242	1,402	—	2,644	55	6/30/2010	1997
Columbus, OH	1,925		1,245	1,410	—	2,655	55	6/30/2010	1997
Concord Mills, NC	1,363		1,296	1,350	—	2,646	53	6/30/2010	2000
Denton, TX	1,317		1,028	1,480	—	2,508	58	6/30/2010	2002
DeSoto, TX	1,482		838	1,915	—	2,753	76	6/30/2010	1983
Fort Worth, TX	1,575		1,188	1,857	—	3,045	73	6/30/2010	1999
Garland, TX	1,020		690	1,311	—	2,001	51	6/30/2010	2007
Kansas City, MO	1,454		904	1,403	—	2,307	55	6/30/2010	1997
Lee’s Summit, MO	1,200		845	1,331	—	2,176	52	6/30/2010	2002
Lubbock, TX	1,376		743	1,996	—	2,739	78	6/30/2010	1994
Mesa, AZ	1,804		1,121	1,468	—	2,589	58	6/30/2010	2002
Mt. Laurel, NJ	1,447		559	1,139	—	1,698	45	6/30/2010	2004
Naperville, IL	1,494		1,260	1,786	—	3,046	70	6/30/2010	1997
Novi, MI	1,177		653	1,837	—	2,490	72	6/30/2010	1997
Oklahoma City, OK	1,266		880	1,659	—	2,539	65	6/30/2010	1996
Peoria, AZ	1,561		1,071	1,245	—	2,316	49	6/30/2010	2002
Rockwall, TX	1,355		761	1,836	—	2,597	72	6/30/2010	1999
Rogers, AR	950		551	1,176	—	1,727	46	6/30/2010	2002
Tulsa, OK	1,427		952	1,907	—	2,859	75	6/30/2010	1995
West Springfield, MA	2,000		1,015	2,361	—	3,376	93	6/30/2010	1995

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

December 31, 2011

(in thousands)

					Total	Gross Amount at
			Initial Costs to Company		Adjustments	Which Carried at	Accumulated	Date	Date
Description	Encumbrances		Land	Improvements	to Basis	December 31, 2011	Depreciation	Acquired	Constructed
On the Border (continued)
West Windsor, NJ	$2,432		$1,114	$2,013	$—	$3,127	$79	6/30/2010	1998
Woodbridge, VA	1,685		1,587	1,540	—	3,127	61	6/30/2010	1998
O’Reilly’s Auto Parts
Breaux Bridge, LA	408		91	608	—	699	28	3/15/2010	2009
Central, LA	(g	)	75	737	—	812	10	6/10/2011	2010
Christiansburg, VA	646		205	763	—	968	21	12/23/2010	2010
Highlands, TX	485		217	605	—	822	17	12/23/2010	2010
Houston, TX	560		254	680	—	934	18	1/13/2011	2010
LaPlace, LA	517		221	682	—	903	31	3/12/2010	2008
New Roads, LA	417		111	616	—	727	28	3/12/2010	2008
Ravenna, OH	(g	)	102	866	—	968	22	1/25/2011	2010
San Antonio, TX	703		356	853	—	1,209	23	12/23/2010	2010
Oxford Exchange
Oxford, GA	(g	)	3,946	37,509	—	41,455	774	4/18/2011	2006
Owens Corning
Newark, OH	(g	)	499	9,537	—	10,036	115	7/8/2011	2007
Petco
Dardenne Prairie, MO	(g	)	781	1,525	—	2,306	38	2/22/2011	2009
Lake Charles, LA	2,145		412	2,852	—	3,264	92	10/25/2010	2008
Petsmart
Boca Raton, FL	(g	)	3,379	3,748	—	7,127	46	7/21/2011	2001
Braintree, MA	(g	)	3,539	4,775	—	8,314	62	7/21/2011	1996
Dallas, TX	(g	)	901	3,858	—	4,759	46	7/21/2011	1998
Evanston, IL	(g	)	792	5,522	—	6,314	65	7/21/2011	2001
Flint, MI	(g	)	565	2,986	—	3,551	48	7/21/2011	1996
Lake Mary, FL	(g	)	2,035	2,323	—	4,358	31	7/21/2011	1997
Oxon Hill, MD	(g	)	2,426	2,993	—	5,419	39	7/21/2011	1998
Parma, OH	(g	)	866	2,848	—	3,714	28	8/4/2011	1996
Phoenix, AZ	51,250		3,750	80,003	—	83,753	862	8/23/2011	2008
Plantation, FL	(g	)	1,077	3,868	—	4,945	48	7/21/2011	2001
Southlake, TX	(g	)	2,653	3,748	—	6,401	45	7/21/2011	1998
Tallahassee, FL	(g	)	1,221	1,341	—	2,562	20	7/21/2011	1998
Westlake Village, CA	(g	)	1,892	4,908	—	6,800	65	7/21/2011	1998
Pinehurst Square West
Bismark, ND	(g	)	3,690	5,564	—	9,254	209	1/28/2011	2006
PLS Financial Services
Calumet Park, IL	(g	)	165	959	—	1,124	9	8/18/2011	2005
Chicago (Diversey), IL	(g	)	301	566	—	867	5	8/18/2011	2001
Compton, CA	(g	)	1,054	221	—	1,275	1	10/26/2011	2005
Dallas (Camp Wisdom), TX	(g	)	283	351	—	634	4	8/18/2011	1983
Dallas (Davis), TX	(g	)	156	619	—	775	6	8/18/2011	2003
Fort Worth, TX	(g	)	181	688	—	869	7	8/18/2011	2003
Grand Prairie, TX	(g	)	479	123	—	602	2	8/18/2011	1971
Houston, TX	(g	)	175	262	—	437	3	8/18/2011	2005
Kenosha, WI	(g	)	120	521	—	641	5	8/18/2011	2005
Mesa (Broadway), AZ	(g	)	225	394	—	619	4	8/18/2011	2006
Mesquite, TX	(g	)	197	712	—	909	7	8/18/2011	2006

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

December 31, 2011

(in thousands)

						Total	Gross Amount at
				Initial Costs to Company		Adjustments	Which Carried at	Accumulated	Date	Date
Description	Encumbrances			Land	Improvements	to Basis	December 31, 2011	Depreciation	Acquired	Constructed
PLS Financial Services (continued)
Phoenix, AZ	$	(g	)	$183	$670	$—	$853	$2	11/4/2011	2006
Tucson, AZ		(g	)	278	467	—	745	5	8/18/2011	2005
Prairie Market
Oswego, IL		12,500		12,997	10,840	—	23,837	329	12/3/2010	(h)
Publix
Mountain Brook, AL		3,275		2,492	2,830	—	5,322	155	12/1/2009	2004
RaceTrac
Atlanta, GA		—		989	1,074	—	2,063	1	12/21/2011	2004
Belleview, FL		—		882	2,712	—	3,594	3	12/21/2011	2007
Bessemer, AL		—		982	1,703	—	2,685	2	12/21/2011	2003
Denton, TX		—		960	1,690	—	2,650	2	12/21/2011	2003
Houston (Hwy 6N), TX		—		888	950	—	1,838	1	12/21/2011	1995
Houston (Kuykendahl), TX		—		1,043	1,036	—	2,079	1	12/21/2011	1997
Jacksonville, FL		—		1,178	2,462	—	3,640	3	12/21/2011	2011
Leesburg, FL		—		1,185	2,375	—	3,560	2	12/21/2011	2007
Mobile, AL		—		650	908	—	1,558	1	12/21/2011	1998
Red Oak Village
San Marcos, TX		12,480		4,222	16,434	—	20,656	520	12/23/2010	2008
Riverside Centre
St. Augustine, FL		(g	)	1,368	3,148	—	4,516	52	6/8/2011	2007
Ryan’s
Asheville, NC		(g	)	1,177	1,233	—	2,410	24	4/29/2011	1996
Beckley, WV		(g	)	1,102	1,307	—	2,409	25	4/29/2011	1995
Columbus, GA		(g	)	1,394	1,325	—	2,719	25	4/29/2011	2002
Commerce, GA		(g	)	817	946	—	1,763	18	4/29/2011	1996
Jasper, AL		(g	)	663	1,439	—	2,102	28	4/29/2011	2000
Owensboro, KY		(g	)	1,239	893	—	2,132	17	4/29/2011	1997
Paducah, KY		(g	)	1,013	858	—	1,871	16	4/29/2011	1995
Pearl, MS		(g	)	913	1,135	—	2,048	22	4/29/2011	2000
Prattville, AL		(g	)	876	1,125	—	2,001	22	4/29/2011	1997
Rome, GA		(g	)	919	682	—	1,601	15	4/29/2011	1983
Sevierville, TN		(g	)	725	673	—	1,398	13	4/29/2011	2003
Texas City, TX		(g	)	677	1,593	—	2,270	30	4/29/2011	2002
Sam’s Club
Douglasville, GA		(g	)	2,016	9,290	—	11,306	131	7/28/2011	1999
Hoover, AL		(g	)	2,083	9,223	—	11,306	757	1/15/2009	2000
Santa Rosa Commons
Pace, FL		13,000		2,887	19,811	—	22,698	313	6/30/2011	2008
Shelby Corners
Utica, MI		(g	)	957	2,753	—	3,710	40	7/8/2011	2008
Sherwin Williams
Muskegon, MI		(g	)	158	880	—	1,038	25	12/10/2010	2008
Shoppes at Port Arthur
Port Arthur, TX		8,077		2,618	11,463	—	14,081	405	10/12/2010	2008
Shoppes at Sugarmill Woods
Homosassa, FL		—		882	5,381	—	6,263	7	12/13/2011	2008

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

December 31, 2011

(in thousands)

					Total	Gross Amount at
			Initial Costs to Company		Adjustments	Which Carried at	Accumulated	Date	Date
Description	Encumbrances		Land	Improvements	to Basis	December 31, 2011	Depreciation	Acquired	Constructed
Silverado Plaza
Tucson, AZ	$—		$1,893	$6,914	$—	$8,807	$8	12/22/2011	1998
Staples
Houston, TX	1,815		1,020	2,232	—	3,252	91	6/17/2010	2008
Iowa City, IA	1,932		1,223	2,201	—	3,424	129	11/13/2009	2009
Pensacola, FL	(g	)	1,503	2,011	—	3,514	61	1/6/2011	2010
Stearns Crossing
Bartlett, IL	7,060		3,733	7,649	6	11,388	250	12/9/2010	1999
St. Luke’s Urgent Care
Creve Coeur, MO	(g	)	1,067	3,867	—	4,934	71	5/20/2011	2010
Stop & Shop
Cranston, RI	(g	)	13,301	—	—	13,301	—	8/5/2011	(h)
Stamford, CT	15,000		12,881	14,592	—	27,473	549	7/30/2010	2006
Stripes
Andrews, TX	(g	)	110	1,777	—	1,887	92	12/30/2009	2008
Carrizo Springs, TX	(g	)	400	2,221	—	2,621	66	11/22/2010	2010
Eagle Pass, TX	(g	)	656	1,897	—	2,553	74	6/29/2010	2009
Edinburg, TX	(g	)	906	1,259	—	2,165	49	6/29/2010	1999
Fort Stockton, TX	(g	)	1,035	3,319	—	4,354	145	12/30/2010	2010
Haskell, TX	(g	)	93	2,130	—	2,223	64	11/22/2010	2010
LaFeria, TX	(g	)	321	1,271	—	1,592	67	12/30/2009	2008
Laredo (La Pita Mangana), TX	(g	)	419	1,741	—	2,160	52	11/22/2010	2010
Laredo (Willow), TX	(g	)	438	1,785	—	2,223	20	8/3/2011	2010
Odessa, TX	(g	)	139	2,175	—	2,314	65	6/30/2011	2011
Palmhurst, TX	(g	)	467	448	—	915	18	6/29/2010	1986
Pharr, TX	(g	)	384	1,712	—	2,096	89	12/30/2009	1997
Portales, NM	(g	)	313	1,913	—	2,226	94	12/30/2010	2010
Rio Hondo, TX	(g	)	273	1,840	—	2,113	95	12/30/2009	2007
San Benito (Ranchito), TX	(g	)	401	1,967	—	2,368	77	6/29/2010	2010
Sunset Valley Shopping Center
Austin, TX	17,441		10,249	19,345	28	29,622	936	3/26/2010	2007
Telegraph Plaza
Monroe, MI	—		1,076	5,059	—	6,135	92	6/30/2011	2006
The Crossing
Killeen, TX	(g	)	1,280	6,767	—	8,047	91	7/20/2011	2011
The Forum
Fort Myers, FL	—		8,091	20,504	—	28,595	298	7/22/2011	2008
The Plaza
Queen Creek, AZ	—		2,659	9,523	—	12,182	114	8/12/2011	2007
Thornton’s
Bloomington, IL	953		777	1,031	—	1,808	29	12/17/2010	1992
Clarksville, IN	1,007		894	948	—	1,842	27	12/17/2010	2005
Edinburgh, IN	1,047		780	1,138	—	1,918	34	12/17/2010	1997
Evansville (Rosenberger), IN	1,032		727	1,039	—	1,766	32	12/17/2010	2007
Evansville, IN	1,082		674	1,040	—	1,714	33	12/17/2010	1998
Franklin Park, IL	1,628		1,427	1,373	—	2,800	40	12/17/2010	1999
Galloway, OH	953		578	1,134	—	1,712	34	12/17/2010	1998
Henderson (Green), KY	1,007		702	1,031	—	1,733	32	12/17/2010	2009

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

December 31, 2011

(in thousands)

					Total	Gross Amount at
			Initial Costs to Company		Adjustments	Which Carried at	Accumulated	Date	Date
Description	Encumbrances		Land	Improvements	to Basis	December 31, 2011	Depreciation	Acquired	Constructed
Thornton’s (continued)
Henderson, KY	$1,975		$1,212	$2,089	$—	$3,301	$61	12/17/2010	2007
Jeffersonville, IN	1,439		1,475	1,057	—	2,532	32	12/17/2010	1995
Joliet, IL	1,761		1,209	1,789	—	2,998	52	12/17/2010	2000
Louisville, KY	1,037		684	1,154	—	1,838	34	12/17/2010	1994
Oaklawn, IL	1,111		1,233	667	—	1,900	21	12/17/2010	1994
Ottawa, IL	1,300		599	1,751	—	2,350	50	12/17/2010	2006
Plainfield, IL	1,102		829	1,166	—	1,995	34	12/17/2010	2005
Roselle, IL	1,399		926	1,425	—	2,351	42	12/17/2010	1996
Shelbyville, KY	1,116		533	1,356	—	1,889	41	12/17/2010	2007
South Elgin, IL	1,628		1,452	1,278	—	2,730	38	12/17/2010	2007
Springfield, IL	1,915		1,221	2,053	—	3,274	59	12/17/2010	2008
Summit, IL	1,116		1,316	662	—	1,978	19	12/17/2010	2000
Terre Haute, IN	1,350		908	1,409	(18)	2,299	42	12/17/2010	1999
Waukegan, IL	1,161		797	1,199	—	1,996	35	12/17/2010	1999
Westmont, IL	1,881		1,150	1,926	—	3,076	56	12/17/2010	1997
Tire Kingdom
Auburndale, FL	1,205		625	1,487	—	2,112	56	7/20/2010	2010
Tractor Supply
Alton, IL	1,403		419	2,009	—	2,428	75	8/13/2010	2008
Augusta, ME	1,423		362	2,121	—	2,483	73	10/12/2010	2009
Bainbridge, GA	—		456	1,812	—	2,268	6	11/16/2011	2008
Ballinger, TX	1,248		369	1,841	—	2,210	81	5/21/2010	2010
Belchertown, MA	1,823		1,001	2,149	—	3,150	97	6/29/2010	2008
Del Rio, TX	1,133		657	1,387	—	2,044	93	7/27/2009	2009
Dixon, CA	2,962		848	3,528	—	4,376	126	9/24/2010	2007
Edinburg, TX	1,478		571	2,051	—	2,622	135	7/27/2009	2009
Franklin, NC	1,480		422	1,914	—	2,336	62	11/30/2010	2009
Gibsonia, PA	1,648		726	2,074	—	2,800	96	5/5/2010	2010
Glenpool, OK	1,180		174	1,941	—	2,115	85	5/4/2010	2009
Gloucester, NJ	2,600		1,590	2,962	—	4,552	170	12/17/2009	2009
Grayson, KY	(g	)	406	1,967	—	2,373	27	6/30/2011	2011
Hamilton, OH	932		418	1,045	—	1,463	39	9/17/2010	1975
Irmo, SC	1,125		697	1,501	—	2,198	113	10/15/2009	2009
Jefferson City, MO	1,125		398	1,269	—	1,667	40	11/9/2010	2009
Kenedy, TX	1,220		215	1,985	—	2,200	91	4/29/2010	2009
Lawrence, KS	1,377		427	2,016	—	2,443	67	9/24/2010	2010
Little Rock, AR	1,500		834	1,223	—	2,057	39	11/9/2010	2009
Mishawaka, IN	(g	)	450	1,856	—	2,306	6	11/18/2011	2011
Murphy, NC	1,402		789	1,580	—	2,369	74	5/21/2010	2010
Nixa, MO	1,346		430	1,697	—	2,127	57	9/24/2010	2009
Pearsall, TX	1,199		120	2,117	—	2,237	97	4/9/2010	2009
Rincon, GA	(g	)	678	1,509	—	2,187	18	8/23/2011	2007
Roswell, TX	1,201		728	1,469	—	2,197	98	7/27/2009	2009
Sedalia, MO	1,090		414	1,567	—	1,981	45	12/10/2010	2010
Sellersburg, IN	1,433		815	1,426	—	2,241	50	9/13/2010	2010
Southwick, MA	2,428		1,521	2,261	—	3,782	102	6/29/2010	2008
St. John, IN	2,247		360	3,445	—	3,805	139	7/28/2010	2007

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

December 31, 2011

(in thousands)

					Total	Gross Amount at
			Initial Costs to Company		Adjustments	Which Carried at	Accumulated	Date	Date
Description	Encumbrances		Land	Improvements	to Basis	December 31, 2011	Depreciation	Acquired	Constructed
Tractor Supply (continued)
Stillwater, OK	$1,205		$163	$1,999	$—	$2,162	$87	5/4/2010	2008
Summerdale, AL	1,210		238	1,783	—	2,021	88	4/14/2010	2010
Troy, MO	1,286		623	1,529	—	2,152	58	8/13/2010	2009
Union, MO	1,404		512	1,784	—	2,296	67	8/13/2010	2008
Wauseon, OH	1,374		596	1,563	—	2,159	62	9/13/2010	2007
Tutor Time
Austin, TX	(g	)	216	1,445	—	1,661	45	12/15/2010	2000
Downingtown, PA	(g	)	143	1,473	—	1,616	43	12/15/2010	1998
Ulta Salon
Jackson, TN	1,454		557	1,832	—	2,389	67	11/5/2010	2010
United Technologies
Bradenton, FL	10,050		2,094	16,618	—	18,712	17	12/8/2011	2004
University Plaza
Flagstaff, AZ	8,350		3,008	11,545	571	15,124	769	11/17/2009	1982
VA Clinic
Oceanside, CA	—		4,373	36,082	—	40,455	38	12/22/2011	2010
Volusia Square
Daytona Beach, FL	16,557		7,004	22,427	(25)	29,406	792	11/12/2010	2010
Walgreens
Albuquerque, NM	(g	)	1,066	1,870	—	2,936	6	11/17/2011	1996
Anthony, TX	(g	)	1,125	2,831	—	3,956	30	8/29/2011	2008
Appleton (Meade), WI	1,880		885	2,505	—	3,390	119	2/3/2010	2008
Appleton (Northland), WI	2,736		1,385	3,249	—	4,634	155	2/18/2010	2008
Augusta, ME	3,157		2,271	3,172	—	5,443	148	3/5/2010	2007
Bartlett, TN	(g	)	1,716	1,516	—	3,232	16	8/1/2011	2001
Baytown, TX	2,480		1,151	2,786	—	3,937	136	2/23/2010	2009
Beloit, WI	2,184		763	3,064	—	3,827	127	5/20/2010	2008
Birmingham, AL	1,560		660	2,015	—	2,675	98	3/30/2010	1999
Brooklyn Park, MD	2,266		1,323	3,301	—	4,624	170	12/23/2009	2008
Brownwood, TX	(g	)	1,511	3,527	—	5,038	73	3/30/2011	2008
Cape Carteret, NC	2,400		971	2,461	—	3,432	27	8/15/2011	2008
Chicago (79th St.), IL	(g	)	976	2,116	—	3,092	34	5/5/2011	2003
Chicago (N. Canfield), IL	(g	)	818	3,317	—	4,135	59	4/28/2011	2000
Chickasha, TX	1,904		746	2,900	—	3,646	169	10/14/2009	2007
Clarkston, MI	(g	)	1,506	2,885	—	4,391	39	6/24/2011	2001
Cleveland (Clark), OH	2,692		451	4,312	—	4,763	204	2/10/2010	2008
Country Club Hills, MO	(g	)	717	3,697	—	4,414	74	3/9/2011	2009
Decatur, GA	(g	)	1,490	2,167	—	3,657	37	5/5/2011	2001
Denton, TX	(g	)	887	3,535	—	4,422	220	7/24/2009	2009
Dubuque, IA	(g	)	825	3,259	—	4,084	33	8/12/2011	2008
Dunkirk , NY	(g	)	1,043	2,549	—	3,592	168	5/29/2009	2008
Durham (Guess), NC	2,871		1,315	3,225	—	4,540	120	7/20/2010	2010
Durham (Highway 54), NC	2,849		2,067	2,827	—	4,894	124	4/28/2010	2008
Edmond, OK	2,250		901	2,656	—	3,557	187	7/7/2009	2000
Elgin, IL	2,260		1,561	2,469	—	4,030	129	12/30/2009	2002
Fayetteville, NC	(g	)	916	4,118	—	5,034	110	12/30/2010	2009
Fort Mill, SC	2,272		1,137	2,532	—	3,669	100	6/24/2010	2010

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

December 31, 2011

(in thousands)

					Total	Gross Amount at
			Initial Costs to Company		Adjustments	Which Carried at	Accumulated	Date	Date
Description	Encumbrances		Land	Improvements	to Basis	December 31, 2011	Depreciation	Acquired	Constructed
Walgreens (continued)
Framingham, MA	$3,046		$2,234	$2,852	$—	$5,086	$146	1/19/2010	2007
Fredericksburg, VA	3,839		2,729	4,072	—	6,801	302	1/9/2009	2008
Goose Creek, SC	2,700		1,277	3,240	—	4,517	184	10/29/2009	2009
Grand Junction , CO	2,034		1,041	3,215	—	4,256	189	9/30/2009	2009
Grayson, GA	2,720		1,129	2,965	—	4,094	80	12/7/2010	2004
Greenville, NC	3,030		645	3,532	—	4,177	170	2/19/2010	2009
Houston, TX	(g	)	1,766	3,214	—	4,980	190	9/30/2009	2009
Independence, MO	(g	)	1,240	2,436	—	3,676	40	5/5/2011	2001
Indianapolis, IN	2,889		842	4,798	—	5,640	356	1/6/2009	2008
Janesville (W Court), WI	2,235		689	3,099	—	3,788	134	4/13/2010	2010
Janesville, WI	2,688		1,423	3,776	—	5,199	195	12/18/2009	2008
Kingman, AZ	2,997		839	4,369	—	5,208	207	2/25/2010	2009
La Crosse, WI	(g	)	1,638	3,107	—	4,745	49	5/6/2011	2009
Lafayette, IN	2,350		635	2,425	—	3,060	49	3/31/2011	2008
Lancaster(Palmdale),CA	2,719		1,349	3,219	—	4,568	134	5/17/2010	2009
Lancaster, SC	2,980		2,021	2,970	—	4,991	143	2/19/2010	2009
Leland, NC	2,472		1,252	2,835	—	4,087	106	7/15/2010	2008
Liberty Township,OH	(g	)	1,353	3,285	—	4,638	67	3/31/2011	2011
Loves Park, IL	1,799		892	2,644	—	3,536	132	1/19/2010	2008
Machesney Park, IL	1,904		875	2,918	8	3,801	151	12/16/2009	2008
Madisonville, KY	(g	)	1,083	2,517	—	3,600	35	6/28/2011	2007
Matteson, IL	2,450		430	3,246	—	3,676	92	11/30/2010	2008
McPherson, KS	(g	)	881	2,906	—	3,787	168	9/30/2009	2009
Medina, OH	(g	)	829	2,966	—	3,795	49	5/5/2011	2001
Muscatine, IA	(g	)	532	2,450	—	2,982	40	5/5/2011	2001
Nampa, ID	(g	)	1,028	2,855	—	3,883	169	9/18/2009	2009
New Albany, OR	(g	)	1,095	2,533	—	3,628	69	12/2/2010	2006
North Mankato, MN	2,530		1,841	2,572	—	4,413	117	3/18/2010	2008
North Platte, NE	2,371		1,123	3,367	—	4,490	161	2/23/2010	2009
Omaha, NE	2,580		1,183	3,734	—	4,917	178	2/25/2010	2009
Papillion, NE	2,003		1,039	2,731	—	3,770	153	10/6/2009	2009
Pueblo, CO	(g	)	510	2,651	—	3,161	70	12/7/2010	2003
Roanoke, VA	(g	)	1,042	3,923	—	4,965	73	4/26/2011	2009
Rocky Mount, NC	2,995		1,419	3,516	—	4,935	146	5/26/2010	2009
South Bend (Ironwood), IN	3,120		1,538	3,657	—	5,195	190	12/21/2009	2006
South Bend, IN	2,283		1,234	3,245	—	4,479	173	11/18/2009	2007
Spearfish, SD	2,470		1,028	3,355	—	4,383	188	10/6/2009	2008
Springdale, AR	3,025		1,099	3,535	—	4,634	50	6/29/2011	2009
St. Charles, IL	2,030		1,457	2,243	—	3,700	118	12/30/2009	2002
St. George, UT	(g	)	1,409	4,277	—	5,686	251	9/30/2009	2008
Stillwater, OK	(g	)	562	2,903	8	3,473	205	7/21/2009	2000
Tucson (Harrison), AZ	2,910		1,415	3,075	—	4,490	82	12/7/2010	2004
Tucson (River), AZ	(g	)	1,353	3,390	—	4,743	99	11/12/2010	2003
Tulsa, OK	2,051		1,130	2,414	—	3,544	186	1/6/2009	2001
Twin Falls, ID	2,432		1,088	3,153	—	4,241	159	1/14/2010	2009
Union City, GA	(g	)	916	3,120	—	4,036	25	9/9/2011	2005
Warner Robins, GA	(g	)	1,171	2,585	—	3,756	151	10/20/2009	2007

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

December 31, 2011

(in thousands)

		00000		00000	00000	00000	00000	00000	00000	00000
						Total	Gross Amount at
				Initial Costs to Company		Adjustments	Which Carried at	Accumulated	Date	Date
Description	Encumbrances			Land	Improvements	to Basis	December 31, 2011	Depreciation	Acquired	Constructed
Walgreens (continued)
Watertown, NY	$	(g	)	$2,696	$2,545	$—	$5,241	$37	7/26/2011	2006
Wichita, KS		(g	)	667	2,727	—	3,394	28	8/1/2011	2000
Wilmington, NC		(g	)	1,126	3,704	—	4,830	67	4/21/2011	2010
Xenia, OH		(g	)	840	3,575	—	4,415	19	10/4/2011	2009
Wal-Mart
Albuquerque, NM		9,867		14,432	0	—	14,432	—	3/31/2009	(h)
Douglasville, GA		(g	)	4,781	13,166	—	17,947	197	7/28/2011	1999
Lancaster, SC		—		2,664	10,223	—	12,887	11	12/21/2011	1999
Las Vegas , NV		—		13,237	0	—	13,237	—	3/31/2009	(h)
Pueblo, CO		8,250		1,877	10,162	—	12,039	360	11/12/2010	1998
Riverside, CA		—		12,078	72,714	—	84,792	844	7/25/2011	2011
Waterside Marketplace
Chesterfield, MI		19,350		8,078	15,727	10	23,815	750	12/20/2010	2007
WaWa
Portsmouth, VA		1,241		2,080	—	—	2,080	—	9/30/2010	(h)
Whittwood Town Center
Whittier, CA		43,000		35,268	64,486	85	99,839	2,956	8/27/2010	2006
Whole Foods
Hinsdale, IL		5,710		4,227	6,749	—	10,976	304	5/28/2010	1999
Winchester Station
Winchester, VA		17,000		4,743	24,724	—	29,467	181	9/29/2011	2005

		$1,648,905		$1,154,917	$3,339,221	$4,246	$4,498,384

(a)	As of December 31, 2011, we owned 637 single-tenant, freestanding commercial properties, 53 multi-tenant retail properties and three land parcels.

(b)	The aggregate cost for federal income tax purposes is approximately $5.3 billion.

(c)	The following is a reconciliation of total real estate carrying value for the years ended December 31:

	2011	2010	2009
Balance, beginning of period	$2,572,898	$596,425	$—
Additions
Acquisitions	1,922,180	1,975,533	596,425
Improvements	3,376	1,003	—
Adjustment to basis	—	—	—

Total additions	1,925,556	1,976,536	596,425

Deductions
Cost of real estate sold	—	—	—
Other (including provisions for impairment of real estate assets)	(70)	(63)	—

Total deductions	(70)	(63)	—

Balance, end of period	$4,498,384	$2,572,898	$596,425

(d)	As of December 31, 2011, the Consolidated Joint Ventures held investments in three commercial properties including $15.3 million in land and $40.0 million in building and improvements with accumulated depreciation of $957,000.

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

December 31, 2011

(in thousands)

(e)	The following is a reconciliation of accumulated depreciation for the years ended December 31:

	2011	2010	2009
Balance, beginning of period	$28,868	$3,178	$—
Additions
Acquisitions - Depreciation Expense for Building, Acquisition Costs & Tenant Improvements Acquired	69,756	25,672	3,178
Improvements - Depreciation Expense for Tenant Improvements and Building Equipment	83	18	—

Total additions	69,839	25,690	3,178

Deductions
Cost of real estate sold	—	—	—
Other (including provisions for impairment of real estate assets)	—	—	—

Total deductions	—	—	—

Balance, end of period	$98,707	$28,868	$3,178

(f)	The Company’s assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, tenant improvements and lease intangibles are amortized over the respective lease term and buildings are depreciated over 40 years.

(g)	Part of the Credit Facility’s underlying collateral pool of 253 commercial properties. As of December 31, 2011, the Company had $647.8 million outstanding under the Credit Facility.

(h)	Subject to a ground lease and therefore date constructed is not applicable.

COLE CREDIT PROPERTY TRUST III, INC.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

December 31, 2011

(in thousands)

Outstanding
				Final	Periodic		Face Amount	Carrying Amount
Mortgage Loans			Interest	Maturity	Payment	Prior	of Mortgages	of Mortgages (2)
Receivable	Description	Location	Rate	Date	Terms (1)	Liens	(in thousands)	(in thousands)
Consol Energy Notes	Office	(3)	5.93%	10/1/2018	P & I	None	$73,724	$64,683

(1)	P & I = Principal and interest payments.

(2)	The aggregate cost for federal income tax purposes is $63.0 million.

(3)	The Consol Energy Notes are secured by two office buildings located in Pennsylvania.

The following shows changes in the carrying amounts of mortgage loans receivable during the period (in thousands). As of December 31, 2009, the Company did not own any mortgage notes receivable.

	2011	2010
Balance, beginning of period	$63,933	$—
Additions:
New mortgage loans	—	74,000
Discount on new mortgage loans and capitalized loan costs	—	(12,000)
Acquisition costs related to investment in mortgage notes receivable	—	1,291
Deductions:
Collections of principal	(276)	—
Accretion of discount and amortization of capitalized loan costs	1,026	642

Balance, end of period	$64,683	$63,933

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March, 2012.

Cole Credit Property Trust III, Inc.

By:	/s/ CHRISTOPHER H. COLE
Name:	Christopher H. Cole
Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE Christopher H. Cole	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2012

/s/ D. KIRK MCALLASTER, JR. D. Kirk McAllaster, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 29, 2012

/s/ SIMON J. MISSELBROOK Simon J. Misselbrook	Vice President of Accounting (Principal Accounting Officer)	March 29, 2012

/s/ MARC T. NEMER Marc T. Nemer	Director	March 29, 2012

/s/ THOMAS A. ANDRUSKEVICH Thomas A. Andruskevich	Director	March 29, 2012

/s/ MARCUS E. BROMLEY Marcus E. Bromley	Director	March 29, 2012

/s/ SCOTT P. SEALY Scott P. Sealy	Director	March 29, 2012

/s/ LEONARD W. WOOD Leonard W. Wood	Director	March 29, 2012

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of Cole Credit Property Trust III, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-149290), filed on September 29, 2008).

3.2	Amended and Restated Bylaws of Cole Credit Property Trust III, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-149290), filed on May 7, 2008).

3.3	Articles of Amendment (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 333-149290) filed on April 9, 2010).

3.4	Second Articles of Amendment of Cole Credit Property Trust III, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed on July 22, 2011).

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed January 18, 2012).

4.2	Form of Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed January 18, 2012).

4.3	Form of Alternative Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed January 18, 2012).

4.4	Form of Alternative Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed January 18, 2012).

4.5	Form of Alternative Subscription Agreement (Incorporated by reference to Exhibit 4.5 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed April 22, 2011).

4.6	Form of Alternative Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.6 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed April 22, 2011).

10.1	Property Management and Leasing Agreement by and among Cole Credit Property Trust III, Inc., Cole REIT III Operating Partnership, LP and Cole Realty Advisors, Inc. dated October 8, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on October 9, 2008).

10.2	[Reserved.]

10.3	Amended and Restated Agreement of Limited Partnership of Cole REIT III Operating Partnership, LP, by and between Cole Credit Property Trust III, Inc. and the limited partners thereto dated May 6, 2008 (Incorporated by reference to Exhibit 10.5 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on October 9, 2008).

10.4	Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.6 to the Company’s registration statement on Form S-3 (File No. 333-180077), filed March 14, 2012).

10.5	Amended and Restated Advisory Agreement by and between Cole Credit Property Trust III, Inc. and Cole REIT Advisors III, LLC, dated October 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-164884), filed on October 7, 2010).

10.6	First Mortgage, Security Agreement and Fixture Filing, dated as of June 22, 2009, by and between Cole WM Albuquerque NM, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.7	Junior Mortgage, Security and Fixture Filing Agreement, dated as of June 22, 2009, by and between Cole WM Albuquerque NM, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.8	Promissory Note, dated June 22, 2009, by and between Cole WM Albuquerque NM, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.9	First Deed of Trust, Security Agreement and Fixture Filing, dated as of June 22, 2009, by and between Cole MT Las Vegas NV, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).

Exhibit No.	Description

10.10	Promissory Note, dated June 22, 2009, by and between Cole MT Las Vegas NV, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.11	First Mortgage, Security Agreement and Fixture Filing, dated as of June 22, 2009, by and between Cole WG South Yale Avenue (Tulsa) OK, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.12	Promissory Note, dated June 22, 2009, by and between Cole WG South Yale Avenue (Tulsa) OK, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.13	First Deed of Trust, Security Agreement and Fixture Filing, dated June 22, 2009, by and between Cole WG Fredericksburg VA, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.14	Promissory Note, dated June 22, 2009, by and between Cole WG Fredericksburg VA, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.15	Loan Agreement dated August 31, 2009, by and between Jackson National Life Insurance Company, as Lender and Cole HD San Diego CA, LP; Cole HT Durham NC, LLC; Cole KO Monrovia CA, LP; COLE HH North Charleston SC, LLC; Cole WG Edmond OK, LLC; Cole CV Southaven MS, LLC; Cole KO Tavares FL, LLC; Cole BB Coral Springs FL, LLC, collectively as Borrowers (Incorporated by reference to Exhibit 10.43 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.16	Fixed Rate Promissory Note dated August 31, 2009 by and between Jackson National Life Insurance Company, as Noteholder and Cole HD San Diego CA, LP; Cole HT Durham NC, LLC; Cole KO Monrovia CA, LP; COLE HH North Charleston SC, LLC; Cole WG Edmond OK, LLC; Cole CV Southaven MS, LLC; Cole KO Tavares FL, LLC; Cole BB Coral Springs FL, LLC collectively as Maker (Incorporated by reference to Exhibit 10.44 to the Company’s post-effective amendment to Form S-11 (File No. 333- 149290), filed on November 2, 2009).

10.17	Affiliated Party Subordination and Cross-Default Agreement dated August 31, 2009 by and between Cole REIT III Operating Partnership and Jackson National Life Insurance Company (Incorporated by reference to Exhibit 10.45 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.18	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement and Fixture Filing dated as of August 31, 2009 by and between Cole CB Abilene TX, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.46 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.19	Promissory Note dated as of August 31, 2009 by and between Cole CB Abilene TX, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.47 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.20	Deed to Secure Debt and Absolute Assignment of Rents and Leases and Security Agreement dated as of August 31, 2009 by and between Cole CB Braselton GA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.48 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.21	Promissory Note dated as of August 31, 2009 by and between Cole CB Braselton GA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.49 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.22	Deed to Secure Debt and Absolute Assignment of Rents and Leases and Security Agreement dated as of August 31, 2009 by and between Cole CB Bremen GA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.50 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.23	Promissory Note dated as of August 31, 2009 by and between Cole CB Bremen GA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.51 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

Exhibit No.	Description

10.24	Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Bristol VA, LLC and Alexander Title Agency Incorporated as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.52 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.25	Promissory Note dated as of August 31, 2009 by and between Cole CB Bristol VA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.53 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.26	Deed to Secure Debt and Absolute Assignment of Rents and Leases and Security Agreement dated as of August 31, 2009 by and between Cole CB Columbus GA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.54 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.27	Promissory Note dated as August 31, 2009 by and between Cole CB Columbus GA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.55 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.28	Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Emporia VA, LLC and Alexander Title Agency Incorporated as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.56 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.29	Promissory Note dated as August 31, 2009 by and between Cole CB Emporia VA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.57 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.30	Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Fort Mill SC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.58 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.31	Promissory Note dated as of August 31, 2009 by and between Cole CB Fort Mill SC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.59 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.32	Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Greensboro NC, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.60 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.33	Promissory Note dated as of August 31, 2009 by and between Cole CB Greensboro NC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.61 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.34	Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Mebane NC, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.62 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.35	Promissory Note dated as of August 31, 2009 by and between Cole CB Mebane NC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.63 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.36	Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Piedmont SC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.64 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.37	Promissory Note dated as of August 31, 2009 by and between Cole CB Piedmont SC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.65 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

Exhibit No.	Description

10.38	Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Rocky Mount NC, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.66 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.39	Promissory Note dated as of August 31, 2009 by and between Cole CB Rocky Mount NC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.67 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.40	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB San Antonio TX, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.68 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.41	Promissory Note dated as of August 31, 2009 by and between Cole CB San Antonio TX, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.69 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.42	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Sherman TX, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.70 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.43	Promissory Note dated as of August 31, 2009 by and between Cole CB Sherman TX, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.71 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.44	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Waynesboro VA, LLC and Alexander Title Agency as Trustee Incorporated for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.72 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.45	Promissory Note dated as of August 31, 2009 by and between Cole CB Waynesboro VA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.73 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.46	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Woodstock VA, LLC and Alexander Title Agency Incorporated as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.74 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.47	Promissory Note dated as of August 31, 2009 by and between Cole CB Woodstock VA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.75 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.48	Borrowing Base Revolving Line of Credit Agreement dated as of December 16, 2009 by and between Cole REIT III Operating Partnership, LP and certain of its wholly-owned subsidiaries, collectively as Borrower, and TCF National Bank, a national banking association. (Incorporated by reference to Exhibit 10.76 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.49	Deed of Trust and Security Agreement dated as of December 18, 2009 by and between Cole HD Winchester VA, LLC and Manus E. Holmes Incorporated as Trustee for the benefit of Peoples United Bank, a federally chartered banking corporation. (Incorporated by reference to Exhibit 10.77 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.50	Mortgage and Security Agreement dated as of December 18, 2009 by and between Cole TS Gloucester NJ, LLC and Peoples United Bank, a federally chartered banking corporation. (Incorporated by reference to Exhibit 10.78 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

Exhibit No.	Description

10.51	Promissory Note dated December 18, 2009 by and between Peoples United Bank, a federally chartered banking corporation, as Lender and Cole TS Gloucester NJ, LLC and Cole HD Winchester VA, LLC, collectively as Borrowers. (Incorporated by reference to Exhibit 10.79 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.52	Loan Agreement dated December 22, 2009 by and between Jackson National Life Insurance Company, as Lender and Cole HD Tucson AZ, LLC, Cole MT Flagstaff AZ, LLC, Cole WG Goose Creek SC, LLC, Cole PX Mountain Brook AL, LLC, Cole TS Irmo SC, LLC, Cole LO Kansas City MS, LLC and Cole KO Columbia SC, LLC, collectively as Borrowers. (Incorporated by reference to Exhibit 10.80 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.53	Fixed Rate Promissory Note dated December 22, 2009 by and between Jackson National Life Insurance Company, as Noteholder and Cole HD Tucson AZ, LLC, Cole MT Flagstaff AZ, LLC, Cole WG Goose Creek SC, LLC, Cole PX Mountain Brook AL, LLC, Cole TS Irmo SC, LLC, Cole LO Kansas City MS, LLC and Cole KO Columbia SC, LLC, collectively as Maker. (Incorporated by reference to Exhibit 10.81 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.54	Borrowing Base Revolving Line of Credit Agreement dated as of January 6, 2010 by and between Cole REIT III Operating Partnership, LP and certain of its wholly-owned subsidiaries, collectively as Borrower and JPMorgan Chase Bank, N.A., as Administrative Agent, US Bank National Association, as Sole Syndication Agent, RBS Citizens, N.A., D/B/A Charter One, as Co-Documentation Agent, Comerica Bank, as Co-Documentation Agent and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger. (Incorporated by reference to Exhibit 10.82 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.55	First Deed of Trust, Security Agreement and Fixture Filing dated as of January 27, 2010 by and between Cole MT Austin TX, LLC and Bryan E. Loocke as Trustee for the benefit of Aviva Life and Annuity Company. (Incorporated by reference to Exhibit 10.83 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.56	Promissory Note, dated January 27, 2010, by and between Cole MTAustin TX, LLC and Aviva Life and Annuity Company. (Incorporated by reference to Exhibit 10.84 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.57	Loan Agreement, dated April 1, 2010, by and between Cole Credit Property Trust III, Inc., and certain of its wholly-owned subsidiaries, collectively as Borrower, and The Royal Bank of Scotland PLC as lender. (Incorporated by reference to Exhibit 10.85 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on April 16, 2010).

10.58	Loan Agreement, dated April 1, 2010, by and between Cole Mezzco CCPT III, LLC as Borrower, and RCG LV Debt IV REIT, LP as lender. (Incorporated by reference to Exhibit 10.86 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on April 16, 2010).

10.59	Purchase and Sale Agreement dated as of April 30, 2010 by and between City Center Bellevue Development LLC and Cole MT Bellevue WA, LLC. (Incorporated by reference to Exhibit 10.76 to the Company’s pre-effective amendment on Form S-11 (File No. 333-164884) filed on May 13, 2010).

10.60	Loan Agreement dated May 19, 2010 by and between Cole Credit Property Trust III, Inc., as Borrower and JPMorgan Chase Bank, N.A., as Lender (Incorporated by reference to Exhibit 10.88 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed August 2, 2010).

10.61	Loan Agreement dated June 4, 2010 by and between Cole Credit Property Trust III, Inc. as Borrower and Goldman Sachs Commercial Mortgage Capital, L.P., as Lender (Incorporated by reference to Exhibit 10.89 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed August 2, 2010).

Exhibit No.	Description

10.62	Loan Agreement dated as of July 30, 2010 by and between Cole MT Bellevue WA, LLC as Borrower and Wells Fargo Bank, National Association as Lender, administrative agent, sole book runner and lead arranger (Incorporated by reference to Exhibit 10.90 to the Company’s post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed August 3, 2010).

10.63	Loan Agreement dated August 25, 2010 by and between Cole AT Dallas TX, LLC, Cole IG Katy TX, LLC, Cole CI Plano TX, LLC, Cole XP Schaumburg IL, LLC and Cole HD Tolleson AZ, LLC, collectively as Borrower and Wells Fargo Bank, National Association as Lender, Administrative Agent, Syndication Agent, Documentation Agent and Sole Book Runner and Lead Arranger (Incorporated by reference to Exhibit 10.91 to the Company’s pre-effective amendment to Form S-11 (File No. 333-164884), filed on September 17, 2010).

10.64	Agreement for Purchase and Sale of Real Estate dated September 12, 2010 by Cole REIT III Operating Partnership, LP as Purchaser and Albertson’s LLC and certain of its wholly-owned entities, collectively as Seller (Incorporated by reference to Exhibit 10.92 to the Company’s pre-effective amendment to Form S-11 (File No. 333-164884), filed on September 17, 2010).

10.65	Loan Agreement dated December 15, 2010 by and between Cole Credit Property Trust III, Inc., as Borrower and JPMorgan Chase Bank, National Association as Lender (Incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K (File No. 000 53960), filed on March 31, 2011).

10.66	Credit Agreement dated June 27, 2011 by and between Cole REIT III Operating Partnership, LP as Borrower and Bank of America, National Association as Administrative Agent, Swing Line Lender and LIC Issuer, JP Morgan Chase Bank, National Association as Syndication Agent, U.S. Bank National Association, Wells Fargo Bank, National Association and Regions Bank as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC as Joint Lead Arrangers and Joint Book Managers (Incorporated by reference to Exhibit 10.66 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed on July 22, 2011).

10.67	First Amendment to Credit Agreement dated December 6, 2011 by and between Cole REIT III Operating Partnership, LP as Borrower and Bank of America, National Association as Administrative Agent, Swing Line Lender and L/C Issuer (Incorporated by reference to Exhibit 10.67 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed on January 18, 2012).

10.68	First Amendment to the Amended and Restated Advisory Agreement by and between Cole Credit Property Trust III, Inc. and Cole REIT Advisors III, LLC, dated November 9, 2011 (Incorporated by reference to Exhibit 10.68 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed on January 18, 2012).

14.1	Cole Credit Property Trust III, Inc. Code of Business Conduct and Ethics (Incorporated by reference to the Company’s pre-effective amendment on Form S-11 (File No. 333-149290), filed September 29, 2008).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-149290), filed on September 29, 2008).

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.