Form 10-Q
period 2012-03-31
Cole Credit Property Trust III, Inc.
filed 2012-05-15
CIK 1425923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 9, 2012, there were 473.2 million shares of common stock, par value $0.01, of Cole Credit Property Trust III, Inc. outstanding.

COLE CREDIT PROPERTY TRUST III, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and during the three months ended March 31, 2012, have been prepared by Cole Credit Property Trust III, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations during the three months ended March 31, 2012 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, statements of comprehensive income, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward-looking statements contained in the Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2011.

COLE CREDIT PROPERTY TRUST III, INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$1,280,384	$1,170,189
Buildings and improvements, less accumulated depreciation of $121,459 and $99,663, respectively	3,479,451	3,283,919
Acquired intangible lease assets, less accumulated amortization of $75,598 and $62,260, respectively	715,466	685,730

Total investment in real estate assets, net	5,475,301	5,139,838
Investment in mortgage notes receivable, net	64,734	64,683
Investment in marketable securities	56,157	41,750
Investment in marketable securities pledged as collateral	109,791	72,379

Total investment in real estate, marketable securities and mortgage assets, net	5,705,983	5,318,650
Cash and cash equivalents	291,823	216,353
Restricted cash	18,668	17,540
Investment in and advances to unconsolidated joint ventures	63,240	21,543
Rents and tenant receivables, less allowance for doubtful accounts of $212 and $202, respectively	68,504	60,789
Property escrow deposits, prepaid expenses and other assets	13,239	11,584
Deferred financing costs, less accumulated amortization of $14,548 and $11,305, respectively	51,533	51,109

Total assets	$6,212,990	$5,697,568

LIABILITIES AND EQUITY
Notes payable, credit facility and repurchase agreements	$2,163,557	$2,373,984
Accounts payable and accrued expenses	38,285	33,815
Escrowed investor proceeds	1,313	1,930
Due to affiliates	12,463	4,847
Acquired below market lease intangibles, less accumulated amortization of $10,314 and $8,857, respectively	92,483	93,330
Distributions payable	25,240	20,858
Derivative liabilities, deferred rent and other liabilities	46,646	50,440

Total liabilities	2,379,987	2,579,204

Commitments and contingencies
Redeemable common stock	161,299	134,101

EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 990,000,000 shares authorized, 466,908,246 and 385,236,590 shares issued and outstanding, respectively	4,669	3,852
Capital in excess of par value	4,026,578	3,322,924
Accumulated distributions in excess of earnings	(351,758)	(319,031)
Accumulated other comprehensive loss	(11,476)	(24,757)

Total stockholders’ equity	3,668,013	2,982,988
Noncontrolling interests	3,691	1,275

Total equity	3,671,704	2,984,263

Total liabilities and equity	$6,212,990	$5,697,568

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental and other property income	$109,524	$64,341
Tenant reimbursement income	10,467	4,840
Interest income on mortgage notes receivable	1,372	1,342
Interest income on marketable securities	2,417	—

Total revenue	123,780	70,523

Expenses:
General and administrative expenses	4,033	1,978
Property operating expenses	11,093	5,211
Property and asset management expenses	10,891	6,111
Acquisition related expenses	15,381	8,593
Depreciation	23,930	13,436
Amortization	12,364	6,632

Total operating expenses	77,692	41,961

Operating income	46,088	28,562

Other income (expense):
Equity in income of unconsolidated joint ventures	334	307
Other income	3,317	77
Interest expense	(29,282)	(15,191)

Total other expense	(25,631)	(14,807)

Income from continuing operations	20,457	13,755

Discontinued operations
Operating income	712	793
Gain on sale of real estate assets	14,781	—

Income from discontinued operations	15,493	793

Net income	35,950	14,548

Net income allocated to noncontrolling interests	13	288

Net income attributable to the Company	$35,937	$14,260

Weighted average number of common shares outstanding:
Basic and diluted	424,275,039	262,269,104

Income from continued operations per common share:
Basic and diluted	$0.05	$0.05

Income from discontinued operations per common share:
Basic and diluted	$0.04	$0.00

Net income attributable to the Company per common share:
Basic and diluted	$0.09	$0.05

Distributions declared per common share:
Basic and diluted	$0.16	$0.16

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net income attributable to the Company	$35,937	$14,260
Other comprehensive income
Unrealized gain on marketable securities	14,123	—
Unrealized (loss) gain on interest rate swaps	(842)	2,161

Total other comprehensive income	13,281	2,161

Comprehensive income	$49,218	$16,421

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

				Accumulated	Accumulated
	Common Stock		Capital in	Distributions	Other	Total	Non-
	Number of	Par	Excess	in Excess of	Comprehensive	Stockholders’	controlling	Total
	Shares	Value	of Par Value	Earnings	Gain (Loss)	Equity	Interests	Equity
Balance, January 1, 2012	385,236,590	$3,852	$3,322,924	$(319,031)	$(24,757)	$2,982,988	$1,275	$2,984,263
Issuance of common stock	82,633,365	826	821,467	—	—	822,293	—	822,293
Contributions from noncontrolling interests	—	—	—	—	—	—	2,428	2,428
Distributions to noncontrolling interests	—	—	—	—	—	—	(25)	(25)
Distributions to investors	—	—	—	(68,664)	—	(68,664)	—	(68,664)
Commissions on stock sales and related dealer manager fees	—	—	(68,790)	—	—	(68,790)	—	(68,790)
Other offering costs	—	—	(12,477)	—	—	(12,477)	—	(12,477)
Redemptions of common stock	(961,709)	(9)	(9,348)	—	—	(9,357)	—	(9,357)
Changes in redeemable common stock	—	—	(27,198)	—	—	(27,198)	—	(27,198)
Comprehensive income	—	—	—	35,937	13,281	49,218	13	49,231

Balance, March 31, 2012	466,908,246	$4,669	$4,026,578	$(351,758)	$(11,476)	$3,668,013	$3,691	$3,671,704

	"0000000."	"0000000."	"0000000."	"0000000."	"0000000."	"0000000."	"0000000."	"0000000."

				Accumulated	Accumulated
	Common Stock		Capital in	Distributions	Other	Total	Non-
	Number of	Par	Excess	in Excess of	Comprehensive	Stockholders’	controlling	Total
	Shares	Value	of Par Value	Earnings	Gain (Loss)	Equity	Interests	Equity
Balance, January 1, 2011	248,070,364	$2,481	$2,164,528	$(163,040)	$(7,188)	$1,996,781	$371	$1,997,152
Issuance of common stock	30,775,201	308	305,714	—	—	306,022	—	306,022
Distributions to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Distributions to stockholders	—	—	—	(42,055)	—	(42,055)	—	(42,055)
Commissions on stock sales and related dealer manager fees	—	—	(25,039)	—	—	(25,039)	—	(25,039)
Other offering costs	—	—	(4,246)	—	—	(4,246)	—	(4,246)
Redemptions of common stock	(792,918)	(8)	(7,676)	—	—	(7,684)	—	(7,684)
Changes in redeemable common stock	—	—	(15,769)	—	—	(15,769)	—	(15,769)
Comprehensive income	—	—	—	14,260	2,161	16,421	288	16,709

Balance, March 31, 2011	278,052,647	$2,781	$2,417,512	$(190,835)	$(5,027)	$2,224,431	$653	$2,225,084

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$35,950	$14,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,005	13,663
Amortization of intangible lease assets and below market lease intangibles, net	13,311	6,977
Amortization of deferred financing costs	3,243	1,347
Amortization of fair value adjustments of mortgage notes payable assumed	32	22
Amortization on marketable securities, net	70	—
Accretion on mortgage notes receivable, net	(268)	(245)
Bad debt expense	19	63
Equity in income of unconsolidated joint ventures	(334)	(307)
Return on investment from unconsolidated joint ventures	334	244
Gain on sale of real estate assets	(14,781)	—
Changes in assets and liabilities:
Rents and tenant receivables	(7,663)	(5,699)
Prepaid expenses and other assets	1,498	(134)
Accounts payable and accrued expenses	953	(2,728)
Deferred rent and other liabilities	(4,636)	(428)
Due to affiliates	1,555	(87)

Net cash provided by operating activities	53,288	27,236

Cash flows from investing activities:
Investment in real estate, marketable securities and mortgage assets	(437,574)	(329,959)
Investment in and advances to unconsolidated joint ventures	(41,910)	—
Return of investment from unconsolidated joint ventures	213	—
Principal repayments from mortgage notes receivable	217	—
Proceeds from sale of real estate assets	68,409	—
Payment of property escrow deposits	(15,962)	(2,838)
Refund of property escrow deposits	11,703	500
Change in restricted cash	(1,128)	608

Net cash used in investing activities	(416,032)	(331,689)

Cash flows from financing activities:
Proceeds from issuance of common stock	785,738	282,569
Offering costs on issuance of common stock	(75,215)	(28,347)
Redemptions of common stock	(9,357)	(7,684)
Distributions to investors	(27,727)	(17,997)
Proceeds from notes payable, repurchase agreements and credit facilities	135,144	149,446
Repayment of notes payable and credit facilities	(369,603)	(70,449)
Payment of loan deposits	(448)	(2,754)
Refund of loan deposits	1,563	1,265
Change in escrowed investor proceeds liability	(617)	884
Deferred financing costs paid	(3,667)	(4,115)
Contributions from noncontrolling interests	2,428	—
Distributions to noncontrolling interests	(25)	(6)

Net cash provided by financing activities	438,214	302,812

Net increase (decrease) in cash and cash equivalents	75,470	(1,641)
Cash and cash equivalents, beginning of period	216,353	109,942

Cash and cash equivalents, end of period	$291,823	$108,301

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

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

As of March 31, 2012, the Company owned 734 properties, comprising 33.9 million rentable square feet of single and multi-tenant retail and commercial space located in 47 states, which include properties owned through consolidated joint venture arrangements. As of March 31, 2012, the rentable space at these properties was 99% leased. As of March 31, 2012, the Company also owned two mortgage notes receivable, each of which is secured by an office building that is subject to a net lease, and 17 commercial mortgage backed securities (“CMBS”). In addition, through unconsolidated joint venture arrangements, as of March 31, 2012, the Company had interests in nine properties comprising 1.4 million gross rentable square feet of commercial space.

The Company ceased offering shares of common stock in its initial primary offering (the “Initial Offering”) on October 1, 2010. At the completion of the Initial Offering, a total of approximately 217.5 million shares of common stock had been issued, including approximately 211.6 million shares issued in the primary offering and approximately 5.9 million shares issued pursuant to a distribution reinvestment plan (the “DRIP”). The remaining 32.5 million unsold shares in the Initial Offering were deregistered.

On September 22, 2010, the registration statement for a follow-on offering of 275.0 million shares of the Company’s common stock (the “Follow-on Offering,” and collectively with the Initial Offering, the “Offerings”) was declared effective by the SEC. The Company commenced sales of the common stock pursuant to the Follow-on Offering after the termination of the Initial Offering on October 1, 2010. Of the 275.0 million shares registered pursuant to the Follow-on Offering, the Company offered up to 250.0 million shares in its primary offering at a price of $10.00 per share and up to 25.0 million shares pursuant to the DRIP at a price of $9.50 per share. As of March 31, 2012, the Company had issued approximately 255.9 million shares of its common stock in the Follow-on Offering, including approximately 238.1 million shares issued in the primary offering and approximately 17.8 million shares issued pursuant to the DRIP. The Company had aggregate gross proceeds from the Offerings of $4.7 billion (including shares sold pursuant to the Company’s DRIP) as of March 31, 2012, before share redemptions of $63.1 million and offering costs, selling commissions, and dealer management fees of $458.4 million.

The Company ceased issuing shares in the Follow-on Offering on April 27, 2012. At the completion of the Follow-on Offering, a total of approximately 262.2 million shares of common stock had been issued, including approximately 242.9 million shares issued in the primary offering and approximately 19.3 million shares issued pursuant to the DRIP. The remaining 12.8 million unsold shares in the Follow-on Offering were deregistered.

In addition, the Company registered 75.0 million shares of common stock under the DRIP pursuant to a registration statement filed on Form S-3 (the “DRIP Offering”), which was filed with the SEC on March 14, 2012 and automatically became effective with the SEC upon filing. The Company will continue to issue shares of common stock under the DRIP Offering.

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

March 31, 2012

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company continually evaluates the need to consolidate joint ventures based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company is the primary beneficiary. As of March 31, 2012, the Company consolidated the accounts of four joint ventures (the “Consolidated Joint Ventures”), which held properties with an aggregate book value of $65.5 million.

In addition, the Company evaluates its investments in marketable securities to determine if they qualify as VIEs. As of March 31, 2012, the Company determined that investments in marketable securities are VIEs, of which the Company is not the primary beneficiary because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance. The Company’s maximum exposure to loss from these investments does not exceed their aggregate amortized cost basis of $150.5 million.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted cash flows do not exceed the carrying value, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were recorded during the three months ended March 31, 2012 or 2011.

When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate and related assets.

When a real estate asset is identified by the Company as held for sale, the Company ceases depreciation and amortization of the assets related to the property and estimates the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2012 or December 31, 2011.

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

March 31, 2012

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

The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

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

Discontinued Operations

Upon the disposal of a real estate asset or the determination of a real estate asset as being held for sale, the Company determines if the asset disposed of is considered a component of the Company. A component is comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the rest of the Company. If the asset is considered a component of the Company, the results of operations and gains or losses on the sale of the component are required to be presented in discontinued operations if both of the following criteria are met: (1) the operations and cash flows of the asset have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (2) the Company will not have any significant continuing involvement in the operations of the asset after the disposal transaction. Also, the prior period results of operations for the asset are reclassified and presented in discontinued operations in the prior consolidated statements of operations.

Sales of Real Estate Assets

Gains on the sale of real estate assets are generally recognized by the full accrual method when the following criteria are met: (1) the gain is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (2) the earnings process is virtually complete, that is, the Company is not obligated to perform significant activities after the sale to earn the gain.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

Restricted Cash and Escrows

Included in restricted cash was $14.8 million and $15.2 million as of March 31, 2012 and December 31, 2011, respectively, held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Also included in restricted cash was $2.6 million and $387,000 held by lenders in a lockbox account, as of March 31, 2012 and December 31, 2011, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. In addition, the Company had escrowed investor proceeds for which shares of common stock had not been issued of $1.3 million and $1.9 million in restricted cash as of March 31, 2012 and December 31, 2011, respectively.

Investment in Marketable Securities

Investments in marketable securities consist of investments in CMBS, including those pledged as collateral. The Company classifies its investments as available-for-sale as the Company intends to hold its investments until maturity, however the Company may sell them prior to their maturity. These investments are carried at estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). The Company uses estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such securities, where available, for similar CMBS tranches that actively participate in the CMBS market, which may be adjusted for industry benchmarks, such as Trepp’s CMBS Analytics, where applicable. Market conditions, such as interest rates, liquidity, trading activity and credit spreads may cause significant variability to the received quotes. If the Company is unable to obtain quotes or if the Company believes the quotes received are inaccurate, the Company would estimate fair value using internal models that primarily consider the Trepp’s CMBS Analytics, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions could result in a significant increase or decrease in the recorded amount of the securities. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in alternative valuations. If there are significant disruptions to the financial markets, the Company’s estimates of fair value may have significant volatility. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.

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

Investment in Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures as of March 31, 2012 consists of the Company’s interest in four joint ventures that own nine multi-tenant properties (the “Unconsolidated Joint Ventures”). Consolidation of these investments is not required as the entities do not qualify as VIEs and do not meet the control requirements for consolidation, as defined by GAAP. Both the Company and the respective joint venture partner must approve decisions about the respective joint venture’s activities that significantly influence the economic performance of the joint venture.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

The Company accounts for the Unconsolidated Joint Ventures using the equity method of accounting. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions. Each of the Unconsolidated Joint Ventures is evaluated for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other than temporary. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in a joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment losses were recorded related to the Unconsolidated Joint Ventures for the three months ended March 31, 2012 or 2011.

Concentration of Credit Risk

As of March 31, 2012, the Company had cash on deposit, including restricted cash, in ten financial institutions, seven of which had deposits in excess of current federally insured levels, totaling $61.3 million; however the Company has not experienced any losses in such accounts. The Company limits investment of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

No single tenant accounted for greater than 10% of the Company’s 2012 gross annualized rental revenues. Tenants in the restaurant, drugstore and grocery industries each comprised 10% of the Company’s 2012 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of March 31, 2012, 123 and 32 of the Company’s properties were located in Texas and Arizona, respectively, accounting for 17% and 10%, respectively, of its 2012 gross annualized rental revenues.

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

New Accounting Pronouncements

In June 2011, the U.S. Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 became effective for the Company beginning January 1, 2012, and its provisions were applied to the condensed consolidated unaudited statements of operations and comprehensive income.

NOTE 3 — FAIR VALUE MEASUREMENTS

GAAP defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

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

March 31, 2012

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, restricted cash, rents and tenant receivables, property escrow deposits and prepaid expenses, accounts payable and accrued expenses, due to affiliates and other assets and liabilities – The Company considers the carrying values of these assets and liabilities to approximate fair value because of the short period of time between their origination and their expected realization.

Mortgage notes receivable – The fair value is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. The estimated fair value of these notes was $71.6 million and $69.0 million as of March 31, 2012 and December 31, 2011, respectively, as compared to the carrying value of $64.7 million as of both March 31, 2012 and December 31, 2011. The fair value of the Company’s mortgage notes receivable is estimated using Level 2 inputs.

Notes payable, credit facility and repurchase agreements – The fair value is estimated using a discounted cash flow analysis based on estimated borrowing rates available to the Company as of March 31, 2012 and December 31, 2011. The estimated fair value of the notes payable, credit facility and repurchase agreements was $2.4 billion as of both March 31, 2012 and December 31, 2011, respectively, as compared to the carrying value of $2.2 billion and $2.4 billion as of March 31, 2012 and December 31, 2011, respectively. The fair value of the Company’s notes payable, credit facility and repurchase agreements is estimated using Level 2 inputs.

Marketable securities – The Company’s marketable securities are carried at fair value and are valued using Level 3 inputs. The Company used estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such securities for similar CMBS tranches that actively participate in the CMBS market. As of March 31, 2012 and December 31, 2011, no marketable securities were valued using internal models.

Derivative Instruments – The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.

Earnout Agreements –Certain properties are subject to earnout provisions obligating the Company to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at each property. Earnout payments are based on a predetermined formula and have set time periods regarding the obligation to make the payment as defined in the respective purchase and sale agreement. If, at the end of the respective time period, certain space has not been leased and occupied, the Company will have no further obligation. The earnouts are carried at fair value and are valued using Level 3 inputs, including estimated timing and probability of leasing the vacant space, as there is no public market for this item and thus Level 1 and Level 2 inputs are unavailable for an item of this nature. Any changes to the estimated fair value are reflected in the income statement. The estimated fair value of $7.2 million and $5.5 million as of March 31, 2012 and December 31, 2011, respectively, is included in the accompanying condensed consolidated unaudited balance sheets in accounts payable and accrued expenses. During the three months ended March 31, 2012, there have been no purchases, sales, issuances, or settlements with respect to these earnout liabilities. As of March 31, 2012, there have been no transfers of assets or liabilities between levels.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial instruments.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2012 and December, 31, 2011 (in thousands):

	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$165,948	$—	$—	$165,948

Liabilities:
Interest rate swaps	$(26,934)	$—	$(26,934)	$—
Earnout agreements	(7,231)	—	—	(7,231)

Total liabilities	$(34,165)	$—	$(26,934)	$(7,231)

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$114,129	$—	$—	$114,129

Liabilities:
Interest rate swaps	$(26,092)	$—	$(26,092)	$—
Earnout agreements	(5,519)	—	—	(5,519)

Total liabilities	$(31,611)	$—	$(26,092)	$(5,519)

The following table shows a reconciliation of the change in fair value of the Company’s financial assets with significant unobservable inputs (Level 3) (in thousands) for the three months ended March 31, 2012. The Company did not own any CMBS during the three months ended March 31, 2011.

Three Months Ended March 31, 2012
Balance at beginning of period	$114,129
Total gains or losses
Unrealized gain included in other comprehensive income, net	14,123
Purchases, issuances, settlements, sales and accretion
Purchases	37,766
Issuances	—
Settlements	—
Amortization included in earnings, net	(70)

Balance at end of period	$165,948

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

NOTE 4 — REAL ESTATE ACQUISITIONS

2012 Property Acquisitions

During the three months ended March 31, 2012, the Company acquired interests in 53 commercial properties for an aggregate purchase price of $419.6 million (the “2012 Acquisitions”). The Company purchased the 2012 Acquisitions with net proceeds from the Offerings and through the issuance or assumption of mortgage notes. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

March 31, 2012
Land	$125,312
Building and improvements	245,173
Acquired in-place leases	44,235
Acquired above-market leases	9,431
Acquired below-market leases	(4,510)

Total purchase price	$419,641

The Company recorded revenue for the three months ended March 31, 2012 of $2.3 million and a net loss for the three months ended March 31, 2012 of $10.2 million related to the 2012 Acquisitions.

The following information summarizes selected financial information of the Company, as if all of the 2012 Acquisitions were completed on January 1, 2011 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended March 31,
	2012	2011
Pro forma basis (unaudited):
Revenue	$130,679	$79,941
Net income	$55,145	$7,273

The unaudited pro forma information for the three months ended March 31, 2012 was adjusted to exclude $10.8 million of acquisition costs recorded during the current period related to the 2012 Acquisitions. These costs were recognized in the unaudited pro forma information for the three months ended March 31, 2011. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2011, nor does it purport to represent the results of future operations

2012 Investments in Unconsolidated Joint Ventures

During the three months ended March 31, 2012, the Company acquired a financial interest in one of the Consolidated Joint Ventures, which has interests in two of the Unconsolidated Joint Ventures. The acquired interests in these unconsolidated joint venture arrangements of $24.3 million are included in the accompanying condensed consolidated unaudited balance sheets in investment in unconsolidated joint ventures.

In connection with the acquired interests in the unconsolidated joint venture arrangements discussed above, during the three months ended March 31, 2012, one of the Unconsolidated Joint Ventures borrowed $17.6 million (the “Advance Note”) from one of the Consolidated Joint Ventures. This amount is included in the accompanying condensed consolidated unaudited balance sheets in investments in and advances to unconsolidated joint ventures. The Advance Note has a variable interest rate equal to the one-month LIBOR plus 225 basis points and matures in September 2013. During the three months ended March 31, 2012, the Company recorded $1,000 of interest income. No financing coordination fees were incurred in connection with the Advance Note.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

2011 Property Acquisitions

During the three months ended March 31, 2011, the Company acquired 23 commercial properties for an aggregate purchase price of $329.9 million (the “2011 Acquisitions”). The Company purchased the 2011 Acquisitions with net proceeds from the Offerings and through the issuance of mortgage notes. The Company allocated the purchase price of the 2011 Acquisitions to the fair value of assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

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

NOTE 5 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE

As of March 31, 2012, the Company owned two mortgage notes receivable, each of which is secured by an office building. As of both March 31, 2012 and December 31, 2011, the mortgage notes balance was $64.7 million. As of March 31, 2012, the balance consisted of the outstanding face amount of the mortgage notes of $73.5 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $1.9 million. As of December 31, 2011, the balance consisted of the outstanding face amount of the mortgage notes of $73.7 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $1.7 million. The discount is accreted and acquisition costs are amortized over the terms of each respective mortgage note using the effective interest rate method. The mortgage notes have a fixed interest rate of 5.93% per annum and mature on October 1, 2018. Interest and principal payments are due each month until October 1, 2018. There were no amounts past due as of March 31, 2012.

The Company evaluates the collectability of both interest and principal on each mortgage note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as underlying collateral and payment history. No impairment losses were recorded related to mortgage notes receivable for the three months ended March 31, 2012 or 2011. In addition, no allowances for un-collectability were recorded related to mortgage notes receivable as of March 31, 2012 or December 31, 2011.

NOTE 6 — INVESTMENT IN MARKETABLE SECURITIES

As of March 31, 2012, the Company owned 17 CMBS, with an estimated aggregate fair value of $165.9 million. As of December 31, 2011, the Company owned 11 CMBS, with an estimated aggregate fair value of $114.1 million. As of March 31, 2012, certain of these securities were pledged as collateral under repurchase agreements (the “Repurchase Agreements”), as discussed in Note 9 to these condensed consolidated unaudited financial statements. The following table provides the activity for the CMBS during the three months ended March 31, 2012 (in thousands):

	Amortized Cost Basis	Unrealized Gain	Fair Value
Marketable securities as of December 31, 2011	$112,794	$1,335	$114,129
Face value of marketable securities acquired	67,302	—	67,302
Discounts on purchase of marketable securities, net of acquisition costs	(29,536)	—	(29,536)
Net amortization on marketable securities	(70)	—	(70)
Increase in fair value of marketable securities	—	14,123	14,123

Marketable securities as of March 31, 2012	$150,490	$15,458	$165,948

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

The following table shows the fair value and gross unrealized gains of the Company’s CMBS and the holding period as of March 31, 2012 (in thousands):

Holding Period of Gross Unrealized Gains (Losses) of Marketable Securities
	Less than 12 months			12 Months or More			Total
Description	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
of Securities	Value	Gains	(Losses)	Value	Gains	(Losses)	Value	Gains	(Losses)
CMBS	$165,948	$16,228	$(770)	$—	$—	$—	$165,948	$16,228	$(770)

The unrealized losses of $770,000 as of March 31, 2012, were deemed to be a temporary impairment based upon the following: (1) the Company having no intent to sell these securities, (2) it is more likely than not that the Company will not be required to sell the securities before recovery and (3) the Company’s expectation to recover the entire amortized cost basis of these securities. The Company determined that the unrealized losses of $770,000 resulted from volatility in interest rates and credit spreads and other qualitative factors relating to macro-credit conditions in the mortgage market. Additionally, as of March 31, 2012, the Company had determined that the subordinate CMBS tranches below the Company’s CMBS investment adequately protected the Company’s ability to recover its investment and that the Company’s estimates of anticipated future cash flows from the CMBS investment had not been adversely impacted by any deterioration in the creditworthiness of the specific CMBS issuers.

The scheduled maturity of the Company’s CMBS as of March 31, 2012 is as follows (in thousands):

	Available-for-sale
	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	150,490	165,948
Due after ten years	—	—

	$150,490	$165,948

Actual maturities of marketable securities can differ from contractual maturities because borrowers may have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the marketable securities.

NOTE 7 — DISCONTINUED OPERATIONS

On March 9, 2012, the Company sold 12 properties for a gross sales price of $69.4 million. The transaction resulted in net cash proceeds of $68.4 million to the Company and a gain of $14.8 million. In connection with this sale, $216,000 of receivables related to straight-line rental revenue were written off as a reduction to the gain. The properties’ revenues for the three months ended March 31, 2012 and 2011 were $900,000 and $1.2 million, respectively. The properties’ results have been presented as discontinued operations on the Company’s condensed consolidated unaudited statement of operations for all periods presented. Subsequent to the sale of the property, the Company has no continuing involvement with the property.

As of the sale date, March 9, 2012, the major classes of assets of the properties that were disposed of in connection with the sale include net total investment in real estate assets of $53.7 million and rents and tenant receivables of $216,000. There were no significant liabilities associated with these properties.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands).

		Outstanding					Fair Value of Liability
	Balance Sheet	Notional	Interest	Effective		Maturity	March 31,	December 31,
	Location	Amount	Rate(1)	Date		Date	2012	2011
Derivatives designated as hedging instruments
Interest Rate Swaps(2)	Derivative liabilities, deferred rent and other liabilities	$19,076	5.95%	9/8/2009		8/29/2012	$(150)	$(224)
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	17,500	5.75%	12/18/2009		1/1/2017	(1,516)	(1,603)
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	156,000	3.99%	7/30/2010		8/5/2015	(8,917)	(9,150)
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	15,000	4.31%	7/30/2010		7/15/2017	(781)	(818)
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	105,000	4.72%	8/25/2010		9/5/2015	(5,148)	(5,239)
Interest Rate Swaps(3)	Derivative liabilities, deferred rent and other liabilities	23,200	6.83%	12/16/2010		7/6/2016	(1,594)	(1,646)
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	7,800	5.73%	3/4/2011		4/1/2021	(966)	(1,118)
Interest Rate Swaps (4)	Derivative liabilities, deferred rent and other liabilities	30,000	6.06%	3/30/2011		3/30/2016	(1,877)	(1,932)
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	200,000	3.45%	6/30/2011		6/27/2014	(2,655)	(2,238)
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	79,000	4.29%	6/29/2012	(5)	4/30/2016	(1,053)	(798)
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	42,000	4.62%	12/1/2011		12/1/2018	(795)	(1,029)
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	78,750	3.15%	12/30/2011		6/27/2014	(519)	(297)
Interest Rate Swap	Derivative liabilities, deferred rent and other liabilities	24,000	5.34%	2/22/2012		3/1/2017	(963)	—

		$797,326					$(26,934)	$(26,092)

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread.
(2)	On September 8, 2009, the Company executed 15 swap agreements with identical terms and with an original aggregate notional amount of $20.0 million.
(3)	On December 16, 2010, the Company executed 17 swap agreements with identical terms and with an aggregate notional amount of $23.2 million.
(4)	On March 30, 2011, the Company executed 23 swap agreements with identical terms and with an aggregate notional amount of $30.0 million.
(5)	On September 2, 2011, the Company executed a swap agreement with an effective date of June 29, 2012.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

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

The following table summarizes the unrealized gains and losses on the Company’s derivative instruments and hedging activities (in thousands):

	Amount of Income (Loss) Recognized in
	Other Comprehensive Income (Loss)
	Three Months Ended
Derivatives in Cash Flow Hedging Relationships	March 31, 2012	March 31, 2011
Interest Rate Swaps (1)	$(842)	$2,161

(1)	There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the three months ended March 31, 2012 or 2011. No previously effective portion of losses that were recorded in accumulated other comprehensive loss during the term of the hedging relationship was reclassified into earnings during the three months ended March 31, 2012 or 2011.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment.

In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of both March 31, 2012 and 2011, there were no termination events or events of default related to the interest rate swaps.

NOTE 9 — NOTES PAYABLE, CREDIT FACILITY AND REPURCHASE AGREEMENTS

As of March 31, 2012, the Company and the Consolidated Joint Ventures had $2.2 billion of debt outstanding, with a weighted average years to maturity of 5.7 years and weighted average interest rate of 4.76%. The aggregate balance of gross real estate and related assets, net of gross intangible lease liabilities, securing the total debt outstanding was $4.9 billion as of March 31, 2012. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed. The following table summarizes the debt activity during the three months ended and as of March 31, 2012 (in thousands).

		During the Three Months Ended March 31, 2012
	Balance as of December 31, 2011	Debt Issuance and Assumptions	Repayments	Other (1)	Balance as of March 31, 2012
Fixed rate debt	$1,560,068	$147,946	$(603)	$32	$1,707,443
Variable rate debt	132,143	—	—	—	132,143
Construction facilities	4,614	126	—	—	4,740
Credit facilities	647,750	—	(369,000)	—	278,750
Repurchase agreements	29,409	11,072	—	—	40,481

Total (2)	$2,373,984	$159,144	$(369,603)	$32	$2,163,557

(1)	Represents fair value adjustment of assumed mortgage notes payable, net of amortization.
(2)	The table above does not include the Advance Note of $17.6 million, as discussed in Note 4 to these condensed consolidated unaudited financial statements or loan amounts associated with certain unconsolidated joint venture arrangements of $75.2 million, which mature on various dates ranging from November 2015 to July 2021, as the loans are non-recourse to the Company.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

As of March 31, 2012, the fixed rate debt includes $439.6 million of variable rate debt fixed through the use of interest rate swaps. In addition, the fixed rate debt includes mortgage notes assumed with an aggregate face amount of $40.7 million and an aggregate fair value of $39.4 million. The fixed rate debt has interest rates ranging from 3.99% to 6.83% per annum. The variable rate debt has variable interest rates ranging from LIBOR plus 225 basis points to 300 basis points per annum. In addition, the construction facilities have interest rates ranging from LIBOR plus 235 basis points to 300 basis points per annum, with certain debt containing LIBOR floors. The debt outstanding matures on various dates from August 2012 through March 2022.

As of March 31, 2012, the Company had $576.4 million available under a senior unsecured credit facility (the “Credit Facility”) based on the underlying collateral pool of $1.4 billion. The Credit Facility provides borrowings up to $857.5 million, which includes a $278.75 million term loan (the “Term Loan”) and up to $578.75 million in revolving loans (the “Revolving Loans”). The Credit Facility may be increased to a maximum of $950.0 million. Depending upon the type of loan specified and overall leverage ratio, the Revolving Loans bear interest at either LIBOR plus an interest rate spread ranging from 2.25% to 3.00% or a base rate plus an interest rate spread ranging from 1.25% to 2.00%. The base rate is greater of (1) LIBOR plus 1.00%, (2) Bank of America N.A.’s Prime Rate or (3) the Federal Funds Rate plus 0.50%. During the year ended December 31, 2011, the Company executed two swap agreements associated with the Term Loan, which had the effect of fixing the variable interest rates per annum through the maturity date of the respective loan at 3.45% and 3.15%, respectively. The Revolving Loans and Term Loan had a combined weighted average interest rate of 3.37% as of March 31, 2012.

The Repurchase Agreements have interest rates ranging from 1.86% to 2.26% and mature on various dates from April 2012 through November 2012. Upon maturity, the Company may elect to renew the Repurchase Agreements for a period of 90 days until the CMBS mature. The CMBS have a weighted average remaining term of 8.90 years. Under the Repurchase Agreements, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of the pledged assets would require the Company to provide additional collateral to fund margin calls. As of March 31, 2012, the securities held as collateral had a fair value of $109.8 million and an amortized cost of $99.9 million. There was no cash collateral held by the counterparty as of March 31, 2012. The Repurchase Agreements are being accounted for as secured borrowings because the Company maintains effective control of the financed assets. The Repurchase Agreements are non-recourse to the Company and Cole OP III.

The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions. These agreements also include usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility and such notes payable as of March 31, 2012.

NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$25,240	$15,053
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$24,000	$—
Common stock issued through distribution reinvestment plan	$36,555	$23,453
Net unrealized (loss) gain on interest rate swaps	$(842)	$2,161
Unrealized gain on marketable securities	$14,123	$—
Accrued other offering costs	$7,133	$1,120
Accrued capital expenditures	$3,517	$19
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest of $82 and $38, respectively	$25,997	$12,821

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

Purchase Commitments

As of March 31, 2012, the Company had entered into agreements with unaffiliated third-party sellers to purchase a 100% interest in three retail properties, subject to meeting certain criteria, for an aggregate purchase price of $204.0 million, exclusive of closing costs. As of March 31, 2012, the Company had $7.2 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, all of which will be forfeited if the transactions are not completed under certain circumstances. These deposits are included in the accompanying March 31, 2012 condensed consolidated unaudited balance sheet in property escrow deposits, prepaid expenses and other assets. As of May 9, 2012, no escrow deposits were forfeited.

In addition, during the three months ended March 31, 2012, a purchase agreement was terminated and the seller paid the Company a breakage fee and reimbursed the Company for certain underwriting expenses paid. The Company recorded these proceeds, net of underwriting expenses, as other income of $3.0 million.

As of March 31, 2012, the Company owned two land parcels, upon which office buildings will be developed. Based on budgeted construction costs, the cost to complete the facilities is estimated to be $57.8 million in aggregate. The construction will be funded by two construction loan facilities totaling $42.6 million. As of March 31, 2012, $460,000 had been drawn on the construction facilities. The Company will also be obligated to purchase a property from one of the Consolidated Joint Ventures for an expected purchase price of $7.7 million, subject to certain criteria being met, including the completion of the building. Additionally, the Company had properties subject to earnout provisions obligating it to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the properties, as discussed in Note 3 to these condensed consolidated unaudited financial statements. Assuming all the conditions are satisfied, management estimates that the Company would be obligated to pay $7.2 million in accordance with the purchase agreements.

Environmental Matters

In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company owns certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. The Company also carries environmental liability insurance on its properties which provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company does not believe that the environmental matters identified at such properties is reasonably possible to have material effect on its results of operations, financial condition or liquidity, nor is it aware of any environmental matters at other properties which it believes is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

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

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

Offerings

In connection with the Offerings, Cole Capital Corporation (“Cole Capital”), the Company’s dealer manager, which is affiliated with our advisor, receives a selling commission of up to 7.0% of gross offering proceeds, before reallowance of commissions earned by participating broker-dealers. Cole Capital reallows 100% of selling commissions earned to participating broker-dealers. In addition, Cole Capital receives 2.0% of gross offering proceeds, before reallowance to participating broker-dealers, as a dealer manager fee in connection with the Offerings. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer manager fees are paid to Cole Capital or any other broker-dealers with respect to shares sold under the Company’s DRIP.

All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer manager fee) are paid by CR III Advisors or its affiliates and are reimbursed by the Company up to 1.5% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of March 31, 2012, CR III Advisors had paid organization and offering costs in excess of the 1.5% in connection with the Follow-on Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.5% of gross proceeds from the Follow-on Offering. As the Company raises additional proceeds from the Follow-on Offering, these costs may become payable. Subsequent to March 31, 2012, the Company reimbursed CR III Advisors $2.8 million of organization and offering costs and as of the termination of the Follow-on Offering, the Company had capacity to reimburse an additional $5.2 million of organization and offering costs.

The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CR III Advisors and its affiliates related to the services described above during the periods indicated (in thousands).

	Three Months Ended March 31,
	2012	2011
Offering:
Selling commissions	$53,074	$19,399
Selling commissions reallowed by Cole Capital	$53,074	$19,399
Dealer manager fee	$15,716	$5,640
Dealer manager fee reallowed by Cole Capital	$7,989	$2,875
Other organization and offering expenses	$12,477	$4,245

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

The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its property manager, which is affiliated with our advisor, fees for the management and leasing of the Company’s properties. Property management fees are up to 2.0% of gross revenue for single-tenant properties and 4.0% of gross revenue for multi-tenant properties and leasing commissions will be at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates of our advisor plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. The Company reimburses Cole Realty Advisors’ costs of managing and leasing the properties.

COLE CREDIT PROPERTY TRUST III, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

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

	Three Months Ended March 31,
	2012	2011
Acquisitions and Operations:
Acquisition fees and expenses	$10,988	$7,042
Asset management fees and expenses	$7,065	$4,028
Property management and leasing fees and expenses	$3,608	$1,949
Operating expenses	$946	$563
Financing coordination fees	$1,701	$1,481

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

March 31, 2012

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

During the three months ended March 31, 2012 and 2011, no commissions or fees were incurred for services provided by CR III Advisors and its affiliates related to the services described above.

Due to Affiliates

As of March 31, 2012 and December 31, 2011, $12.5 million and $4.8 million, respectively, had been incurred primarily for other organization and offering, operating and acquisition expenses, by CR III Advisors and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited balance sheets.

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

NOTE 14 — SUBSEQUENT EVENTS

Status of the Offerings

The Company ceased issuing shares in the Follow-on Offering on April 27, 2012. At the completion of the Follow-on Offering, a total of approximately 262.2 million shares of common stock had been issued, including approximately 242.9 million shares issued in the primary offering and approximately 19.3 million shares issued pursuant to the DRIP. The remaining 12.8 million unsold shares in the Follow-on Offering were deregistered.

The Company continues to issue shares of common stock under the DRIP Offering. As of May 9, 2012, the Company had accepted investors’ subscriptions for, and issued, approximately 1.5 million shares pursuant to the DRIP Offering, resulting in gross proceeds to the Company of approximately $14.5 million.

Investment in Real Estate and Related Assets

Subsequent to March 31, 2012, the Company acquired a 100% interest in 155 commercial real estate properties for an aggregate purchase price of $444.6 million. The acquisitions were funded with net proceeds of the Offerings combined with proceeds from the DRIP Offering. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 to these condensed consolidated unaudited financial statements for these properties. Acquisition related expenses totaling $5.5 million were expensed as incurred. The Company also purchased an investment in an unconsolidated joint venture for $96.5 million. In addition, the Company purchased six CMBS securities with an aggregate face value of $100.1 million for an aggregate price of $61.4 million.

Notes Payable, Credit Facility and Repurchase Agreements

Subsequent to March 31, 2012, the Company entered into loan agreements totaling $84.8 million secured by commercial properties with an aggregate purchase price of $151.0 million. In addition, the Company entered into a repurchase agreement for $3.6 million that held securities as collateral with a purchase price of $6.6 million. As of May 9, 2012, the Company had $6.8 million outstanding under the construction facilities and $588.8 million outstanding under the Credit Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements and the notes thereto, included in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust III, Inc. and unless defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.

Forward-Looking Statements

Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. A full discussion of our risk factors may be found under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property acquisition indebtedness and acquisition and operating expenses. Rental and other property income accounted for 89% and 91% of total revenue during the three months ended March 31, 2012 and 2011, respectively. As 99% of our rentable square feet was under lease as of March 31, 2012, with an average remaining lease term of 13.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of March 31, 2012, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 37%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with future property acquisitions or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions or refinancing, our results of operations may be adversely affected.

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

The economic downturn has led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and the first quarter of 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of March 31, 2012, 99% of our rentable square feet was under lease. However, if the recent improvements in economic conditions do not continue, we may experience significant vacancies or be required to reduce rental rates on occupied space. If we do experience significant vacancies, our advisor will actively seek to lease our vacant space; however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced. In addition, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property may increase as a result.

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets, including the Consolidated Joint Ventures, as of March 31, 2012 and 2011.

	March 31,
	2012	2011
Number of commercial properties (1)	734	472
Approximate rentable square feet (2)	33.9 million	20.0 million
Percentage of rentable square feet leased	98.8%	99.4%

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.
(2)	Including square feet of the buildings on land that are subject to ground leases.

The following table summarizes our real estate investment activity, including the Consolidated Joint Ventures, during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
Commercial properties acquired (1)		53		23
Approximate purchase price of acquired properties	$	419.6 million	$	329.9 million
Approximate rentable square feet (2)		1.3 million		1.4 million

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.
(2)	Including square feet of the buildings on land that are subject to ground leases.

As shown in the tables above, we and our Consolidated Joint Ventures owned 734 commercial properties as of March 31, 2012, compared to 472 commercial properties as of March 31, 2011. Accordingly, our results of operations for the three months March 31, 2012, as compared to the three months March 31, 2011, reflect significant increases in most categories.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue. Revenue increased $53.3 million, or 76%, to $123.8 million for the three months ended March 31, 2012, compared to $70.5 million for the three months ended March 31, 2011. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 89% and 91% of total revenues during the three months ended March 31, 2012 and 2011, respectively.

Rental and other property income increased $45.2 million, or 70%, to $109.5 million for the three months ended March 31, 2012, compared to $64.3 million for the three months ended March 31, 2011. The increase was primarily due to the acquisition of 262 rental income-producing properties subsequent to March 31, 2011. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $10.5 million of tenant reimbursement income during the three months ended March 31, 2012, compared to $4.8 million during the three months ended March 31, 2011.

Interest income on mortgage notes receivable increased $30,000, or 2%, to $1.4 million for the three months ended March 31, 2012, compared to $1.3 million for the three months ended March 31, 2011 due to the number of days in each of the three months ended March 31, 2012 and 2011.

In addition, we recorded interest income on marketable securities of $2.4 million for the three months ended March 31, 2012. During the three months ended March 31, 2011, we did not own any marketable securities.

General and Administrative Expenses. General and administrative expenses increased $2.0 million, or 104%, to $4.0 million for the three months ended March 31, 2012, compared to $2.0 million for the three months ended March 31, 2011. The increase was primarily due to increased trustee fees and operating expense reimbursements as a result of an increase in the number of stockholders of record and the acquisition of 262 rental income-producing properties subsequent to March 31, 2011. The primary general and administrative expense items are operating expense reimbursements to our advisor, trustee fees, unused credit facility fees, legal fees and accounting fees.

Property Operating Expenses. Property operating expenses increased $5.9 million, or 113%, to $11.1 million for the three months ended March 31, 2012, compared to $5.2 million for the three months ended March 31, 2011. The increase was primarily due to increased property taxes, repairs and maintenance and insurance expenses relating to the acquisition of 262 rental income-producing properties subsequent to March 31, 2011. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.

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

Property and asset management expenses increased $4.8 million, or 78%, to $10.9 million for the three months ended March 31, 2012, compared to $6.1 million for the three months ended March 31, 2011. Property management fees increased $1.3 million, or 49%, to $2.9 million for the three months ended March 31, 2012 from $1.6 million for the three months ended March 31, 2011. The increase in property management fees was primarily due to an increase in cash receipts related to an increase in rental and other property income for the three months ended March 31, 2012, from the 262 properties, including 37 multi-tenant properties, acquired subsequent to March 31, 2011.

Asset management fees increased $3.0 million, or 79%, to $6.9 million for the three months ended March 31, 2012, from $3.9 million for the three months ended March 31, 2011. The increase in asset management fees was primarily due to an increase in the average invested assets to $5.6 billion for the three months ended March 31, 2012, from $3.2 billion for the three months ended March 31, 2011.

In addition, during the three months ended March 31, 2012, we recorded $1.1 million related to reimbursement of expenses incurred by our advisor in performing property and asset management services, compared to $621,000 for the three months ended March 31, 2011. The increase was primarily due to expenses incurred by our advisor related to management of 262 additional rental income-producing properties acquired subsequent to March 31, 2011.

Acquisition Related Expenses. Acquisition related expenses increased $6.8 million, or 79%, to $15.4 million for the three months ended March 31, 2012, compared to $8.6 million for the three months ended March 31, 2011. The increase is due to acquisition related expenses incurred in connection with the purchase of 53 commercial properties, for an aggregate purchase price of $419.6 million, during the three months ended March 31, 2012, compared to 23 commercial properties, for an aggregate purchase price of $329.9 million, during the three months ended March 31, 2011. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We also reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan other than for personnel costs for which our advisor receives acquisition fees. In addition, the average acquisition expenses incurred per transaction was greater due to the type of assets acquired during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $16.2 million, or 81%, to $36.3 million for the three months ended March 31, 2012, compared to $20.1 million for the three months ended March 31, 2011. The increase was primarily due to an increase in the average invested assets to $5.6 billion for the three months ended March 31, 2012, from $3.2 billion for the three months ended March 31, 2011.

Equity in Income of Unconsolidated Joint Ventures. Equity in income of Unconsolidated Joint Ventures increased $27,000, or 9%, to $334,000 for the three months ended March 31, 2012, compared to $307,000 for the three months ended March 31, 2011. The increase is primarily due to the acquisition of one of the Unconsolidated Joint Ventures in June 2011.

Other Income. Other income primarily consisted of non-recurring net proceeds of $3.0 million received as a result of a seller terminating a purchase agreement during the three months ended March 31, 2012, as discussed in Note 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. In addition, during the three months ended March 31, 2012 and 2011, we recorded $51,000 and $77,000 of interest income, respectively.

Interest Expense. Interest expense increased $14.1 million, or 93%, to $29.3 million for the three months ended March 31, 2012, compared to $15.2 million during the three months ended March 31, 2011. The increase was primarily due to an increase in the average aggregate amount of notes payable outstanding to $2.3 billion during the three months ended March 31, 2012, from $1.1 billion for the three months ended March 31, 2011.

Income from Discontinued Operations – Income from discontinued operations decreased $81,000, or 10%, to $712,000 for the three months ended March 31, 2012, compared to $793,000 for the three months ended March 31, 2011. The decrease was primarily due to the sale of 12 properties on March 9, 2012, as compared to a full three months of operations for these properties during the three months ended March 31, 2011.

Gain on sale of real estate assets – During the three months ended March 31, 2012, we recorded a gain on the sale of 12 properties of $14.8 million. No similar transactions occurred during the three months ended March 31, 2011.

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

Our calculation of FFO and MFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, is presented in the table below for the three months ended March 31, 2012 and 2011 (in thousands). FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Three Months Ended March 31,
	2012	2011
NET INCOME ATTRIBUTABLE TO THE COMPANY	$35,937	$14,260
Depreciation of real estate assets	23,930	13,436
Amortization of lease related costs	12,364	6,632
Depreciation and amortization of real estate assets from discontinued operations	109	328
Depreciation and amortization of real estate assets in unconsolidated joint ventures	466	338
Gain on sale of real estate assets	(14,781)	—

Funds from operations (FFO)	58,025	34,994
Acquisition related expenses	15,381	8,593

Modified funds from operations (MFFO)	$73,406	$43,587

Set forth below is additional information that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $7.1 million and $5.0 million during the three months ended March 31, 2012 and 2011, respectively. In addition, related to the Unconsolidated Joint Ventures, straight-line revenue of $24,000 and $4,000 is included in equity in income of unconsolidated joint ventures on the consolidated statements of operations for the three months ended March 31, 2012 and 2011, respectively.

•

Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $3.3 million and $1.4 million during the three months ended March 31, 2012 and 2011, respectively. In addition, related to the Unconsolidated Joint Ventures, amortization of deferred financing costs of $14,000 and $11,000 is included in equity in income of unconsolidated joint ventures on the consolidated statements of operations for the three months ended March 31, 2012 and 2011, respectively.

•

During the three months ended March 31, 2012, a purchase agreement was terminated and the seller paid us a breakage fee and reimbursed us for certain underwriting expenses paid. We recorded these proceeds, net of underwriting expenses, as other income of $3.0 million.

Distributions

The Company’s board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001776144 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2012 and ending on June 30, 2012.

During the three months ended March 31, 2012 and 2011, we paid distributions of $64.3 million and $41.5 million, including $36.6 million and $23.5 million, respectively, through the issuance of shares pursuant to our DRIP. Our 2012 distributions were funded by net cash provided by operating activities of $53.3 million, or 83%, and proceeds from the sale of properties of $10.8 million, or 17%. Our 2011 distributions were funded by net cash provided by operating activities of $27.2 million, or 66%, proceeds from the issuance of common stock of $8.6 million, or 21%, and borrowings of $5.7 million, or 13%. Net cash provided by operating activities for the three months ended March 31, 2012 and 2011, reflects a reduction for real estate acquisition related expenses incurred and expensed of $15.4 million and $8.6 million, respectively, in accordance with GAAP. As set forth in the “Estimated Use of Proceeds” section of the prospectus for the Follow-on Offering, we treat our real estate acquisition expenses as funded by proceeds from the offering of our shares. Therefore, for consistency, proceeds from the issuance of common stock for the three months ended March 31, 2011 have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities.

Share Redemptions

Our share redemption program provides that we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve months prior to the end of the fiscal quarter for which the redemptions are being paid (the “Trailing Twelve-month Cap”); provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the Trailing Twelve-month Cap. In addition, all redemptions, including those upon death or qualifying disability, are limited to those that can be funded with cumulative net proceeds from the sale of shares through our DRIP. The redemption price per share (other than shares pursuant to our DRIP) will depend on the price paid for the shares (until such time as our board of directors has determined a reasonable estimate of the value of our shares) and the length of time the stockholder has held such shares. The redemption price for shares purchased pursuant to our DRIP will be the amount paid for such shares or, after our board of directors has determined a reasonable estimate of the value of our shares, the most recent estimated value of each share. During the three months ended March 31, 2012, we received valid redemption requests relating to approximately 962,000 shares, which we redeemed in full for $9.4 million (an average of $9.73 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Follow-on Offering. We have funded and intend to continue funding share redemptions with proceeds of our DRIP. Subsequent to March 31, 2012, we redeemed approximately 1.5 million shares for a total of $14.7 million, or an average price per share of $9.75.

In addition to the caps discussed above, the redemptions are limited quarterly to 1.25% of the weighted average number of shares outstanding during the trailing twelve-month period ending on the last day of the fiscal quarter. In addition, the funding for redemptions each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP. The share redemption program further provides that while shares subject to redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the quarterly percentage caps. Our management may waive these quarterly caps in its sole discretion subject to the Trailing Twelve-month Cap.

Liquidity and Capital Resources

General

As of March 31, 2012, we had cash and cash equivalents of $291.8 million and available borrowings of $576.4 million under our Credit Facility. Additionally, as of March 31, 2012, we had unencumbered properties with a gross book value of $2.0 billion, including $1.4 billion of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods, subject to certain covenants and leverage and borrowing base restrictions related to our Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under our Credit Facility.

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through cash flows provided by operations and proceeds from the DRIP Offering. Operating cash flows are expected to increase as additional properties are added to our portfolio. As of March 31, 2012, we and one of the Consolidated Joint Ventures had a total of $60.0 million of fixed rate debt and construction facilities maturing within the next 12 months. If we are unable to extend, finance, or refinance the amounts maturing, we expect to pay down any remaining amounts through a combination of the use of available cash, cash provided by property operations, available borrowings on our Credit Facility, borrowings on our unencumbered properties and/or proceeds from our DRIP Offering. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any future debt financings. Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses and debt maturities from our cash flow from operations, and we expect to meet cash needs for acquisitions and debt maturities from the net proceeds from the DRIP Offering and from secured or unsecured borrowings on our current unencumbered properties and future properties, refinancing of current debt and borrowings on our Credit Facility.

We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions as necessary, including the proceeds from the DRIP Offering, borrowing on the Credit Facility and/or future borrowings on our unencumbered assets. During the three months ended March 31, 2012, we funded distributions to our stockholders with cash flows from operations, offering proceeds, return of capital from joint ventures and borrowings as discussed above in the section captioned “Distributions.” The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios, and leverage ratios. These covenants may limit our ability to incur additional debt and make borrowings on the Credit Facility.

As of March 31, 2012, we issued approximately 473.4 million shares of our common stock in the Offerings resulting in gross proceeds of $4.7 billion. As of March 31, 2012, we had redeemed a total of approximately 6.5 million shares of common stock for a cost of $63.1 million, at an average price per share of $9.69.

As of March 31, 2012, we and the Consolidated Joint Ventures had $2.2 billion of debt outstanding. See Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Additionally, the ratio of debt to gross real estate assets net of gross intangible lease liabilities, as of March 31, 2012, was 37% and the weighted average years to maturity was 5.7 years.

Our contractual obligations as of March 31, 2012, were as follows (in thousands):

	Payments due by period (1) (2) (3)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	3-5 Years	Years (9)
Principal payments - fixed rate debt(4)	$1,708,474	$55,673	$29,668	$452,443	$1,170,690
Interest payments - fixed rate debt	605,744	98,538	170,729	140,287	196,190
Principal payments - variable rate debt	132,143	—	41,143	91,000	—
Interest payments - variable rate debt(5)	14,810	4,010	7,661	3,139	—
Principal payments - construction facilities(6)	4,740	4,368	372	—	—
Interest payments - construction facilities	124	117	7	—	—
Principal payments - credit facility	278,750	—	278,750	—	—
Interest payments - credit facility(7)	21,049	9,381	11,668	—	—
Principal payments - repurchase agreements(8)	40,481	40,481	—	—	—
Interest payments - repurchase agreements	243	243	—	—	—

Total	$2,806,558	$212,811	$539,998	$686,869	$1,366,880

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.
(2)

As of March 31, 2012, we had $439.6 million of variable rate debt fixed through the use of interest rate swaps. We used the rates effectively fixed under our swap agreements to calculate the debt payment obligations in future periods.

(3)

The table above does not include the Advance Note of $17.6 million, as discussed in Note 12 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q or loan amounts associated with certain unconsolidated joint venture arrangements of $75.2 million, which mature on various dates ranging from November 2015 to July 2021, as the loans are non-recourse to the Company.

(4)

Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties and our Consolidated Joint Ventures. As of March 31, 2012, the fair value adjustment, net of amortization, of mortgage notes assumed was $1.0 million.

(5)	Rates ranging from 2.49% to 3.25% were used to calculate the variable debt payment obligations in future periods. These were the rates effective as of March 31, 2012.
(6)	The construction facilities have an aggregate commitment, if fully funded, of $47.8 million related to our development projects.
(7)

Payment obligations for the Term Loan outstanding under the Credit Facility are based on the respective interest rates of 3.45% and 3.15%, which are the rates effectively fixed under the respective executed swap agreements that had the effect of fixing the variable interest rates per annum through the maturity date of June 2014.

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

As of March 31, 2012, we had entered into agreements with unaffiliated third-party sellers to purchase a 100% interest in three retail properties, subject to meeting certain criteria, for an aggregate purchase price of $204.0 million, exclusive of closing costs. As of March 31, 2012, we had $7.2 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, all of which will be forfeited if the transactions are not completed under certain circumstances. As of May 9, 2012, no escrow deposits were forfeited.

In addition, we will be obligated to purchase a property from one of the Consolidated Joint Ventures for an expected purchase price of $7.7 million, subject to certain criteria being met, including the completion of the building. We also own properties subject to earnout provisions obligating us to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the properties. Assuming all the conditions are satisfied, we estimate that we would be obligated to pay $7.2 million in accordance with the purchase agreements.

As of March 31, 2012, the Company also owned two land parcels, upon which office buildings are being developed. Based on budgeted construction costs, the cost to complete the facilities is estimated to be $57.8 million in aggregate. The construction will be funded by two construction loan facilities totaling $42.6 million. As of March 31, 2012, $460,000 had been drawn on the construction facilities.

Cash Flow Analysis

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Operating Activities. During the three months ended March 31, 2012, net cash provided by operating activities increased $26.1 million, or 96%, to $53.3 million, compared to $27.2 for the three months ended March 31, 2011. The change was primarily due to increases in net income of $21.4 million and depreciation and amortization expenses totaling $18.6 million, partially offset by the gain on sale of real estate assets of $14.8 million for the three months ended March 31, 2012. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash used in investing activities increased $84.3 million, or 25%, to $416.0 million for the three months ended March 31, 2012 compared to $331.7 million for the three months ended March 31, 2011. The increase is primarily due to the acquisition of 53 commercial properties for an aggregate purchase price of $419.6 million during the three months ended March 31, 2012, compared to 23 commercial properties for an aggregate purchase price of $329.9 million for the three months ended March 31, 2011 combined with an increase in investment in and advances to unconsolidated joint ventures of $41.9 million. The increase was partially offset by cash proceeds from the sale of real estate assets of $68.4 million for the three months ended March 31, 2012.

Financing Activities. Net cash provided by financing activities increased $135.4 million, or 45%, to $438.2 million for the three months ended March 31, 2012, compared to $302.8 million for the three months ended March 31, 2011. The change was primarily due to an increase in proceeds from the issuance of common stock of $503.2 million, partially offset by an increase in repayment of mortgage notes payable of $299.2 million and offering costs due to the issuance of common stock of $46.9 million.

Election as a REIT

We are taxed as a REIT under the Internal Revenue Code of 1986, as amended. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).

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

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and our critical accounting policies have not changed during the three months ended March 31, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto.

Commitments and Contingencies

We may be subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with CR III Advisors and its affiliates, whereby we have paid and may continue to pay certain fees to, or reimburse certain expenses of, CR III Advisors or its affiliates such as acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 12 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to March 31, 2012 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 14 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation. Such events are:

•	Status of the Offerings;

•	Investment in real estate and related assets; and

•	Notes payable, credit facility and repurchase agreements.

New Accounting Pronouncements

We adopted new accounting pronouncements during the three months ended March 31, 2012. Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation.

Off Balance Sheet Arrangements

As of March 31, 2012 and 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2012, we and two of the Consolidated Joint Ventures had $177.4 million of variable rate debt, including the Revolving Loans and the repurchase agreements, and therefore we are exposed to interest rate changes in LIBOR. As of March 31, 2012, a change of 50 basis points in interest rates would result in a change in interest expense of $887,000 per annum, assuming all of our derivatives remain effective hedges. In the future we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings.

As of March 31, 2012, we had 65 interest rate swap agreements outstanding, which mature on various dates from August 2012 through April 2021, with an aggregate notional amount under the swap agreements of $797.3 million and an aggregate net fair value of $(26.9) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2012, an increase of 50 basis points in interest rates would result in a decrease to the fair value of the derivative liability of $14.2 million.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective in all material respects to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2012, we had issued approximately 473.4 million shares in the Offerings for gross proceeds of $4.7 billion, out of which we paid $396.9 million in selling commissions and dealer manager fees and $61.4 million in organization and offering costs to our advisor or its affiliates. With the net offering proceeds, we and the Consolidated Joint Ventures acquired $5.7 billion in real estate and related assets and interests in the Unconsolidated Joint Ventures of $45.6 million and paid costs of $153.1 million in acquisition related expenses. As of May 9, 2012, we have sold approximately 481.2 million shares in the Offerings combined with the DRIP Offering for gross offering proceeds of $4.8 billion.

Our board of directors has adopted a share redemption program that enables our stockholders who hold their shares for more than one year to sell their shares to us in limited circumstances. The purchase price we will pay for redeemed shares is set forth in the prospectuses for our Offerings of common stock, as supplemented from time to time. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. Under the terms of the share redemption program, share redemptions are subject to the Trailing Twelve-month Cap; provided, however shares subject to redemption requests upon death of a stockholder will not be subject to the Trailing Twelve-month Cap. In addition, all redemptions, including those upon death or qualifying disability, are limited to those that can be funded with the cumulative net proceeds from our DRIP. In addition to these caps, the redemptions are limited quarterly to 1.25% of the weighted average number of shares outstanding during the trailing twelve-month period. In addition, the funding for redemptions each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. The amended share redemption program further provides that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the quarterly caps. Our management may waive these quarterly caps in its sole discretion, subject to the Trailing Twelve-month Cap.

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended March 31, 2012, we redeemed shares as follows:

	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2012	—	$—	—	(1)
February 2012	961,709	$9.73	961,709	(1)
March 2012	—	$—	—	(1)

Total	961,709		961,709	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities

No events occurred during the three months ended March 31, 2012 that would require a response to this item.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No events occurred during the three months ended March 31, 2012 that would require a response to this item.

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

Cole Credit Property Trust III, Inc. (Registrant)

By:	/s/ Simon J. Misselbrook
Name:	Simon J. Misselbrook
Title:	Senior Vice President of Accounting (Principal Accounting Officer)

Date: May 14, 2012

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Third Articles of Amendment and Restatement of Cole Credit Property Trust III, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-149290), filed on September 29, 2008).
3.2	Amended and Restated Bylaws of Cole Credit Property Trust III, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-149290), filed on May 7, 2008).
3.3	Articles of Amendment (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 333-149290) filed on April 9, 2010).
3.4	Second Articles of Amendment of Cole Credit Property Trust III, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed on July 22, 2011).
4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed January 18, 2012).
4.2	Form of Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed January 18, 2012).
4.3	Form of Alternative Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed January 18, 2012).
4.4	Form of Alternative Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed January 18, 2012).
4.5	Form of Alternative Subscription Agreement (Incorporated by reference to Exhibit 4.5 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed April 22, 2011).
4.6	Form of Alternative Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.6 to the Company’s post-effective amendment to Form S-11 (File No. 333-164884), filed April 22, 2011).
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.