Form 10-Q
period 2012-06-30
Cole Credit Property Trust III, Inc.
filed 2012-08-14
CIK 1425923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
 _____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-53960
_____________________________________________
COLE CREDIT PROPERTY TRUST III, INC.
(Exact name of registrant as specified in its charter)
 _____________________________________________

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
 _____________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
As of August 9, 2012, there were 475.6 million shares of common stock, par value $0.01, of Cole Credit Property Trust III, Inc. outstanding.

COLE CREDIT PROPERTY TRUST III, INC.

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements for the three and six months ended June 30, 2012 have been prepared by Cole Credit Property Trust III, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, comprehensive income, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward-looking statements contained in the Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$1,411,437	$1,170,189
Buildings and improvements, less accumulated depreciation of $148,755 and $99,663, respectively	3,906,599	3,283,919
Acquired intangible lease assets, less accumulated amortization of $92,624 and $62,260, respectively	804,780	685,730
Total investment in real estate assets, net	6,122,816	5,139,838
Investment in mortgage notes receivable, net	64,785	64,683
Investment in marketable securities	60,192	41,750
Investment in marketable securities pledged as collateral	214,569	72,379
Total investment in real estate, marketable securities and mortgage assets, net	6,462,362	5,318,650
Cash and cash equivalents	265,153	216,353
Restricted cash	15,757	17,540
Investment in unconsolidated joint ventures	85,535	21,543
Rents and tenant receivables, less allowance for doubtful accounts of $241 and $202, respectively	79,274	60,789
Property escrow deposits, prepaid expenses and other assets	12,640	11,584
Deferred financing costs, less accumulated amortization of $17,927 and $11,305, respectively	55,598	51,109
Total assets	$6,976,319	$5,697,568
LIABILITIES AND EQUITY
Notes payable and other borrowings	$2,910,994	$2,373,984
Accounts payable and accrued expenses	44,321	33,815
Escrowed investor proceeds	—	1,930
Due to affiliates	4,457	4,847
Acquired below market lease intangibles, less accumulated amortization of $12,580 and $8,857, respectively	106,521	93,330
Distributions payable	25,297	20,858
Derivative liabilities, deferred rent and other liabilities	53,303	50,440
Total liabilities	3,144,893	2,579,204
Commitments and contingencies
Redeemable common stock	190,485	134,101
EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 990,000,000 shares authorized, 474,757,316 and 385,236,590 shares issued and outstanding, respectively	4,747	3,852
Capital in excess of par value	4,068,899	3,322,924
Accumulated distributions in excess of earnings	(405,011)	(319,031)
Accumulated other comprehensive loss	(31,745)	(24,757)
Total stockholders’ equity	3,636,890	2,982,988
Noncontrolling interests	4,051	1,275
Total equity	3,640,941	2,984,263
Total liabilities and equity	$6,976,319	$5,697,568
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental and other property income	$123,795	$73,943	$233,319	$138,284
Tenant reimbursement income	11,960	4,891	22,427	9,731
Interest income on mortgage notes receivable	1,476	1,362	2,848	2,704
Interest income on marketable securities	4,976	—	7,393	—
Total revenue	142,207	80,196	265,987	150,719
Expenses:
General and administrative expenses	4,676	2,108	8,709	4,086
Property operating expenses	12,878	5,523	23,971	10,734
Property and asset management expenses	11,813	6,715	22,704	12,826
Acquisition related expenses	17,438	14,128	32,819	22,721
Depreciation	27,298	15,548	51,228	28,984
Amortization	13,996	7,632	26,360	14,264
Total operating expenses	88,099	51,654	165,791	93,615
Operating income	54,108	28,542	100,196	57,104
Other income (expense):
Equity in income of unconsolidated joint ventures	552	470	886	777
Other income	682	145	3,999	222
Interest expense	(32,252)	(19,459)	(61,534)	(34,650)
Total other expense	(31,018)	(18,844)	(56,649)	(33,651)
Income from continuing operations	23,090	9,698	43,547	23,453
Discontinued operations
Operating income	—	793	712	1,586
Gain on sale of real estate assets	—	—	14,781	—
Income from discontinued operations	—	793	15,493	1,586
Net income	23,090	10,491	59,040	25,039
Net (loss) income allocated to noncontrolling interests	(133)	11	(120)	299
Net income attributable to the Company	$23,223	$10,480	$59,160	$24,740

Weighted average number of common shares outstanding:
Basic and diluted	473,159,051	292,224,033	470,033,648	277,329,317
Income from continued operations per common share:
Basic and diluted	$0.05	$0.03	$0.09	$0.08
Income from discontinued operations per common share:
Basic and diluted	$0.00	$0.00	$0.03	$0.01
Net income attributable to the Company per common share:
Basic and diluted	$0.05	$0.04	$0.13	$0.09

Distributions declared per common share	$0.16	$0.16	$0.31	$0.32
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$23,090	$10,491	$59,040	$25,039

Other comprehensive loss:
Unrealized loss on marketable securities	(15,434)	—	(1,311)	—
Unrealized loss on interest rate swaps	(4,835)	(8,068)	(5,677)	(5,907)
Total other comprehensive loss	(20,269)	(8,068)	(6,988)	(5,907)

Total comprehensive income	2,821	2,423	52,052	19,132
Total comprehensive (loss) income attributable to noncontrolling interest	(133)	11	(120)	299
Total comprehensive income attributable to the Company	$2,954	$2,412	$52,172	$18,833
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

			Capital in	Accumulated	Accumulated
	Common Stock		Excess	Distributions	Other	Total	Non-
	Number of	Par	of Par	in Excess of	Comprehensive	Stockholders’	controlling	Total
	Shares	Value	Value	Earnings	Loss	Equity	Interests	Equity
Balance, January 1, 2012	385,236,590	$3,852	$3,322,924	$(319,031)	$(24,757)	$2,982,988	$1,275	$2,984,263
Issuance of common stock	91,997,379	920	912,570	—	—	913,490	—	913,490
Contributions from noncontrolling interests	—	—	—	—	—	—	2,937	2,937
Distributions to noncontrolling interests	—	—	—	—	—	—	(41)	(41)
Distributions to investors	—	—	—	(145,140)	—	(145,140)	—	(145,140)
Commissions on stock sales and related dealer manager fees	—	—	(72,926)	—	—	(72,926)	—	(72,926)
Other offering costs	—	—	(13,188)	—	—	(13,188)	—	(13,188)
Redemptions of common stock	(2,476,653)	(25)	(24,097)	—	—	(24,122)	—	(24,122)
Changes in redeemable common stock	—	—	(56,384)	—	—	(56,384)	—	(56,384)
Comprehensive income (loss)	—	—	—	59,160	(6,988)	52,172	(120)	52,052
Balance, June 30, 2012	474,757,316	$4,747	$4,068,899	$(405,011)	$(31,745)	$3,636,890	$4,051	$3,640,941

			Capital in	Accumulated	Accumulated
	Common Stock		Excess	Distributions	Other	Total	Non-
	Number of	Par	of Par	in Excess of	Comprehensive	Stockholders’	controlling	Total
	Shares	Value	Value	Earnings	Loss	Equity	Interests	Equity
Balance, January 1, 2011	248,070,364	$2,481	$2,164,528	$(163,040)	$(7,188)	$1,996,781	$371	$1,997,152
Issuance of common stock	60,073,253	600	596,750	—	—	597,350	—	597,350
Distributions to noncontrolling interests	—	—	—	—	—	—	(20)	(20)
Distributions to stockholders	—	—	—	(89,445)	—	(89,445)	—	(89,445)
Commissions on stock sales and related dealer manager fees	—	—	(48,654)	—	—	(48,654)	—	(48,654)
Other offering costs	—	—	(8,228)	—	—	(8,228)	—	(8,228)
Redemptions of common stock	(2,029,196)	(20)	(19,607)	—	—	(19,627)	—	(19,627)
Changes in redeemable common stock	—	—	(29,962)	—	—	(29,962)	—	(29,962)
Purchase of investment from noncontrolling interest	—	—	(707)	—	—	(707)	—	(707)
Comprehensive income (loss)	—	—	—	24,740	(5,907)	18,833	299	19,132
Balance, June 30, 2011	306,114,421	$3,061	$2,654,120	$(227,745)	$(13,095)	$2,416,341	$650	$2,416,991
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$59,040	$25,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,303	29,437
Amortization of intangible lease assets and below market lease intangibles, net	28,108	15,021
Amortization of deferred financing costs	6,622	3,007
Amortization of fair value adjustments of mortgage notes payable assumed	62	37
Accretion on marketable securities, net	(878)	—
Accretion on mortgage notes receivable, net	(540)	(498)
Bad debt expense	103	103
Equity in income of unconsolidated joint ventures	(886)	(777)
Return on investment from unconsolidated joint ventures	886	777
Gain on sale and condemnation of real estate assets	(15,445)	—
Changes in assets and liabilities:
Rents and tenant receivables	(18,517)	(14,366)
Prepaid expenses and other assets	(1,615)	740
Accounts payable and accrued expenses	6,569	2,200
Deferred rent and other liabilities	(2,814)	28
Due to affiliates	682	1,744
Net cash provided by operating activities	112,680	62,492
Cash flows from investing activities:
Investment in real estate and marketable securities	(1,236,174)	(823,009)
Investment in and advances to unconsolidated joint ventures	(83,123)	(7,725)
Return of investment and repayment of advance from unconsolidated joint ventures	19,131	452
Principal repayments from mortgage notes receivable	438	—
Proceeds from sale and condemnation of real estate assets	69,222	—
Payment of property escrow deposits	(26,936)	(18,550)
Refund of property escrow deposits	26,964	12,603
Change in restricted cash	1,783	(5,044)
Net cash used in investing activities	(1,228,695)	(841,273)
Cash flows from financing activities:
Proceeds from issuance of common stock	832,984	547,761
Offering costs on issuance of common stock	(87,195)	(56,787)
Redemptions of common stock	(24,122)	(19,627)
Distributions to investors	(60,195)	(38,176)
Proceeds from notes payable and other borrowings	1,023,149	646,589
Repayment of notes payable and other borrowings	(510,201)	(75,300)
Payment of loan deposits	(4,163)	(3,627)
Refund of loan deposits	4,703	4,347
Change in escrowed investor proceeds liability	(1,930)	88
Deferred financing costs paid	(11,111)	(19,609)
Contributions from noncontrolling interests	2,937	—
Distributions to noncontrolling interests	(41)	(20)
Net cash provided by financing activities	1,164,815	985,639
Net increase in cash and cash equivalents	48,800	206,858
Cash and cash equivalents, beginning of period	216,353	109,942
Cash and cash equivalents, end of period	$265,153	$316,800
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2012

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
As of June 30, 2012, the Company owned 926 properties, comprising 39.9 million rentable square feet of single and multi-tenant retail and commercial space located in 47 states, which include properties owned through consolidated joint venture arrangements. As of June 30, 2012, the rentable space at these properties was 99% leased. As of June 30, 2012, the Company also owned two mortgage notes receivable, each of which is secured by an office building that is subject to a net lease, and 28 commercial mortgage backed securities (“CMBS”). In addition, through unconsolidated joint venture arrangements, as of June 30, 2012, the Company had interests in 11 properties comprising 2.0 million gross rentable square feet of commercial space.
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
On September 22, 2010, the registration statement for a follow-on offering of 275.0 million shares of the Company’s common stock (the “Follow-on Offering”) was declared effective by the SEC. The Company commenced sales of the common stock pursuant to the Follow-on Offering after the termination of the Initial Offering on October 1, 2010. Of the 275.0 million shares registered pursuant to the Follow-on Offering, the Company offered up to 250.0 million shares in its primary offering at a price of $10.00 per share and up to 25.0 million shares pursuant to the DRIP at a price of $9.50 per share. The Company ceased issuing shares in the Follow-on Offering on April 27, 2012. At the completion of the Follow-on Offering, a total of approximately 262.2 million shares of common stock had been issued, including approximately 242.9 million shares issued in the primary offering and approximately 19.3 million shares issued pursuant to the DRIP. The remaining 12.8 million unsold shares in the Follow-on Offering were deregistered.
In addition, the Company registered 75.0 million shares of common stock under the DRIP pursuant to a registration statement filed on Form S-3 (the “DRIP Offering, ” and collectively with the Initial Offering and Follow-on Offering, the “Offerings”), which was filed with the SEC on March 14, 2012 and automatically became effective with the SEC upon filing. The Company will continue to issue shares of common stock under the DRIP Offering.
As of June 30, 2012, the Company had issued approximately 482.8 million shares of its common stock in the Offerings, including approximately 3.1 million shares issued in the DRIP Offering. The Company had aggregate gross proceeds from the Offerings of $4.8 billion (including shares sold pursuant to the Company’s DRIP) as of June 30, 2012, before share redemptions of $77.9 million and offering costs, selling commissions, and dealer management fees of $463.2 million.
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
June 30, 2012

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
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
The Company evaluates its relationships and investments to determine if it has variable interests.  A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns.  If the Company determines that it has a variable interest in an entity, it evaluates whether such interest is in a variable interest entity (“VIE”).  A VIE is broadly defined as an entity where either (1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.  The Company consolidates any VIEs when it is determined to be the primary beneficiary of the VIE’s operations.
A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, its form of ownership interest, its representation on the entity’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity.
The Company continually evaluates the need to consolidate joint ventures based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company is the primary beneficiary. As of June 30, 2012, the Company consolidated the accounts of four joint ventures (the “Consolidated Joint Ventures”), which held assets with an aggregate book value of $66.6 million.
In addition, the Company evaluates its investments in marketable securities to determine if they qualify as VIEs. As of June 30, 2012, the Company determined that investments in marketable securities are VIEs, of which the Company is not the primary beneficiary because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance. The Company’s maximum exposure to loss from these investments does not exceed their aggregate amortized cost basis of $274.7 million.
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

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

Investment in and Valuation of Real Estate and Related Assets
Amounts capitalized to real estate and related assets consist of the cost of acquisition, excluding acquisition related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate and related assets and leasing costs. All repairs and maintenance are expensed as incurred.
The Company is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate and related assets are stated at cost, less accumulated depreciation and amortization. Real estate and related assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s real estate and related assets by class are generally as follows:

Building and capital improvements	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified or losses were recorded during the six months ended June 30, 2012 or 2011.
When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate and related assets.
When a real estate asset is identified by the Company as held for sale, the Company ceases depreciation and amortization of the assets related to the property and estimates the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2012 or December 31, 2011.
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
June 30, 2012

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
The determination of the fair values of the real estate and related assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could impact the Company’s results of operations.
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
Sale of Real Estate Assets
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

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

Investment in Marketable Securities
Investments in marketable securities consist of investments in CMBS, including those pledged as collateral. The Company classifies its investments as available-for-sale as the Company intends to hold its investments until maturity, however the Company may sell them prior to their maturity. These investments are carried at estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). The Company uses estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such securities, where available, for similar CMBS tranches that actively participate in the CMBS market and industry benchmarks, such as Trepp’s CMBS Analytics, where applicable. Market conditions, such as interest rates, liquidity, trading activity and credit spreads may cause significant variability to the received quotes. If the Company is unable to obtain quotes or if the Company believes the quotes received are inaccurate, the Company would estimate fair value using internal models that primarily consider the Trepp’s CMBS Analytics, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions could result in a significant increase or decrease in the recorded amount of the securities. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in alternative valuations. If there are significant disruptions to the financial markets, the Company’s estimates of fair value may have significant volatility. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.
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
Accretion of discounts on the CMBS is recognized based on the effective yield method and is recorded in the accompanying condensed consolidated unaudited statements of operations in interest income on marketable securities. The effective yield on these CMBS is based on the projected cash flows from each security, which are estimated based on the Company’s observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. The Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore actual maturities of the securities may be shorter than stated contractual maturities.
Investment in Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures as of June 30, 2012 consists of the Company’s interest in six joint ventures that own 11 properties (the “Unconsolidated Joint Ventures”). The Company accounts for the Unconsolidated Joint Ventures using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions. The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the joint venture. If an event or change in circumstance has occurred, the Company is required to evaluate the joint venture for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in a joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions.  The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded related to the Unconsolidated Joint Ventures for the six months ended June 30, 2012 or 2011.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

Concentration of Credit Risk
As of June 30, 2012, the Company had cash on deposit, including restricted cash, in ten financial institutions, seven of which had deposits in excess of federally insured levels, totaling $31.4 million; however the Company has not experienced any losses in such accounts. The Company limits significant cash investments to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
No single tenant accounted for greater than 10% of the Company’s 2012 gross annualized rental revenues. Tenants in the restaurant and drugstore industries each comprised 10% of the Company’s 2012 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of June 30, 2012, 165 of the Company’s properties were located in Texas accounting for 16% of its 2012 gross annualized rental revenues.
Repurchase Agreements
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
New Accounting Pronouncements
In June 2011, the U.S. Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, which requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The Company elected to present two separate but consecutive statements herein.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

Cash and cash equivalents and restricted cash – The Company considers the carrying values of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization.
Mortgage notes receivable – The fair value is estimated by discounting the expected cash flows on the notes at rates at which management believes similar loans would be made as of June 30, 2012 and December 31, 2011. The estimated fair value of these notes was $72.6 million and $69.0 million as of June 30, 2012 and December 31, 2011, respectively, as compared to the carrying value of $64.8 million and $64.7 million as of June 30, 2012 and December 31, 2011, respectively. The fair value of the Company’s mortgage notes receivable is estimated using Level 2 inputs.
Notes payable and other borrowings – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of June 30, 2012 and December 31, 2011. The estimated fair value of the notes payable and other borrowings was $2.7 billion and $2.4 billion as of June 30, 2012 and December 31, 2011, respectively, as compared to the carrying value of $2.9 billion and $2.4 billion as of June 30, 2012 and December 31, 2011, respectively. The fair value of the Company’s notes payable and other borrowings is estimated using Level 2 inputs.
Marketable securities – The Company’s marketable securities are carried at fair value and are valued using Level 3 inputs. The Company used estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such securities for similar CMBS tranches that actively participate in the CMBS market and industry benchmarks, such as Trepp’s CMBS Analytics. As of June 30, 2012 and December 31, 2011, no marketable securities were valued using internal models.
Derivative Instruments – The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Earnout Agreements – The Company has acquired certain properties subject to earnout provisions obligating the Company to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at each property. Earnout payments are based on a predetermined formula and have set time periods regarding the obligation to make the payment as set forth in the respective purchase and sale agreement. If, at the end of the respective time period, certain space has not been leased and occupied, the Company will have no further obligation under the applicable earnout provision. The earnouts are carried at fair value and are valued using Level 3 inputs, including estimated timing and probability of leasing the vacant space, as there is no public market for this item and thus Level 1 and Level 2 inputs are unavailable for an item of this nature. Any changes to the estimated fair value are reflected in the income statement. The estimated fair value of these agreements totaled $8.0 million and $5.5 million as of June 30, 2012 and December 31, 2011, respectively, and is included in the accompanying condensed consolidated unaudited balance sheets in accounts payable and accrued expenses. During the six months ended June 30, 2012, the Company purchased properties subject to earnout provisions obligating the Company to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the respective property with an estimated fair value of $2.2 million. In addition, during the six months ended June 30, 2012, the Company increased the fair value of the outstanding earnout agreements by $330,000, which is recorded in the accompanying condensed consolidated unaudited statements of operations in acquisition related expenses.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2012, there have been no transfers of financial assets or liabilities between levels.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$274,761	$—	$—	$274,761
Liabilities:
Interest rate swaps	$(31,769)	$—	$(31,769)	$—
Earnout agreements	(7,991)	—	—	(7,991)
Total liabilities	$(39,760)	$—	$(31,769)	$(7,991)

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$114,129	$—	$—	$114,129
Liabilities:
Interest rate swaps	$(26,092)	$—	$(26,092)	$—
Earnout agreements	(5,519)	—	—	(5,519)
Total liabilities	$(31,611)	$—	$(26,092)	$(5,519)
The following table shows a reconciliation of the change in fair value of marketable securities for the six months ended June 30, 2012 (in thousands). The Company did not own any marketable securities during the six months ended June 30, 2011.

Six Months Ended
June 30, 2012
Balance at beginning of period	$114,129
Total losses
Unrealized loss included in other comprehensive income, net	(1,311)
Purchases, issuances, settlements, sales and accretion
Purchases	161,065
Issuances	—
Settlements	—
Accretion included in earnings, net	878
Balance at end of period	$274,761
NOTE 4 — REAL ESTATE ACQUISITIONS
2012 Property Acquisitions
During the six months ended June 30, 2012, the Company acquired interests in 245 commercial properties for an aggregate purchase price of $1.1 billion (the “2012 Acquisitions”). The Company purchased the 2012 Acquisitions with net proceeds from the Follow-on Offering and the DRIP Offering and through the issuance or assumption of mortgage notes. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

June 30, 2012
Land	$255,281
Building and improvements	687,062
Acquired in-place leases	141,665
Acquired above-market leases	17,829
Acquired below-market leases	(20,833)
Total purchase price	$1,081,004
The Company recorded revenue for the three and six months ended June 30, 2012 of $17.6 million and $19.9 million, respectively, and a net loss for the three and six months ended June 30, 2012 of $9.4 million and $19.5 million, respectively, related to the 2012 Acquisitions.
The following information summarizes selected financial information of the Company, as if all of the 2012 Acquisitions were completed on January 1, 2011 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and six months ended June 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pro forma basis (unaudited):
Revenue	$147,308	$104,039	$291,890	$197,963
Net income	$42,836	$19,442	$102,747	$17,991
The unaudited pro forma information for the three and six months ended June 30, 2012 was adjusted to exclude $16.6 million and $27.5 million, respectively, of acquisition costs recorded during the current period related to the 2012 Acquisitions. These costs were recognized in the unaudited pro forma information for the six months ended June 30, 2011. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2011, nor does it purport to represent the results of future operations.
2012 Investments in Unconsolidated Joint Ventures
During the six months ended June 30, 2012, the Company acquired a $36.1 million interest in an unconsolidated joint venture arrangement. In addition, the Company acquired a $27.7 million financial interest in one of the Consolidated Joint Ventures, whose only assets are interests in three of the Unconsolidated Joint Ventures.
In connection with the acquired interests in the unconsolidated joint venture arrangements discussed above, one of the Unconsolidated Joint Ventures borrowed $17.6 million (the “Advance Note”) from one of the Consolidated Joint Ventures and fully repaid the Advance Note during the six months ended June 30, 2012. The Advance Note had a variable interest rate equal to the one-month LIBOR plus 225 basis points. During the six months ended June 30, 2012, the Company recorded $107,000 of interest income on the Advance Note. No financing coordination fees were incurred in connection with the Advance Note.
2011 Property Acquisitions
During the six months ended June 30, 2011, the Company acquired interests in 93 commercial properties, including a property held in one of the Consolidated Joint Ventures, for an aggregate purchase price of $832.0 million (the “2011 Acquisitions”). The Company purchased the 2011 Acquisitions with net proceeds from the Offerings and through the issuance or assumption of mortgage notes. The Company allocated the purchase price of the 2011 Acquisitions to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

June 30, 2011
Land	$160,656
Building and improvements	574,254
Acquired in-place leases	82,234
Acquired above-market leases	23,029
Acquired below-market leases	(8,596)
Fair value adjustment of assumed notes payable	438
Total purchase price	$832,015
The Company recorded revenue for the three and six months ended June 30, 2011 of $12.0 million and $14.0 million, respectively, and a net loss for the three and six months ended June 30, 2011 of $7.7 million and $14.8 million, respectively, related to the 2011 Acquisitions.
2011 Investments in Development Projects
During the six months ended June 30, 2011, the Company acquired a completed development project for an aggregate purchase price of $5.9 million through the repayment of a construction loan facility and the purchase of the joint venture partner’s noncontrolling interest. This purchase is included in the 2011 Acquisitions. The Company also acquired a controlling financial interest in one of the Consolidated Joint Ventures, which purchased a land parcel for $1.0 million, for development of a single tenant commercial store (the “Marana Joint Venture”), during the six months ended June 30, 2011. Upon completion of the building, the Company is obligated to purchase the property from the joint venture subject to certain criteria being met, as discussed in Note 11. The construction is funded by a construction loan facility of $5.2 million.
2011 Investments in Unconsolidated Joint Ventures
During the six months ended June 30, 2011, the Company acquired an interest in a joint venture arrangement for $7.7 million.
NOTE 5 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE
As of June 30, 2012, the Company owned two mortgage notes receivable, each of which is secured by an office building. As of June 30, 2012 and December 31, 2011, the mortgage notes balance was $64.8 million and $64.7 million, respectively. As of June 30, 2012, the balance consisted of the outstanding face amount of the mortgage notes of $73.3 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $2.2 million. As of December 31, 2011, the balance consisted of the outstanding face amount of the mortgage notes of $73.7 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $1.7 million. The discount is accreted and acquisition costs are amortized over the terms of each respective mortgage note using the effective interest rate method. The mortgage notes have a fixed interest rate of 5.93% per annum and mature on October 1, 2018. Interest and principal payments are due each month until October 1, 2018. There were no amounts past due as of June 30, 2012.
The Company evaluates the collectability of both interest and principal on each mortgage note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as underlying collateral and payment history. No impairment losses were recorded related to mortgage notes receivable for the six months ended June 30, 2012 or 2011. In addition, no allowances for un-collectability were recorded related to mortgage notes receivable as of June 30, 2012 or December 31, 2011.
NOTE 6 — INVESTMENT IN MARKETABLE SECURITIES
As of June 30, 2012, the Company owned 28 CMBS, with an estimated aggregate fair value of $274.8 million. As of December 31, 2011, the Company owned 11 CMBS, with an estimated aggregate fair value of $114.1 million. As of June 30, 2012, certain of these securities were pledged as collateral under repurchase agreements (the “Repurchase Agreements”), as discussed in Note 9 to these condensed consolidated unaudited financial statements. The following table provides the activity for the CMBS during the six months ended June 30, 2012 (in thousands):

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

	Amortized Cost Basis	Unrealized Gain (Loss)	Fair Value
Marketable securities as of December 31, 2011	$112,794	$1,335	$114,129
Face value of marketable securities acquired	241,570	—	241,570
Discounts on purchase of marketable securities, net of acquisition costs	(80,505)	—	(80,505)
Net accretion on marketable securities	878	—	878
Decrease in fair value of marketable securities	—	(1,311)	(1,311)
Marketable securities as of June 30, 2012	$274,737	$24	$274,761
The following table shows the fair value and gross unrealized gains of the Company’s CMBS and the holding period as of June 30, 2012 (in thousands):

	Holding Period of Gross Unrealized Gains (Losses) of Marketable Securities
	Less than 12 months			12 Months or More			Total
Description of Securities	Fair Value	Unrealized Gains	Unrealized (Losses)	Fair Value	Unrealized Gains	Unrealized (Losses)	Fair Value	Unrealized Gains	Unrealized (Losses)
CMBS	$274,761	$11,058	$(11,034)	$—	$—	$—	$274,761	$11,058	$(11,034)
As of June 30, 2012, all CMBS had been owned less than 12 months and the unrealized losses of $11.0 million, which include $2.9 million that have been in a continuous loss position, were deemed to be a temporary impairment based upon the following: (1) the Company having no intent to sell these securities, (2) it is more likely than not that the Company will not be required to sell the securities before recovery and (3) the Company’s expectation to recover the entire amortized cost basis of these securities. The Company determined that the unrealized losses of $11.0 million resulted from volatility in interest rates and credit spreads and other qualitative factors relating to macro-credit conditions in the mortgage market. Additionally, as of June 30, 2012, the Company had determined that the subordinate CMBS tranches below the Company’s CMBS investment adequately protected the Company’s ability to recover its investment and that the Company’s estimates of anticipated future cash flows from the CMBS investment had not been adversely impacted by any deterioration in the creditworthiness of the specific CMBS issuers.
The scheduled maturity of the Company’s CMBS as of June 30, 2012 is as follows (in thousands):

	Available-for-sale
	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	274,737	274,761
Due after ten years	—	—
	$274,737	$274,761
Actual maturities of marketable securities can differ from contractual maturities because borrowers may have the right to prepay their respective loan balances at any time. In addition, factors such as prepayments and interest rates may affect the yields on the marketable securities.
NOTE 7 — DISCONTINUED OPERATIONS
On March 9, 2012, the Company sold 12 properties for a gross sales price of $69.4 million. The transaction resulted in net cash proceeds of $68.4 million to the Company and a gain of $14.8 million. In connection with this sale, $216,000 of receivables related to straight-line rental revenue were written off as a reduction to the gain. No revenues were recorded for the properties during the three months ended June 30, 2012. The properties’ revenues for the six months ended June 30, 2012 were $900,000. The properties’ revenues for the three and six months ended June 30, 2011 were $1.2 million and $2.4 million, respectively. The properties’ results have been presented as discontinued operations on the Company’s condensed consolidated unaudited statement of operations for all periods presented. Subsequent to the sale of the properties, the Company has no continuing involvement with the properties.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

As of the sale date, March 9, 2012, the major classes of assets of the properties that were disposed of in connection with the sale include net total investment in real estate assets of $53.7 million and rents and tenant receivables of $216,000. There were no significant liabilities associated with these properties.
NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the notional amount and fair value of the Company’s executed swap agreements designated as hedging instruments (in thousands):

		Aggregate Outstanding				Fair Value of Liabilities
	Balance Sheet Location	Notional Amount	Interest Rates (1)	Effective Dates	Maturity Dates	June 30, 2012	December 31, 2011
Interest Rate Swaps	Derivative liabilities, deferred rent and other liabilities	$854,327	3.15% to 6.83%	9/8/2009 to 7/5/2012	8/29/2012 to 4/1/2021	$(31,769)	$(26,092)
_______________

(1)	The interest rates consist of the underlying index effectively swapped to a fixed rate and the applicable interest rate spread.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 to these condensed consolidated unaudited financial statements. The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate notes payable. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income or loss.
The following table summarizes the unrealized gains and losses on the Company’s derivative instruments and hedging activities (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Interest Rate Swaps (1)	$(4,835)	$(8,068)	$(5,677)	$(5,907)
________________

(1)
There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the six months ended June 30, 2012 or 2011. No previously effective portions of losses that were recorded in accumulated other comprehensive loss during the term of the hedging relationship were reclassified into earnings during the six months ended June 30, 2012 or 2011.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of both June 30, 2012 and 2011, there were no termination events or events of default related to the interest rate swaps.
NOTE 9 — NOTES PAYABLE AND OTHER BORROWINGS
As of June 30, 2012, the Company and the Consolidated Joint Ventures had $2.9 billion of debt outstanding, with a weighted average years to maturity of 5.4 years and weighted average interest rate of 4.4%. The following table summarizes the debt activity during the six months ended and as of June 30, 2012 (in thousands).

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

		During the Six Months Ended June 30, 2012
	Balance as of December 31, 2011	Debt Issuance and Assumptions	Repayments	Other (1)	Balance as of June 30, 2012
Fixed rate debt	$1,560,068	$454,542	$(1,201)	$79,062	$2,092,471
Variable rate debt	132,143	27,957	—	(79,000)	81,100
Construction facilities	4,614	8,885	—	—	13,499
Credit facility	647,750	492,000	(509,000)	—	630,750
Repurchase agreements	29,409	63,765	—	—	93,174
Total(2)	$2,373,984	$1,047,149	$(510,201)	$62	$2,910,994
________________

(1)
Represents fair value adjustment of assumed mortgage notes payable, net of amortization, of $62,000. In addition, $79.0 million of variable rate debt outstanding as of December 31, 2011 was effectively fixed through the use of an interest rate swap with an effective date of June 29, 2012.

(2)
The table above does not include loan amounts associated with certain unconsolidated joint venture arrangements of $171.2 million, of which $10.2 million is recourse to CCPT III OP. These loans mature on various dates ranging from November 2015 to July 2021.

As of June 30, 2012, the fixed rate debt includes $548.2 million of variable rate debt effectively fixed through the use of interest rate swaps. In addition, the fixed rate debt includes mortgage notes assumed with an aggregate face amount of $40.7 million and an aggregate fair value of $39.4 million at the date of assumption. The fixed rate debt has interest rates ranging from 3.99% to 6.83% per annum. The variable rate debt has variable interest rates ranging from LIBOR plus 225 basis points to 275 basis points per annum. In addition, the construction facilities have interest rates ranging from LIBOR plus 235 basis points to 300 basis points per annum, with certain debt containing LIBOR floors. The debt outstanding matures on various dates from August 2012 through July 2022. The aggregate balance of gross real estate and related assets, net of gross intangible lease liabilities, securing the fixed and variable rate debt outstanding was $4.1 million as of June 30, 2012. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed.
As of June 30, 2012, the Company had $217.3 million available under a senior unsecured credit facility (the “Credit Facility”) based on the underlying collateral pool of $1.4 billion. The Credit Facility provides borrowings up to $857.5 million, which includes a $278.75 million term loan (the “Term Loan”) and up to $578.75 million in revolving loans (the “Revolving Loans”). The Credit Facility may be increased to a maximum of $950.0 million. Depending upon the type of loan specified and overall leverage ratio, the Revolving Loans bear interest at either LIBOR plus an interest rate spread ranging from 2.25% to 3.00% or a base rate plus an interest rate spread ranging from 1.25% to 2.00%. The base rate is greater of (1) LIBOR plus 1.00%, (2) Bank of America N.A.’s Prime Rate or (3) the Federal Funds Rate plus 0.50%. During the year ended December 31, 2011, the Company executed two swap agreements associated with the Term Loan, which had the effect of fixing the variable interest rates per annum through the maturity date of the respective loan at 3.45% and 3.15%, respectively. The Revolving Loans and Term Loan had a combined weighted average interest rate of 2.92% as of June 30, 2012.
The Repurchase Agreements have interest rates ranging from 1.67% to 2.22% and mature on various dates from July 2012 through November 2012. Upon maturity, the Company may elect to renew the Repurchase Agreements for a period of 90 days until the CMBS mature. The CMBS have a weighted average remaining term of 9.1 years. Under the Repurchase Agreements, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of the pledged assets would require the Company to provide additional collateral to fund margin calls. As of June 30, 2012, the securities held as collateral had a fair value of $214.6 million and an amortized cost of $212.9 million. There was no cash collateral held by the counterparty as of June 30, 2012. The Repurchase Agreements are being accounted for as secured borrowings because the Company maintains effective control of the financed assets. The Repurchase Agreements are non-recourse to the Company and CCPT III OP.
The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions. These agreements also include usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility and such notes payable as of June 30, 2012.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$25,297	$16,128
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$24,000	$4,863
Common stock issued through distribution reinvestment plan	$80,506	$49,589
Net unrealized loss on interest rate swaps	$(5,677)	$(5,907)
Unrealized loss on marketable securities	$(1,311)	$—
Accrued other offering costs	$—	$277
Accrued deferred financing costs	$—	$86
Accrued construction and capital expenditures	$3,937	$59
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest of $65 and $1, respectively	$53,622	$29,601

NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Purchase Commitments
As of June 30, 2012, the Company had entered into agreements with unaffiliated third-party sellers to purchase a 100% interest in five retail properties, subject to meeting certain criteria, for an aggregate purchase price of $130.5 million, exclusive of closing costs. As of June 30, 2012, the Company had $4.7 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, all of which will be forfeited if the transactions are not completed under certain circumstances. These deposits are included in the accompanying June 30, 2012 condensed consolidated unaudited balance sheet in property escrow deposits, prepaid expenses and other assets. As of August 9, 2012, none of these escrow deposits had been forfeited.
In addition, during the six months ended June 30, 2012, a purchase agreement was terminated and the seller paid the Company a breakage fee and reimbursed the Company for certain underwriting expenses paid. The Company recorded these proceeds, net of underwriting expenses and advisor reimbursements, of $2.7 million as other income. The Company reimbursed CR III Advisors and its affiliates for $256,000 of costs related to this transaction.
As of June 30, 2012, the Company owned two land parcels, upon which office buildings are being developed. Based on budgeted construction costs, the cost to complete the facilities is estimated to be $57.8 million in aggregate. The construction will be funded by two construction loan facilities totaling $42.6 million. As of June 30, 2012, $8.3 million was outstanding under these construction facilities. The Company will also be obligated to purchase the Marana Joint Venture for an expected purchase price of $7.7 million, subject to certain criteria being met, including the completion of the building. Additionally, the Company had properties subject to earnout provisions obligating it to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the properties, as discussed in Note 3 to these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company owns certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the respective property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. In addition, the Company carries environmental liability insurance on its properties that provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company does not believe that the environmental matters identified at such properties is reasonably possible to have a material effect on its results of operations, financial condition or liquidity, nor is it aware of any environmental matters at other properties which it believes is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
NOTE 12 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to CR III Advisors or its affiliates in connection with the Offerings, and has incurred and will continue to incur commissions, fees and expenses in connection with the acquisition, management and sale of the assets of the Company.
Offerings
In connection with the Initial Offering and Follow-on Offering, Cole Capital Corporation (“Cole Capital”), the Company’s dealer manager, which is affiliated with our advisor, received a selling commission of up to 7.0% of gross offering proceeds, before reallowance of commissions earned by participating broker-dealers. Cole Capital reallowed 100% of selling commissions earned to participating broker-dealers. In addition, Cole Capital received 2.0% of gross offering proceeds, before reallowance to participating broker-dealers, as a dealer manager fee in connection with the Initial Offering and Follow-on Offering. Cole Capital, in its sole discretion, reallowed a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer manager fees were paid to Cole Capital or any other broker-dealers with respect to shares sold under the Company’s DRIP.
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer manager fee) were paid by CR III Advisors or its affiliates and were reimbursed by the Company up to 1.5% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation.
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CR III Advisors and its affiliates related to the services described above during the periods indicated (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Offering:
Selling commissions	$3,190	$18,308	$56,264	$37,707
Selling commissions reallowed by Cole Capital	$3,190	$18,308	$56,264	$37,707
Dealer manager fee	$946	$5,307	$16,662	$10,947
Dealer manager fee reallowed by Cole Capital	$457	$2,720	$8,446	$5,595
Other organization and offering expenses	$711	$3,983	$13,188	$8,228
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

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

The Company paid, and expects to continue to pay, CR III Advisors a monthly asset management fee of 0.0417%, which is one-twelfth of 0.5%, of the Company’s average invested assets for that month (the “Asset Management Fee”). The Company will reimburse costs and expenses incurred by CR III Advisors in providing asset management services.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Acquisitions and Operations:
Acquisition fees and expenses	$19,108	$11,105	$30,096	$18,147
Asset management fees and expenses	$7,970	$4,529	$15,035	$8,557
Property management and leasing fees and expenses	$3,473	$2,125	$7,081	$4,074
Operating expenses	$938	$518	$1,884	$1,081
Financing coordination fees	$4,108	$4,876	$5,809	$6,357

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

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
During the six months ended June 30, 2012 and 2011, no commissions or fees were incurred for services provided by CR III Advisors and its affiliates related to the services described above.
Due to Affiliates
As of June 30, 2012, $4.5 million had been incurred primarily for operating and acquisition expenses, by CR III Advisors and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited balance sheets. As of December 31, 2011, $4.8 million had been incurred primarily for other organization and offering, operating and acquisition expenses, by CR III Advisors and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited balance sheets.
NOTE 13 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged or will engage CR III Advisors and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon CR III Advisors and its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 14 — SUBSEQUENT EVENTS
Issuance of Shares of Common Stock in the DRIP Offering
The Company continues to issue shares of common stock under the DRIP Offering. As of August 9, 2012, the Company had issued, approximately $6.2 million shares pursuant to the DRIP Offering, resulting in gross proceeds to the Company of $58.9 million.
Redemption of Shares of Common Stock
Subsequent to June 30, 2012, the Company redeemed approximately 2.2 million shares for $22.0 million at an average price per share of $9.83.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

Investment in Real Estate and Related Assets
Subsequent to June 30, 2012, the Company acquired a 100% interest in 7 commercial real estate properties for an aggregate purchase price of $107.7 million. The acquisitions were funded with net proceeds of the Follow-on Offering and the DRIP Offering. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 to these condensed consolidated unaudited financial statements for these properties. Acquisition related expenses totaling $2.4 million were expensed as incurred. In addition, the Company purchased four CMBS securities with an aggregate face value of $28.0 million for an aggregate price of $21.9 million.
Notes Payable and Other Borrowings
Subsequent to June 30, 2012, the Company entered into loan agreements totaling $27.7 million secured by commercial properties with an aggregate purchase price of $46.2 million. In addition, the Company entered into a repurchase agreement for $10.2 million that held securities as collateral with a purchase price of $21.9 million. As of August 9, 2012, the Company had $18.1 million outstanding under the construction facilities and $562.8 million outstanding under the Credit Facility.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust III, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property acquisition indebtedness and acquisition and operating expenses. Rental and other property income accounted for 87% and 92% of total revenue during the three months ended June 30, 2012 and 2011, respectively, and 88% and 92% of total revenue during the six months ended June 30, 2012 and 2011, respectively. As 99% of our rentable square feet was under lease as of June 30, 2012, with a weighted average remaining lease term of 11.4 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of June 30, 2012, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 44%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with future property acquisitions or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
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
The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and the first half of 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of June 30, 2012, 99% of our rentable square feet was under lease. However, if the recent improvements in economic conditions do not continue, we may experience significant vacancies or be required to reduce rental rates on occupied space. If we do experience significant vacancies, our advisor will actively seek to lease our vacant space; however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced. In addition, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property may increase as a result.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets, including the Consolidated Joint Ventures, as of June 30, 2012 and 2011.

	June 30,
	2012	2011
Number of commercial properties (1)	926	542
Approximate rentable square feet (2)	39.9 million	23.6 million
Percentage of rentable square feet leased	99%	99%
________________

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.

(2)	Including square feet of the buildings on land that are subject to ground leases.
The following table summarizes our real estate investment activity, including the Consolidated Joint Ventures, during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Commercial properties acquired (1)	192	70	245	93
Approximate purchase price of acquired properties	$662.4 million	$502.1 million	$1.1 billion	$832.0 million
Approximate rentable square feet (2)	6.0 million	3.5 million	7.3 million	5.9 million
________________

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.

(2)	Including square feet of the buildings on land that are subject to ground leases.
As shown in the tables above, we and our Consolidated Joint Ventures owned 926 commercial properties as of June 30, 2012, compared to 542 commercial properties as of June 30, 2011. Accordingly, our results of operations for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, reflect significant increases in most categories.
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
Revenue. Revenue increased $62.0 million, or 77%, to $142.2 million for the three months ended June 30, 2012, compared to $80.2 million for the three months ended June 30, 2011. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 87% and 92% of total revenues during the three months ended June 30, 2012 and 2011, respectively.
Rental and other property income increased $49.9 million, or 68%, to $123.8 million for the three months ended June 30, 2012, compared to $73.9 million for the three months ended June 30, 2011. The increase was primarily due to the acquisition of 384 rental income-producing properties subsequent to June 30, 2011. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $12.0 million of tenant reimbursement income during the three months ended June 30, 2012, compared to $4.9 million during the three months ended June 30, 2011.
Interest income on mortgage notes receivable increased $114,000, or 8%, to $1.5 million for the three months ended June 30, 2012, compared to $1.4 million for the three months ended June 30, 2011. The increase was due to the interest income earned on the Advance Note during the three months ended June 30, 2012, as discussed in Note 4 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.
In addition, we recorded interest income on marketable securities of $5.0 million for the three months ended June 30, 2012. During the three months ended June 30, 2011, we did not own any marketable securities.
General and Administrative Expenses. General and administrative expenses increased $2.6 million, or 124%, to $4.7 million for the three months ended June 30, 2012, compared to $2.1 million for the three months ended June 30, 2011. The increase was primarily due to increased trustee fees and operating expense reimbursements as a result of an increase in the number of stockholders of record and the acquisition of 384 rental income-producing properties subsequent to June 30, 2011, combined with an increase in state franchise and income taxes for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The primary general and administrative expense items are trustee fees, state franchise and income taxes, operating expense reimbursements to our advisor, unused credit facility fees and legal and accounting fees.

Property Operating Expenses. Property operating expenses increased $7.4 million, or 135%, to $12.9 million for the three months ended June 30, 2012, compared to $5.5 million for the three months ended June 30, 2011. The increase was primarily due to increased property taxes, repairs and maintenance and insurance expenses relating to the acquisition of 384 rental income-producing properties subsequent to June 30, 2011. In addition, the increase was due to the ownership of more properties during the three months ended June 30, 2012 than in the three months ended June 30, 2011, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.
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
Property and asset management expenses increased $5.1 million, or 76%, to $11.8 million for the three months ended June 30, 2012, compared to $6.7 million for the three months ended June 30, 2011. Property management fees increased $1.4 million, or 78%, to $3.2 million for the three months ended June 30, 2012 from $1.8 million for the three months ended June 30, 2011. The increase in property management fees was primarily due to an increase in cash receipts related to an increase in rental and other property income for the three months ended June 30, 2012, from the 384 properties acquired subsequent to June 30, 2011.
Asset management fees increased $3.5 million, or 80%, to $7.9 million for the three months ended June 30, 2012, from $4.4 million for the three months ended June 30, 2011. The increase in asset management fees was primarily due to an increase in the average invested assets to $6.3 billion for the three months ended June 30, 2012, from $3.6 billion for the three months ended June 30, 2011.
In addition, during the three months ended June 30, 2012, we recorded $640,000 related to reimbursement of expenses incurred by our advisor in performing property and asset management services, compared to $466,000 for the three months ended June 30, 2011. The increase was primarily due to additional expenses incurred by our advisor related to management of 384 additional rental income-producing properties acquired subsequent to June 30, 2011.
Acquisition Related Expenses. Acquisition related expenses increased $3.3 million, or 23%, to $17.4 million for the three months ended June 30, 2012, compared to $14.1 million for the three months ended June 30, 2011. The increase is due to acquisition related expenses incurred in connection with the purchase of 192 commercial properties, for an aggregate purchase price of $662.4 million, during the three months ended June 30, 2012, compared to 70 commercial properties, for an aggregate purchase price of $502.1 million, during the three months ended June 30, 2011. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We also reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan other than for personnel costs for which our advisor receives acquisition fees.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $18.1 million, or 78%, to $41.3 million for the three months ended June 30, 2012, compared to $23.2 million for the three months ended June 30, 2011. The increase was primarily due to an increase in the average invested assets to $6.3 billion for the three months ended June 30, 2012, from $3.6 billion for the three months ended June 30, 2011.
Equity in Income of Unconsolidated Joint Ventures. Equity in income of Unconsolidated Joint Ventures increased $82,000, or 17%, to $552,000 for the three months ended June 30, 2012, compared to $470,000 for the three months ended June 30, 2011. The increase is primarily due to the acquisition of two of the Unconsolidated Joint Ventures during the three months ended June 30, 2012.
Other Income. Other income primarily consisted of non-recurring net proceeds of $664,000 received as a result of the sale and condemnation of two land parcels during the three months ended June 30, 2012. Other income also includes interest income.
Interest Expense. Interest expense increased $12.8 million, or 66%, to $32.3 million for the three months ended June 30, 2012, compared to $19.5 million during the three months ended June 30, 2011. The increase was primarily due to an increase in the average aggregate amount of notes payable and other borrowings outstanding to $2.5 billion during the three months ended June 30, 2012, from $1.4 billion for the three months ended June 30, 2011.

Income from Discontinued Operations. There was no income from discontinued operations for the three months ended June 30, 2012, compared to $793,000 for the three months ended June 30, 2011. The decrease was due to the sale of 12 properties on March 9, 2012, as compared to a full three months of operations for these properties during the three months ended June 30, 2011.
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Revenue. Revenue increased $115.3 million, or 77%, to $266.0 million for the six months ended June 30, 2012, compared to $150.7 million for the six months ended June 30, 2011. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 88% and 92% of total revenues during the six months ended June 30, 2012 and June 30, 2011, respectively.
Rental and other property income increased $95.0 million, or 69%, to $233.3 million for the six months ended June 30, 2012, compared to $138.3 million for the six months ended June 30, 2011. The increase was primarily due to the acquisition of 384 rental income-producing properties subsequent to June 30, 2011. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $22.4 million of tenant reimbursement income during the six months ended June 30, 2012, compared to $9.7 million during the six months ended June 30, 2011.
Interest income on mortgage notes receivable increased $144,000, or 5%, to $2.8 million for the six months ended June 30, 2012, compared to $2.7 million for the six months ended June 30, 2011. The increase was primarily due to the interest income earned on the Advance Note during the six months ended June 30, 2012, as discussed in Note 4 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.
In addition, we recorded interest income on marketable securities of $7.4 million for the six months ended June 30, 2012. During the six months ended June 30, 2011, we did not own any marketable securities.
General and Administrative Expenses. General and administrative expenses increased $4.6 million, or 112%, to $8.7 million for the six months ended June 30, 2012, compared to $4.1 million for the six months ended June 30, 2011. The increase was primarily due to increased trustee fees and operating expense reimbursements as a result of an increase in the number of stockholders of record and the acquisition of 384 rental income-producing properties subsequent to June 30, 2011 combined with an increase in state franchise and income taxes for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 . The primary general and administrative expense items are trustee fees, operating expense reimbursements to our advisor, state franchise and income taxes, legal and accounting fees and unused credit facility fees.
Property Operating Expenses. Property operating expenses increased $13.3 million or 124%, to $24.0 million for the six months ended June 30, 2012, compared to $10.7 million for the six months ended June 30, 2011. The increase was primarily due to increased property taxes, repairs and maintenance and insurance expenses relating to the acquisition of 384 rental income-producing properties subsequent to June 30, 2011. In addition, the increase was due to the ownership of more properties during the six months ended June 30, 2012 than in the six months ended June 30, 2011, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.
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
Property and asset management expenses increased $9.9 million, or 77%, to $22.7 million for the six months ended June 30, 2012, compared to $12.8 million for the six months ended June 30, 2011. Property management fees increased $2.7 million, or 79%, to $6.1 million for the six months ended June 30, 2012 from $3.4 million for the six months ended June 30, 2011. The increase in property management fees was primarily due to an increase in cash receipts related to an increase in rental and other property income for the six months ended June 30, 2012, from the 384 properties acquired subsequent to June 30, 2011.

Asset management fees increased $6.6 million, or 80%, to $14.9 million for the six months ended June 30, 2012, from $8.3 million for the six months ended June 30, 2011. The increase in asset management fees was primarily due to an increase in the average invested assets to $6.0 billion for the six months ended June 30, 2012, from $3.5 billion for the six months ended June 30, 2011.
In addition, during the six months ended June 30, 2012, we recorded $1.7 million related to reimbursement of expenses incurred by our advisor in performing property and asset management services, compared to $1.1 million for the six months ended June 30, 2011. The increase was primarily due to expenses incurred by our advisor related to management of 384 additional rental income-producing properties acquired subsequent to June 30, 2011.
Acquisition Related Expenses. Acquisition related expenses increased $10.1 million, or 44%, to $32.8 million for the six months ended June 30, 2012, compared to $22.7 million for the six months ended June 30, 2011. The increase is due to acquisition related expenses incurred in connection with the purchase of 245 commercial properties, for an aggregate purchase price of $1.1 billion, during the six months ended June 30, 2012, compared to 93 commercial properties, for an aggregate purchase price of $832.0 million, during the six months ended June 30, 2011. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We also reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan, other than for personnel costs for which our advisor receives acquisition fees. In addition, the average acquisition expenses incurred per transaction was greater due to the type of assets acquired during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $34.4 million, or 80%, to $77.6 million for the six months ended June 30, 2012, compared to $43.2 million for the six months ended June 30, 2011. The increase was primarily due to an increase in the average invested assets to $6.0 billion for the six months ended June 30, 2012, from $3.5 billion for the six months ended June 30, 2011.
Equity in Income of Unconsolidated Joint Ventures. Equity in income of Unconsolidated Joint Ventures increased $109,000, or 14%, to $886,000 for the six months ended June 30, 2012, compared to $777,000 for the six months ended June 30, 2011. The increase is primarily due to the acquisition of four of the Unconsolidated Joint Ventures during the six months ended June 30, 2012.
Other Income. Other income primarily consisted of non-recurring net proceeds of $2.7 million received as a result of a seller terminating a purchase agreement during the six months ended June 30, 2012, as discussed in Note 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. In addition, we received net proceeds of $664,000 as a result of the sale and condemnation of two land parcels during the six months ended June 30, 2012. Other income also includes interest income.
Interest Expense. Interest expense increased $26.8 million, or 77%, to $61.5 million for the six months ended June 30, 2012, compared to $34.7 million during the six months ended June 30, 2011. The increase was primarily due to an increase in the average aggregate amount of notes payable and other borrowings outstanding to $2.6 billion during the six months ended June 30, 2012, from $1.3 billion for the six months ended June 30, 2011, combined with a decrease in the weighted average interest rate to 4.40% for the six months ended June 30, 2012, compared to 4.95% for six months ended June 30, 2011.
Income from Discontinued Operations. Income from discontinued operations decreased $874,000, or 55%, to $712,000 for the six months ended June 30, 2012, compared to $1.6 million for the six months ended June 30, 2011. The decrease was primarily due to the sale of 12 properties on March 9, 2012, as compared to a full six months of operations for these properties during the six months ended June 30, 2011.
Gain on sale of real estate assets. During the six months ended June 30, 2012, we recorded a gain on the sale of 12 properties of $14.8 million. No similar transactions occurred during the six months ended June 30, 2011.

Funds From Operations and Modified Funds From Operations
Funds From Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and widely recognized by investors and analysts as one measure of operating performance of a real estate company. The FFO calculation excludes items such as real estate depreciation and amortization, gains and losses on the sale of real estate assets and impairments of depreciable property. Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the historical cost accounting method alone is insufficient. In addition, FFO excludes gains and losses from the sale of real estate and real estate impairment charges on depreciable real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs. We compute FFO in accordance with NAREIT’s definition.
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
Our calculation of FFO and MFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, is presented in the table below for the three and six months ended June 30, 2012 and 2011 (in thousands). FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME ATTRIBUTABLE TO THE COMPANY	$23,223	$10,480	$59,160	$24,740
Depreciation of real estate assets	27,298	15,548	51,228	28,984
Amortization of lease related costs	13,996	7,632	26,360	14,264
Depreciation and amortization of real estate assets from discontinued operations	—	326	109	654
Depreciation and amortization of real estate assets in unconsolidated joint ventures	1,138	491	1,604	829
Gain on sale and condemnation of real estate assets	(664)	—	(15,445)	—
Funds from operations (FFO)	64,991	34,477	123,016	69,471
Acquisition related expenses	17,438	14,128	32,819	22,721
Modified funds from operations (MFFO)	$82,429	$48,605	$155,835	$92,192

Set forth below is additional information that may be helpful in assessing our operating results:

•
In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $8.2 million and $15.3 million during the three and six months ended June 30, 2012, respectively, and $6.1 million and $11.1 million during the three and six months ended and June 30, 2011, respectively. In addition, related to the Unconsolidated Joint Ventures, straight-line revenue of $78,000 and $102,000 for the three and six months ended June 30, 2012, respectively, and $8,000 and $12,000 for the three and six months ended and June 30, 2011, respectively is included in equity in income of unconsolidated joint ventures on the condensed consolidated unaudited statements of operations.

•
Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $3.4 million and $6.7 million during the three and six months ended June 30, 2012, respectively, and $1.7 million and $3.0 million during the three and six months ended and June 30, 2011, respectively. In addition, related to the Unconsolidated Joint Ventures, amortization of deferred financing costs of $57,000 and $71,000 for the three and six months ended June 30, 2012, respectively, and $16,000 and $27,000 for the three and six months ended June 30, 2011, respectively, is included in equity in income of unconsolidated joint ventures on the condensed consolidated unaudited statements of operations.

•
During the six months ended June 30, 2012, a purchase agreement was terminated and the seller paid us a breakage fee and reimbursed us for certain underwriting expenses paid. We recorded these proceeds, net of underwriting expenses and advisor reimbursements, of $2.7 million as other income.

Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001776144 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2012 and ending on September 30, 2012.
During the six months ended June 30, 2012 and 2011, we paid distributions of $140.7 million and $87.8 million, respectively, including $80.5 million and $49.6 million, respectively, through the issuance of shares pursuant to our DRIP. Our 2012 distributions were funded by net cash provided by operating activities of $112.7 million, or 80%, and proceeds from the issuance of common stock of $28.0 million, or 20%. Our 2011 distributions were funded by net cash provided by operating activities of $62.5 million, or 71%, proceeds from the issuance of common stock of $22.7 million, or 26%, return of capital from the Unconsolidated Joint Ventures of $452,000, or 1%, and borrowings of $2.1 million, or 2%. Net cash provided by operating activities for the six months ended June 30, 2012 and 2011, reflects a reduction for real estate acquisition related expenses incurred and expensed of $32.8 million and $22.7 million, respectively, in accordance with GAAP. As set forth in the “Estimated Use of Proceeds” section of the prospectus for the Follow-on Offering, we treat our real estate acquisition expenses as funded by proceeds from the offering of our shares, including proceeds from the DRIP Offering. Therefore, for consistency, proceeds from the issuance of common stock for the six months ended June 30, 2012 and 2011 have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities.
Share Redemptions
Our share redemption program provides that we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve months prior to the end of the fiscal quarter for which the redemptions are being paid (the “Trailing Twelve-month Cap”); provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the Trailing Twelve-month Cap. In addition, all redemptions, including those upon death or qualifying disability, are limited to those that can be funded with cumulative net proceeds from the sale of shares through our DRIP. The redemption price per share (other than shares pursuant to our DRIP) will depend on the price paid for the shares (until such time as our board of directors has determined a reasonable estimate of the value of our shares) and the length of time the stockholder has held such shares. The redemption price for shares purchased pursuant to our DRIP will be the amount paid for such shares or, after our board of directors has determined a reasonable estimate of the value of our shares, the most recent estimated value of each share. During the six months ended June 30, 2012 we received valid redemption requests relating to approximately 2.5 million shares, which we redeemed in full for $24.1 million (an average of $9.74 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Follow-on Offering. We have funded and intend to continue funding share redemptions with proceeds of our DRIP Offering. Subsequent to June 30, 2012, we redeemed approximately 2.2 million shares for a total of $22.0 million, or an average price per share of $9.83.

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
Liquidity and Capital Resources
General
As of June 30, 2012, we had cash and cash equivalents of $265.2 million and available borrowings of $217.3 million under our Credit Facility. Additionally, as of June 30, 2012, we had unencumbered properties with a gross book value of $2.1 billion, including $1.4 billion of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to our Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under our Credit Facility.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through cash flows provided by operations and proceeds from the DRIP Offering. Operating cash flows are expected to increase as additional properties are added to our portfolio. As of June 30, 2012, we and one of the Consolidated Joint Ventures had a total of $66.0 million of fixed rate debt and construction facilities maturing within the next 12 months. In addition, we have repurchase agreements of $93.2 million maturing within the next 12 months that we may elect to renew for periods of 90 days until the respective CMBS mature. The CMBS have a weighed average remaining term of 9.1 years. If we are unable to extend, finance, or refinance the amounts maturing, we expect to pay down any remaining amounts through a combination of the use of available cash, cash provided by property operations, available borrowings on our Credit Facility, borrowings on our unencumbered properties and/or proceeds from our DRIP Offering. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions as necessary, including the proceeds from the DRIP Offering, borrowing on the Credit Facility and/or future borrowings on our unencumbered assets. During the six months ended June 30, 2012, we funded distributions to our stockholders with cash flows from operations and proceeds from the issuance of common stock as discussed above in the section captioned “Distributions.” The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios, and leverage ratios. These covenants may limit our ability to incur additional debt and make borrowings on the Credit Facility.
As of June 30, 2012, we had issued approximately 482.8 million shares of our common stock in the Offerings resulting in gross proceeds of $4.8 billion. As of June 30, 2012, we had redeemed a total of approximately 8.0 million shares of common stock for a cost of $77.9 million, at an average price per share of $9.70.

As of June 30, 2012, we and the Consolidated Joint Ventures had $2.9 billion of debt outstanding. See Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Additionally, the ratio of debt to gross real estate and related assets net of gross intangible lease liabilities, as of June 30, 2012, was 44% and the weighted average years to maturity was 5.4 years.
Our contractual obligations as of June 30, 2012, were as follows (in thousands):

	Payments due by period (1) (2) (3)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years (9)
Principal payments - fixed rate debt(4)	$2,093,471	$55,574	$98,863	$493,073	$1,445,961
Interest payments - fixed rate debt	717,491	103,074	204,927	165,698	243,792
Principal payments - variable rate debt	81,100	—	41,825	11,875	27,400
Interest payments - variable rate debt(5)	8,920	2,372	4,241	2,227	80
Principal payments - construction facilities(6)	13,499	10,116	3,383	—	—
Interest payments - construction facilities	280	239	41	—	—
Principal payments - credit facility	630,750	—	630,750	—	—
Interest payments - credit facility(7)	36,449	18,149	18,300	—	—
Principal payments - repurchase agreements(8)	93,174	93,174	—	—	—
Interest payments - repurchase agreements	305	305	—	—	—
Total	$3,675,439	$283,003	$1,002,330	$672,873	$1,717,233
_______________

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of June 30, 2012, we had $548.2 million of variable rate debt effectively fixed through the use of interest rate swaps. We used the rates effectively fixed under our swap agreements to calculate the debt payment obligations in future periods.

(3)
The table above does not include loan amounts associated with certain unconsolidated joint venture arrangements of $171.2 million, of which $10.2 million is recourse to CCPT III OP. These loans mature on various dates ranging from November 2015 to July 2021.

(4)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties and our Consolidated Joint Ventures. As of June 30, 2012, the fair value adjustment, net of amortization, of mortgage notes assumed was $1.0 million.

(5)	Rates ranging from 2.50% to 3.00% were used to calculate the variable debt payment obligations in future periods. These were the rates effective as of June 30, 2012.

(6)	The construction facilities have an aggregate commitment, if fully funded, of $47.8 million related to our development projects.

(7)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the respective interest rates of 3.45% and 3.15%, which are the rates effectively fixed under the respective executed swap agreements that had the effect of fixing the variable interest rates per annum through the maturity date of June 2014.

(8)	We may elect to renew the terms under the Repurchase Agreements for periods of 90 days until the respective CMBS, which are held as collateral, mature.

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

As of June 30, 2012, we had entered into agreements with unaffiliated third-party sellers to purchase a 100% interest in five retail properties, subject to meeting certain criteria, for an aggregate purchase price of $130.5 million, exclusive of closing costs. As of June 30, 2012 we had $4.7 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, all of which will be forfeited if the transactions are not completed under certain circumstances. As of August 9, 2012, none of these escrow deposits had been forfeited.
In addition, we will be obligated to purchase the Marana Joint Venture for an expected purchase price of $7.7 million, subject to certain criteria being met, including the completion of the building. We also own properties subject to earnout provisions obligating us to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the properties. Assuming all the conditions are satisfied, we estimate that we would be obligated to pay $8.0 million in accordance with the purchase agreements.
As of June 30, 2012, the Company also owned two land parcels, upon which office buildings are being developed. Based on budgeted construction costs, the cost to complete the facilities is estimated to be $57.8 million in aggregate. The construction will be funded by two construction loan facilities totaling $42.6 million. As of June 30, 2012, $8.3 million was outstanding under these construction facilities.
Cash Flow Analysis
Operating Activities. During the six months ended June 30, 2012, net cash provided by operating activities increased $50.2 million, or 80%, to $112.7 million, compared to $62.5 million for the six months ended June 30, 2011. The change was primarily due to increases in net income of $34.0 million and depreciation and amortization expenses totaling $38.6 million, partially offset by the gain on sale and condemnation of real estate assets of $15.4 million for the six months ended June 30, 2012. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $387.4 million, or 46%, to $1.2 billion for the six months ended June 30, 2012 compared to $841.3 million for the six months ended June 30, 2011. The increase is primarily due to the acquisition of 245 commercial properties for an aggregate purchase price of $1.1 billion during the six months ended June 30, 2012, compared to 93 commercial properties for an aggregate purchase price of $832.0 million for the six months ended June 30, 2011 combined with an increase in investment in and advances to unconsolidated joint ventures of $75.4 million. The increase was partially offset by cash proceeds from the sale and condemnation of real estate assets of $69.2 million for the six months ended June 30, 2012.
Financing Activities. Net cash provided by financing activities increased $179.2 million, or 18%, to $1.2 billion for the six months ended June 30, 2012, compared to $985.6 million for the six months ended June 30, 2011. The change was primarily due to an increase in the proceeds from notes payable, repurchase agreements and credit facilities of $376.6 million combined with an increase in proceeds from the issuance of common stock of $285.2 million. The increase was partially offset by an increase in repayment of mortgage notes payable of $434.9 million.
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
If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated unaudited financial statements.

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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and our critical accounting policies have not changed during the six months ended June 30, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011, and related notes thereto.
Commitments and Contingencies
We may be subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CR III Advisors and its affiliates, whereby we have paid and will continue to pay certain fees to, or reimburse certain expenses of, CR III Advisors or its affiliates such as acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 12 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to June 30, 2012 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 14 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation. Such events are:

•	Issuance of shares of common stock in the DRIP Offering;

•	Redemption of shares of common stock

•	Investment in real estate and related assets; and

•	Notes payable and other borrowings.

New Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of June 30, 2012 and December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2012, we and two of the Consolidated Joint Ventures had $539.8 million of variable rate debt, including the Revolving Loans and the repurchase agreements, and therefore we are exposed to interest rate changes in LIBOR. As of June 30, 2012, a change of 50 basis points in interest rates would result in a change in interest expense of $2.7 million per annum, assuming all of our derivatives remain effective hedges. In the future we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.
As of June 30, 2012, we had 67 interest rate swap agreements outstanding, which mature on various dates from August 2012 through April 2021, with an aggregate notional amount under the swap agreements of $854.3 million and an aggregate net fair value of $(31.8) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2012, an increase of 50 basis points in interest rates would result in a decrease to the fair value of the derivative liability of $11.3 million.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2012, were effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of June 30, 2012, we had issued approximately 482.8 million shares in the Offerings for gross proceeds of $4.8 billion, out of which we paid $401.1 million in selling commissions and dealer manager fees and $62.1 million in organization and offering costs to our advisor or its affiliates. With the net offering proceeds, we and the Consolidated Joint Ventures acquired $6.5 billion in real estate and related assets and interests in the Unconsolidated Joint Ventures of $85.5 million and paid costs of $173.3 million in acquisition related expenses. As of August 9, 2012, we have sold approximately 485.9 million shares in the Offerings for gross offering proceeds of $4.8 billion.
Our board of directors has adopted a share redemption program that enables our stockholders who hold their shares for more than one year to sell their shares to us in limited circumstances. The redemption price per share (other than shares pursuant to our DRIP) will depend on the price paid for the shares (until such time as our board of directors has determined a reasonable estimate of the value of our shares) and the length of time the stockholder has held such shares. The redemption price for shares purchased pursuant to our DRIP will be the amount paid for such shares or, after our board of directors has determined a reasonable estimate of the value of our shares, the most recent estimated value of each share. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. Under the terms of the share redemption program, share redemptions are subject to the Trailing Twelve-month Cap; provided, however shares subject to redemption requests upon death of a stockholder will not be subject to the Trailing Twelve-month Cap. In addition, all redemptions, including those upon death or qualifying disability, are limited to those that can be funded with the cumulative net proceeds from our DRIP. In addition to these caps, the redemptions are limited quarterly to 1.25% of the weighted average number of shares outstanding during the trailing twelve-month period. In addition, the funding for redemptions each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. The share redemption program further provides that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the quarterly caps. Our management may waive these quarterly caps in its sole discretion, subject to the Trailing Twelve-month Cap.
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended June 30, 2012, we redeemed shares, including those due to death, as follows:

	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2012	—	$—	—	(1)
May 2012	1,512,847	$9.75	1,512,847	(1)
June 2012	2,097	$10.00	2,097	(1)
Total	1,514,944		1,514,944	(1)
________________

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2012 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended June 30, 2012 that would require a response to this item.

Item 6.	Exhibits
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
Date: August 13, 2012

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith.
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

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.