Form 10-Q
period 2012-09-30
Cole Credit Property Trust III, Inc.
filed 2012-11-09
CIK 1425923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
 _____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
As of November 9, 2012, there were 478.0 million shares of common stock, par value $0.01, of Cole Credit Property Trust III, Inc. outstanding.

COLE CREDIT PROPERTY TRUST III, INC.

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements for the three and nine months ended September 30, 2012 have been prepared by Cole Credit Property Trust III, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, comprehensive income, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$1,443,915	$1,129,584
Buildings and improvements, less accumulated depreciation of $163,053 and $89,608, respectively	3,917,804	3,050,385
Acquired intangible lease assets, less accumulated amortization of $105,346 and $58,884, respectively	803,809	657,262
Total investment in real estate assets, net	6,165,528	4,837,231
Investment in notes receivable, net	90,332	64,683
Investment in marketable securities	68,457	41,750
Investment in marketable securities pledged as collateral	274,139	72,379
Total investment in real estate assets, marketable securities and notes receivable, net	6,598,456	5,016,043
Real estate assets held for sale	306,697	311,351
Cash and cash equivalents	83,797	216,353
Restricted cash	16,846	17,540
Investment in unconsolidated joint ventures	84,531	21,543
Rents and tenant receivables, less allowance for doubtful accounts of $329 and $202, respectively	76,922	52,045
Property escrow deposits, prepaid expenses and other assets	20,480	11,584
Deferred financing costs, less accumulated amortization of $20,868 and $11,305, respectively	54,977	51,109
Total assets	$7,242,706	$5,697,568
LIABILITIES AND EQUITY
Notes payable and other borrowings	$3,153,632	$2,373,984
Accounts payable and accrued expenses	47,019	33,815
Escrowed investor proceeds	—	1,930
Due to affiliates	3,780	4,847
Acquired below market lease intangibles, less accumulated amortization of $14,766 and $8,581, respectively	109,608	92,034
Distributions payable	25,418	20,858
Derivative liabilities, deferred rent and other liabilities	55,057	48,420
Liabilities related to real estate assets held for sale	3,200	3,316
Total liabilities	3,397,714	2,579,204
Commitments and contingencies
Redeemable common stock	212,947	134,101
EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 990,000,000 shares authorized, 477,190,838 and 385,236,590 shares issued and outstanding, respectively	4,772	3,852
Capital in excess of par value	4,068,045	3,322,924
Accumulated distributions in excess of earnings	(464,270)	(319,031)
Accumulated other comprehensive income (loss)	19,714	(24,757)
Total stockholders’ equity	3,628,261	2,982,988
Noncontrolling interests	3,784	1,275
Total equity	3,632,045	2,984,263
Total liabilities and equity	$7,242,706	$5,697,568
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental and other property income	$126,588	$82,003	$348,425	$208,823
Tenant reimbursement income	11,483	6,321	31,753	14,564
Interest income on notes receivable	1,769	1,384	4,617	4,088
Interest income on marketable securities	6,478	13	13,871	13
Total revenue	146,318	89,721	398,666	227,488
Expenses:
General and administrative expenses	5,790	3,116	14,479	7,188
Property operating expenses	13,439	6,840	35,286	16,142
Property and asset management expenses	12,199	7,424	33,869	19,200
Acquisition related expenses	11,104	24,480	43,923	47,201
Depreciation	27,800	17,368	75,579	42,905
Amortization	14,566	9,240	40,349	22,927
Total operating expenses	84,898	68,468	243,485	155,563
Operating income	61,420	21,253	155,181	71,925
Other income (expense):
Equity in income of unconsolidated joint ventures	445	354	1,331	1,131
Other income	38	74	4,031	296
Interest expense	(44,803)	(22,711)	(102,929)	(53,971)
Total other expense	(44,320)	(22,283)	(97,567)	(52,544)
Income (loss) from continuing operations	17,100	(1,030)	57,614	19,381
Discontinued operations
Operating income	1,470	2,312	5,215	6,940
Gain on sale of real estate assets	—	—	14,781	—
Income from discontinued operations	1,470	2,312	19,996	6,940
Net income	18,570	1,282	77,610	26,321
Net income (loss) allocated to noncontrolling interests	3	11	(117)	310
Net income attributable to the Company	$18,567	$1,271	$77,727	$26,011

Weighted average number of common shares outstanding:
Basic and diluted	476,353,149	320,524,336	457,996,321	291,885,880
Income (loss) from continuing operations per common share:
Basic and diluted	$0.04	$(0.00)	$0.13	$0.07
Income from discontinued operations per common share:
Basic and diluted	$0.00	$0.01	$0.04	$0.02
Net income attributable to the Company per common share:
Basic and diluted	$0.04	$0.00	$0.17	$0.09

Distributions declared per common share	$0.16	$0.16	$0.49	$0.49
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$18,570	$1,282	$77,610	$26,321

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	44,349	(1,082)	43,038	(1,082)
Unrealized loss on interest rate swaps	(2,153)	(13,478)	(7,830)	(19,385)
Reclassification of previous unrealized loss on interest rate swaps into net income	9,263	—	9,263	—
Total other comprehensive income (loss)	51,459	(14,560)	44,471	(20,467)

Total comprehensive income (loss)	70,029	(13,278)	122,081	5,854
Total comprehensive income (loss) attributable to noncontrolling interest	3	11	(117)	310
Total comprehensive income (loss) attributable to the Company	$70,026	$(13,289)	$122,198	$5,544
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

			Capital in	Accumulated	Accumulated
	Common Stock		Excess	Distributions	Other	Total	Non-
	Number of	Par	of Par	in Excess of	Comprehensive	Stockholders’	controlling	Total
	Shares	Value	Value	Earnings	(Loss) Income	Equity	Interests	Equity
Balance, January 1, 2012	385,236,590	$3,852	$3,322,924	$(319,031)	$(24,757)	$2,982,988	$1,275	$2,984,263
Issuance of common stock	96,667,486	967	956,882	—	—	957,849	—	957,849
Contributions from noncontrolling interests	—	—	—	—	—	—	2,938	2,938
Distributions to noncontrolling interests	—	—	—	—	—	—	(312)	(312)
Distributions to investors	—	—	—	(222,966)	—	(222,966)	—	(222,966)
Commissions on stock sales and related dealer manager fees	—	—	(72,926)	—	—	(72,926)	—	(72,926)
Other offering costs	—	—	(13,188)	—	—	(13,188)	—	(13,188)
Redemptions of common stock	(4,713,238)	(47)	(46,071)	—	—	(46,118)	—	(46,118)
Changes in redeemable common stock	—	—	(78,846)	—	—	(78,846)	—	(78,846)
Purchase of investment from noncontrolling interest	—	—	(730)	—	—	(730)	—	(730)
Comprehensive income (loss)	—	—	—	77,727	44,471	122,198	(117)	122,081
Balance, September 30, 2012	477,190,838	$4,772	$4,068,045	$(464,270)	$19,714	$3,628,261	$3,784	$3,632,045

			Capital in	Accumulated	Accumulated
	Common Stock		Excess	Distributions	Other	Total	Non-
	Number of	Par	of Par	in Excess of	Comprehensive	Stockholders’	controlling	Total
	Shares	Value	Value	Earnings	Loss	Equity	Interests	Equity
Balance, January 1, 2011	248,070,364	$2,481	$2,164,528	$(163,040)	$(7,188)	$1,996,781	$371	$1,997,152
Issuance of common stock	94,108,456	940	934,823	—	—	935,763	—	935,763
Distributions to noncontrolling interests	—	—	—	—	—	—	(34)	(34)
Distributions to investors	—	—	—	(141,992)	—	(141,992)	—	(141,992)
Commissions on stock sales and related dealer manager fees	—	—	(76,137)	—	—	(76,137)	—	(76,137)
Other offering costs	—	—	(12,879)	—	—	(12,879)	—	(12,879)
Redemptions of common stock	(3,293,997)	(33)	(31,855)	—	—	(31,888)	—	(31,888)
Changes in redeemable common stock	—	—	(46,450)	—	—	(46,450)	—	(46,450)
Purchase of investment from noncontrolling interest	—	—	(707)	—	—	(707)	—	(707)
Comprehensive income (loss)	—	—	—	26,011	(20,467)	5,544	310	5,854
Balance, September 30, 2011	338,884,823	$3,388	$2,931,323	$(279,021)	$(27,655)	$2,628,035	$647	$2,628,682
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$77,610	$26,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	80,828	48,755
Amortization of intangible lease assets and below market lease intangibles, net	43,499	25,411
Amortization of deferred financing costs	10,451	5,516
Amortization of fair value adjustments of mortgage notes payable assumed	93	64
Accretion on marketable securities, net	(2,002)	(3)
Accretion on notes receivable, net	(797)	(760)
Bad debt expense	251	147
Equity in income of unconsolidated joint ventures	(1,331)	(1,131)
Return on investment from unconsolidated joint ventures	1,331	1,131
Gain on sale and condemnation of real estate assets	(15,445)	—
Loss on interest rate swap	9,263	—
Changes in assets and liabilities:
Rents and tenant receivables	(27,147)	(25,211)
Prepaid expenses and other assets	(6,131)	(1,994)
Accounts payable and accrued expenses	9,807	10,817
Deferred rent and other liabilities	(1,709)	5,537
Due to affiliates	5	2,509
Net cash provided by operating activities	178,576	97,109
Cash flows from investing activities:
Investment in real estate assets, marketable securities and notes receivable	(1,658,106)	(1,813,152)
Investment in and advances to unconsolidated joint ventures	(85,363)	(7,725)
Return of investment and repayment of advance from unconsolidated joint ventures	22,375	611
Principal repayments from notes receivable	648	75
Proceeds from sale and condemnation of real estate assets	69,222	—
Payment of property escrow deposits	(33,532)	(37,375)
Refund of property escrow deposits	30,571	37,144
Change in restricted cash	694	(4,097)
Net cash used in investing activities	(1,653,491)	(1,824,519)
Cash flows from financing activities:
Proceeds from issuance of common stock	832,885	857,425
Offering costs on issuance of common stock	(87,195)	(88,371)
Redemptions of common stock	(46,118)	(31,888)
Distributions to investors	(93,442)	(60,350)
Proceeds from notes payable and other borrowings	1,482,508	1,158,188
Repayment of notes payable and other borrowings	(726,953)	(75,804)
Payment of loan deposits	(5,198)	(5,238)
Refund of loan deposits	5,403	4,936
Payment on earnout liabilities	(5,952)	—
Change in escrowed investor proceeds liability	(1,930)	1,100
Deferred financing costs paid	(14,275)	(25,376)
Contributions from noncontrolling interests	2,938	—
Distributions to noncontrolling interests	(312)	(34)
Net cash provided by financing activities	1,342,359	1,734,588
Net (decrease) increase in cash and cash equivalents	(132,556)	7,178
Cash and cash equivalents, beginning of period	216,353	109,942
Cash and cash equivalents, end of period	$83,797	$117,120
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2012

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
As of September 30, 2012, the Company owned 968 properties, comprising 41.4 million rentable square feet of single and multi-tenant retail and commercial space located in 47 states, which include properties owned through consolidated joint venture arrangements. As of September 30, 2012, the rentable space at these properties was 99% leased. As of September 30, 2012, the Company also owned 31 commercial mortgage backed securities (“CMBS”) and three notes receivable. In addition, through unconsolidated joint venture arrangements, as of September 30, 2012, the Company had interests in 11 properties comprising 2.0 million gross rentable square feet of commercial space.
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
In addition, the Company registered 75.0 million shares of common stock under the DRIP pursuant to a registration statement filed on Form S-3 (the “DRIP Offering” and collectively with the Initial Offering and Follow-on Offering, the “Offerings”), which was filed with the SEC on March 14, 2012 and automatically became effective with the SEC upon filing. The Company will continue to issue shares of common stock under the DRIP Offering.
As of September 30, 2012, the Company had issued approximately 487.4 million shares of its common stock in the Offerings, including approximately 7.8 million shares issued in the DRIP Offering. The Company had aggregate gross proceeds from the Offerings of $4.8 billion (including shares sold pursuant to the Company’s DRIP) as of September 30, 2012, before share redemptions of $99.9 million and offering costs, selling commissions and dealer management fees of $463.2 million.
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
September 30, 2012

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
The condensed consolidated unaudited financial statements include the accounts of the Company, its wholly-owned subsidiaries and consolidated joint venture arrangements in which the Company has controlling financial interests. The portions of the consolidated joint venture arrangements not owned by the Company were presented as noncontrolling interests as of and during the period consolidated. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified in the condensed consolidated unaudited balance sheets and statements of operations to conform with the current year presentation of real estate assets held for sale and discontinued operations.
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
The Company continually evaluates the need to consolidate joint ventures based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company is the primary beneficiary. As of September 30, 2012, the Company consolidated the accounts of three joint ventures (the “Consolidated Joint Ventures”), which held assets with an aggregate book value of $58.5 million.
In addition, the Company evaluates its investments in marketable securities to determine if they qualify as VIEs. As of September 30, 2012, the Company determined that investments in marketable securities are VIEs, of which the Company is not the primary beneficiary because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance. The Company’s maximum exposure to loss from these investments does not exceed their aggregate amortized cost basis of $298.2 million.
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
September 30, 2012

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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2012 or 2011.
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
September 30, 2012

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
September 30, 2012

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
Investment in Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures as of September 30, 2012 consists of the Company’s interest in six joint ventures that own 11 properties (the “Unconsolidated Joint Ventures”). The Company accounts for the Unconsolidated Joint Ventures using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions. The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the joint venture. If an event or change in circumstance has occurred, the Company is required to evaluate the joint venture for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in a joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions.  The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded related to the Unconsolidated Joint Ventures for the nine months ended September 30, 2012 or 2011.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

Concentration of Credit Risk
As of September 30, 2012, the Company had cash on deposit, including restricted cash, in 12 financial institutions, eight of which had deposits in excess of federally insured levels, totaling $25.1 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash investments to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
No single tenant accounted for greater than 10% of the Company’s 2012 gross annualized rental revenues. Tenants in the restaurant industry comprised 10% of the Company’s 2012 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of September 30, 2012, 180 of the Company’s properties were located in Texas accounting for 16% of its 2012 gross annualized rental revenues.
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
September 30, 2012

Cash and cash equivalents and restricted cash – The Company considers the carrying values of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization.
Notes receivable – The fair value is estimated by discounting the expected cash flows on the notes at rates at which management believes similar loans would be made as of September 30, 2012 and December 31, 2011. The estimated fair value of these notes was $96.5 million and $69.0 million as of September 30, 2012 and December 31, 2011, respectively, as compared to the carrying value of $90.3 million and $64.7 million as of September 30, 2012 and December 31, 2011, respectively. The fair value of the Company’s notes receivable is estimated using Level 2 inputs.
Notes payable and other borrowings – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of September 30, 2012 and December 31, 2011. The estimated fair value of the notes payable and other borrowings was $3.3 billion and $2.4 billion as of September 30, 2012 and December 31, 2011, respectively, as compared to the carrying value of $3.2 billion and $2.4 billion as of September 30, 2012 and December 31, 2011, respectively. The fair value of the Company’s notes payable and other borrowings is estimated using Level 2 inputs.
Marketable securities – The Company’s marketable securities are carried at fair value and are valued using Level 3 inputs. The Company used estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such securities for similar CMBS tranches that actively participate in the CMBS market and industry benchmarks, such as Trepp’s CMBS Analytics. As of September 30, 2012 and December 31, 2011, no marketable securities were valued using internal models.
Derivative Instruments – The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Earnout Agreements – The Company has acquired certain properties subject to earnout provisions obligating the Company to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at each property. Earnout payments are based on a predetermined formula and have set time periods regarding the obligation to make the payment as set forth in the respective purchase and sale agreement. If, at the end of the respective time period, certain space has not been leased and occupied, the Company will have no further obligation under the applicable earnout provision. The earnouts are carried at fair value and are valued using Level 3 inputs, including estimated timing and probability of leasing the vacant space, as there is no public market for this item and thus Level 1 and Level 2 inputs are unavailable for an item of this nature. Any changes to the estimated fair value are reflected in the statements of operations. The estimated fair value of these agreements totaled $6.3 million and $5.5 million as of September 30, 2012 and December 31, 2011, respectively, and is included in the accompanying condensed consolidated unaudited balance sheets in other liabilities. During the nine months ended September 30, 2012, the Company recorded additional earnout liabilities with an aggregate estimated fair value of $6.5 million at purchase. In addition, during the nine months ended September 30, 2012, the Company increased the fair value of the outstanding earnout agreements by $288,000, which is recorded in the accompanying condensed consolidated unaudited statements of operations in acquisition related expenses. During the nine months ended September 30, 2012, the obligations under certain earnout provisions were satisfied and the Company paid $6.0 million to the seller.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of September 30, 2012, there have been no transfers of financial assets or liabilities between levels.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$342,596	$—	$—	$342,596
Liabilities:
Interest rate swaps	$(33,922)	$—	$(33,922)	$—
Earnout agreements	(6,349)	—	—	(6,349)
Total liabilities	$(40,271)	$—	$(33,922)	$(6,349)

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$114,129	$—	$—	$114,129
Liabilities:
Interest rate swaps	$(26,092)	$—	$(26,092)	$—
Earnout agreements	(5,519)	—	—	(5,519)
Total liabilities	$(31,611)	$—	$(26,092)	$(5,519)
The following table shows a reconciliation of the change in fair value of marketable securities for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Balance at beginning of period	$274,761	$114,129
Total gains
Unrealized gain included in other comprehensive income, net	44,349	43,038
Purchases, issuances, settlements, sales and accretion
Purchases	22,362	183,427
Issuances	—	—
Settlements	—	—
Accretion included in earnings, net	1,124	2,002
Balance at end of period	$342,596	$342,596

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Balance at beginning of period	$—	$—
Total gains
Unrealized loss included in other comprehensive income, net	(1,082)	(1,082)
Purchases, issuances, settlements, sales and accretion
Purchases	25,585	25,585
Issuances	—	—
Settlements	—	—
Accretion included in earnings, net	3	3
Balance at end of period	$24,506	$24,506

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

NOTE 4 — REAL ESTATE ACQUISITIONS
2012 Property Acquisitions
During the nine months ended September 30, 2012, the Company acquired interests in 287 commercial properties for an aggregate purchase price of $1.5 billion (the “2012 Acquisitions”). The Company purchased the 2012 Acquisitions with net proceeds from the Follow-on Offering and the DRIP Offering and through the issuance or assumption of mortgage notes. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

September 30, 2012
Land	$328,363
Building and improvements	950,557
Acquired in-place leases	173,737
Acquired above-market leases	28,174
Acquired below-market leases	(27,744)
Total purchase price	$1,453,087
The Company recorded revenue for the three and nine months ended September 30, 2012 of $26.8 million and $46.7 million, respectively, and a net loss for the three and nine months ended September 30, 2012 of $1.2 million and $20.7 million, respectively, related to the 2012 Acquisitions.
The following information summarizes selected financial information of the Company, as if all of the 2012 Acquisitions were completed on January 1, 2011 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pro forma basis (unaudited):
Revenue	$157,462	$128,863	$465,594	$343,060
Net income	$32,175	$12,603	$142,990	$25,651
The unaudited pro forma information for the three and nine months ended September 30, 2012 was adjusted to exclude $9.9 million and $37.4 million, respectively, of acquisition costs recorded during the current period related to the 2012 Acquisitions. These costs were recognized in the unaudited pro forma information for the nine months ended September 30, 2011. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2011, nor does it purport to represent the results of future operations.
2012 Investments in Development Projects
During the nine months ended September 30, 2012, the Company acquired a completed development project for an aggregate purchase price of $7.7 million through the repayment of a construction loan facility and the purchase of the joint venture partner’s noncontrolling interest. The Company also completed the construction of a single tenant office building. Total costs for the construction of the building were $12.2 million. The development of these projects was initiated in 2011, and therefore, these properties are not included in the 2012 Acquisitions.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

2012 Investments in Unconsolidated Joint Ventures
During the nine months ended September 30, 2012, the Company acquired a $36.1 million interest in an unconsolidated joint venture arrangement. In addition, the Company acquired a $27.7 million financial interest in one of the Consolidated Joint Ventures, whose only assets are interests in three of the Unconsolidated Joint Ventures.
In connection with the acquired interests in the unconsolidated joint venture arrangements discussed above, one of the Unconsolidated Joint Ventures borrowed $17.6 million (the “Advance Note”) from one of the Consolidated Joint Ventures and fully repaid the Advance Note during the nine months ended September 30, 2012. The Advance Note had a variable interest rate equal to the one-month LIBOR plus 225 basis points. During the nine months ended September 30, 2012, the Company recorded $107,000 of interest income on the Advance Note. No financing coordination fees were incurred in connection with the Advance Note.
2011 Property Acquisitions
During the nine months ended September 30, 2011, the Company acquired interests in 184 commercial properties, including a property held in one of the Consolidated Joint Ventures, for an aggregate purchase price of $1.8 billion (the “2011 Acquisitions”). The Company purchased the 2011 Acquisitions with net proceeds from the Offerings and through the issuance or assumption of mortgage notes. The Company allocated the purchase price of the 2011 Acquisitions to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

September 30, 2011
Land	$365,923
Building and improvements	1,215,330
Acquired in-place leases	191,521
Acquired above-market leases	49,776
Acquired below-market leases	(28,421)
Fair value adjustment of assumed notes payable	438
Total purchase price	$1,794,567
The Company recorded revenue for the three and nine months ended September 30, 2011 of $27.4 million and $41.5 million, respectively, and a net loss for the three and nine months ended September 30, 2011 of $11.0 million and $24.7 million, respectively, related to the 2011 Acquisitions.
2011 Investments in Development Projects
During the nine months ended September 30, 2011, the Company acquired a completed development project for an aggregate purchase price of $5.9 million through the repayment of a construction loan facility and the purchase of the joint venture partner’s noncontrolling interest. The development of this project was initiated in 2010, and therefore, this property purchase is not included in the 2011 Acquisitions.
The Company also acquired a controlling financial interest in one of the Consolidated Joint Ventures, which purchased a land parcel for $1.0 million, for development of a single tenant commercial store, during the nine months ended September 30, 2011. As discussed above, the Company acquired the completed property during the nine months ended September 30, 2012.
2011 Investments in Unconsolidated Joint Ventures
During the nine months ended September 30, 2011, the Company acquired an interest in an unconsolidated joint venture arrangement for $7.7 million.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

NOTE 5 — INVESTMENT IN NOTES RECEIVABLE
During the nine months ended September 30, 2012, the Company acquired a $25.0 million junior mezzanine loan (the “Mezzanine Loan”), secured by equity interests in a joint venture which owns 15 shopping centers. The Mezzanine Loan has an interest rate of LIBOR plus 9.0% with a LIBOR floor of 0.50% and matures in July 2015 with two one-year extension options. As of September 30, 2012, investment in notes receivable included $25.5 million related to the Mezzanine Loan balance, which consisted of the outstanding face amount of the loan of $25.0 million, $500,000 of acquisition costs and net accumulated amortization of acquisition costs of $22,000. The acquisition costs are amortized over the term of the loan using the effective interest rate method. Interest only payments are due each month. There were no amounts past due as of September 30, 2012.
In addition, as of September 30, 2012, the Company owned two mortgage notes receivable, each of which is secured by an office building (collectively the “Mortgage Notes”). As of September 30, 2012 and December 31, 2011, investment in notes receivable included $64.9 million and $64.7 million, respectively, related to the Mortgage Notes. As of September 30, 2012, the Mortgage Notes balance consisted of the outstanding face amount of the notes of $73.1 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $2.5 million. As of December 31, 2011, the Mortgage Notes balance consisted of the outstanding face amount of the notes of $73.7 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $1.7 million. The discount is accreted and acquisition costs are amortized over the terms of each respective Mortgage Note using the effective interest rate method. The Mortgage Notes have a fixed interest rate of 5.93% per annum and mature on October 1, 2018. Interest and principal payments are due each month until October 1, 2018. There were no amounts past due as of September 30, 2012.
The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as underlying collateral and payment history. No impairment losses were recorded related to notes receivable for the nine months ended September 30, 2012 or 2011. In addition, no allowances for uncollectability were recorded related to notes receivable as of September 30, 2012 or December 31, 2011.
NOTE 6 — INVESTMENT IN MARKETABLE SECURITIES
As of September 30, 2012, the Company owned 31 CMBS, with an estimated aggregate fair value of $342.6 million. As of December 31, 2011, the Company owned 11 CMBS, with an estimated aggregate fair value of $114.1 million. As of September 30, 2012, certain of these securities were pledged as collateral under repurchase agreements (the “Repurchase Agreements”), as discussed in Note 9 to these condensed consolidated unaudited financial statements. The following table provides the activity for the CMBS during the nine months ended September 30, 2012 (in thousands):

	Amortized Cost Basis	Unrealized Gain	Fair Value
Marketable securities as of December 31, 2011	$112,794	$1,335	$114,129
Face value of marketable securities acquired	269,570	—	269,570
Discounts on purchase of marketable securities, net of acquisition costs	(86,143)	—	(86,143)
Net accretion on marketable securities	2,002	—	2,002
Increase in fair value of marketable securities	—	43,038	43,038
Marketable securities as of September 30, 2012	$298,223	$44,373	$342,596

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

The following table shows the fair value and gross unrealized gains and losses of the Company’s CMBS as of September 30, 2012 (in thousands) and the length of time the CMBS has been in the unrealized gain or continuous loss position:

	Less than 12 months			12 Months or More			Total
Description of Securities	Fair Value	Unrealized Gains	Unrealized (Losses)	Fair Value	Unrealized Gains	Unrealized (Losses)	Fair Value	Unrealized Gains	Unrealized (Losses)
CMBS	$310,273	$40,470	$(2,349)	$32,323	$6,252	$—	$342,596	$46,722	$(2,349)
As of September 30, 2012, the unrealized losses were deemed to be a temporary impairment based upon the following: (1) the Company having no intent to sell these securities, (2) it is more likely than not that the Company will not be required to sell the securities before recovery and (3) the Company’s expectation to recover the entire amortized cost basis of these securities. The Company determined that the unrealized losses of $2.3 million resulted from volatility in interest rates and credit spreads and other qualitative factors relating to macro-credit conditions in the mortgage market. Additionally, as of September 30, 2012, the Company had determined that the subordinate CMBS tranches below the Company’s CMBS investment adequately protected the Company’s ability to recover its investment and that the Company’s estimates of anticipated future cash flows from the CMBS investment had not been adversely impacted by any deterioration in the creditworthiness of the specific CMBS issuers.
The scheduled maturity of the Company’s CMBS as of September 30, 2012 is as follows (in thousands):

	Available-for-sale
	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	287,387	332,795
Due after ten years	10,836	9,801
	$298,223	$342,596
Actual maturities of marketable securities can differ from contractual maturities because borrowers may have the right to prepay their respective loan balances at any time. In addition, factors such as prepayments and interest rates may affect the yields on the marketable securities.
NOTE 7 — DISCONTINUED OPERATIONS
On March 9, 2012, the Company sold 12 properties for a gross sales price of $69.4 million (the “Drugstore Properties”). The transaction resulted in net cash proceeds of $68.4 million to the Company and a gain of $14.8 million. In connection with this sale, $216,000 of straight-line rent receivables were written off as a reduction to the gain. The Company has no continuing involvement with the Drugstore Properties. As of the sale date, March 9, 2012, the major class of assets of the Drugstore Properties was net total investment in real estate assets of $53.7 million. There were no significant liabilities associated with the Drugstore Properties.
As of September 30, 2012, the Company classified two properties as held for sale (the “Held for Sale Properties”). The major classes of assets of the Held for Sale Properties were net total investment in real estate assets of $295.9 million and straight-line rent receivables of $10.8 million. There were $3.2 million of liabilities associated with the Held for Sale Properties.
The results of operations for the Drugstore Properties and the Held for Sale Properties (collectively, the “Discontinued Operations Properties”) have been presented as discontinued operations on the Company’s condensed consolidated unaudited statements of operations for all periods presented. The Discontinued Operations Properties’ revenues for the three and nine months ended September 30, 2012 were $6.7 million and $21.3 million, respectively. The Discontinued Operations Properties’ revenues for the three and nine months ended September 30, 2011 were $7.9 million and $23.3 million, respectively.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the notional amount and fair value of the Company’s executed swap agreements designated as hedging instruments (in thousands):

		Aggregate Outstanding				Fair Value of Liabilities
	Balance Sheet Location	Notional Amount	Interest Rates (1)	Effective Dates	Maturity Dates	September 30, 2012	December 31, 2011
Interest Rate Swaps	Derivative liabilities, deferred rent and other liabilities	$835,350	3.15% to 6.83%	12/18/2009 to 7/5/2012	6/27/2014 to 4/1/2021	$(33,922)	$(26,092)
_______________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 to these condensed consolidated unaudited financial statements. The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate notes payable. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income or loss. The ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense.
The following table summarizes the unrealized gains and losses on the Company’s derivative instruments and hedging activities for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Amount of Loss Recognized in Other Comprehensive Income				Amount of Loss Reclassified from Accumulated Other Comprehensive Income to Interest Expense (1)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011	2012	2011	2012	2011
Interest Rate Swaps	$(2,153)	$(13,478)	$(7,830)	$(19,385)	$9,263	$—	$9,263	$—
_______________

(1)
As of September 30, 2012, an interest rate swap was designated as ineffective and the unrealized loss was reclassified from accumulated other comprehensive income into interest expense as it related to one of the Held for Sale Properties and the Company intended to terminate the swap when the property is sold.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of both September 30, 2012 and 2011, there were no termination events or events of default related to the interest rate swaps.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

NOTE 9 — NOTES PAYABLE AND OTHER BORROWINGS
As of September 30, 2012, the Company and the Consolidated Joint Ventures had $3.2 billion of debt outstanding, with a weighted average years to maturity of 5.1 years and weighted average interest rate of 4.34%. The following table summarizes the debt activity during the nine months ended and as of September 30, 2012 (in thousands):

		During the Nine Months Ended September 30, 2012
	Balance as of December 31, 2011	Debt Issuance and Assumptions	Repayments	Other (1)	Balance as of September 30, 2012
Fixed rate debt	$1,560,068	$566,416	$(20,730)	$79,093	$2,184,847
Variable rate debt	132,143	557	—	(79,000)	53,700
Construction facilities	4,614	15,542	(5,223)	—	14,933
Credit facility	647,750	850,000	(701,000)	—	796,750
Repurchase agreements	29,409	73,993	—	—	103,402
Total(2)	$2,373,984	$1,506,508	$(726,953)	$93	$3,153,632
________________

(1)
Represents fair value adjustment of assumed mortgage notes payable, net of amortization, of $93,000. In addition, $79.0 million of variable rate debt outstanding as of December 31, 2011 was effectively fixed through the use of an interest rate swap with an effective date of June 29, 2012.

(2)
The table above does not include loan amounts associated with certain unconsolidated joint venture arrangements of $170.9 million, of which $10.2 million is recourse to CCPT III OP. These loans mature on various dates ranging from November 2015 to July 2021.

As of September 30, 2012, the fixed rate debt includes $556.6 million of variable rate debt subject to interest rate swap agreements which had the effect of fixing the variable interest rates per annum through the maturity date of the loan. In addition, the fixed rate debt includes mortgage notes assumed with an aggregate face amount of $40.7 million and an aggregate fair value of $39.4 million at the date of assumption. The fixed rate debt has interest rates ranging from 3.52% to 6.83% per annum. The variable rate debt has variable interest rates ranging from LIBOR plus 225 basis points to 275 basis points per annum. In addition, the construction facilities have interest rates ranging from LIBOR plus 235 basis points to 250 basis points per annum, with certain debt containing LIBOR floors. The debt outstanding matures on various dates from January 2013 through October 2022. The aggregate balance of gross real estate and related assets, net of gross intangible lease liabilities, securing the fixed and variable rate debt outstanding was $4.3 billion as of September 30, 2012. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed.
As of September 30, 2012, the Company had $60.0 million available for borrowing under a senior unsecured credit facility (the “Credit Facility”) based on the underlying collateral pool of $1.5 billion. The Credit Facility provides borrowings up to $857.5 million, which includes a $278.75 million term loan (the “Term Loan”) and up to $578.75 million in revolving loans (the “Revolving Loans”). The Credit Facility may be increased to a maximum of $950.0 million. Depending upon the type of loan specified and overall leverage ratio, the Revolving Loans bear interest at either LIBOR plus an interest rate spread ranging from 2.25% to 3.00% or a base rate plus an interest rate spread ranging from 1.25% to 2.00%. The base rate is greater of (1) LIBOR plus 1.00%, (2) Bank of America N.A.’s Prime Rate or (3) the Federal Funds Rate plus 0.50%. During the year ended December 31, 2011, the Company executed two swap agreements associated with the Term Loan, which had the effect of fixing the variable interest rates per annum through the maturity date of the respective loan at 3.45% and 3.15%, respectively. The Revolving Loans and Term Loan had a combined weighted average interest rate of 2.99% as of September 30, 2012.
The Repurchase Agreements have interest rates ranging from 1.63% to 2.16% and mature on various dates from October 2012 through January 2013. Upon maturity, the Company may elect to renew the Repurchase Agreements for a period of 90 days until the CMBS mature. The CMBS have a weighted average remaining term of 9.6 years. Under the Repurchase Agreements, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of the pledged assets would require the Company to provide additional collateral to fund margin calls. As of September 30, 2012, the securities held as collateral had a fair value of $274.1 million and an amortized cost of $236.2 million. There was no cash collateral held by the counterparty as of September 30, 2012. The Repurchase Agreements are being accounted for as secured borrowings because the Company maintains effective control of the financed assets. The Repurchase Agreements are non-recourse to the Company and CCPT III OP.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions. These agreements also include usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility and such notes payable as of September 30, 2012.
NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$25,418	$17,752
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$24,000	$4,862
Common stock issued through distribution reinvestment plan	$124,964	$78,338
Net unrealized gain (loss) on interest rate swaps	$1,433	$(19,385)
Unrealized gain (loss) on marketable securities	$43,038	$(1,082)
Earnout liabilities recorded upon property acquisitions	$6,494	$5,519
Accrued other offering costs	$—	$827
Accrued deferred financing costs	$44	$—
Accrued construction and capital expenditures	$3,353	$34
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest of $237 and $42, respectively	$85,437	51,274

NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Purchase Commitments
As of September 30, 2012, the Company had entered into agreements with unaffiliated third-party sellers to purchase a 100% interest in five retail properties, subject to meeting certain criteria, for an aggregate purchase price of $259.8 million, exclusive of closing costs. As of September 30, 2012, the Company had $7.7 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, all of which will be forfeited if the transactions are not completed under certain circumstances. These deposits are included in the accompanying September 30, 2012 condensed consolidated unaudited balance sheet in property escrow deposits, prepaid expenses and other assets. As of November 9, 2012, none of these escrow deposits had been forfeited.
In addition, during the nine months ended September 30, 2012, a purchase agreement was terminated and the seller paid the Company a breakage fee and reimbursed the Company for certain underwriting expenses paid. The Company recorded these proceeds, net of underwriting expenses and advisor reimbursements, of $2.7 million as other income. The Company reimbursed CR III Advisors and its affiliates for $256,000 of costs related to this transaction.
As of September 30, 2012, the Company owned one land parcel, upon which an office building is being developed. Based on budgeted construction costs, the cost to complete the facility is estimated to be $45.8 million. The construction is being funded by a construction loan facility totaling $33.8 million. As of September 30, 2012, $7.9 million was outstanding under the construction facility. Additionally, the Company had properties subject to earnout provisions obligating it to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the properties, as discussed in Note 3 to these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company owns certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the respective property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. In addition, the Company carries environmental liability insurance on its properties that provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. Accordingly, the Company does not believe that it is reasonably possible that the environmental matters identified at such properties will have a material effect on its results of operations, financial condition or liquidity, nor is it aware of any environmental matters at other properties which it believes are reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
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
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CR III Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Offering:
Selling commissions	$—	$21,292	$56,264	$58,999
Selling commissions reallowed by Cole Capital	$—	$21,292	$56,264	$58,999
Dealer manager fee	$—	$6,191	$16,662	$17,138
Dealer manager fee reallowed by Cole Capital	$—	$3,227	$8,446	$8,822
Other organization and offering expenses	$—	$4,651	$13,188	$12,879
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
September 30, 2012

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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR III Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Acquisitions and Operations:
Acquisition fees and expenses	$9,019	$19,617	$39,115	$37,764
Asset management fees and expenses	$8,531	$5,379	$23,566	$13,936
Property management and leasing fees and expenses	$3,594	$2,419	$10,675	$6,493
Operating expenses	$406	$553	$2,290	$1,663
Financing coordination fees	$1,344	$5,115	$7,153	$11,472

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

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
During the nine months ended September 30, 2012 and 2011, no commissions or fees were incurred for services provided by CR III Advisors and its affiliates related to the services described above.
Due to Affiliates
As of September 30, 2012, $3.8 million had been incurred primarily for operating and acquisition expenses, by CR III Advisors and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited balance sheets. As of December 31, 2011, $4.8 million had been incurred primarily for other organization and offering, operating and acquisition expenses, by CR III Advisors and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited balance sheets.
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
NOTE 14 — SUBSEQUENT EVENTS
Issuance of Shares of Common Stock in the DRIP Offering
The Company continues to issue shares of common stock under the DRIP Offering. As of November 9, 2012, the Company had issued, approximately 10.9 million shares pursuant to the DRIP Offering, resulting in gross proceeds to the Company of $103.5 million.
Redemption of Shares of Common Stock
Subsequent to September 30, 2012, the Company redeemed approximately 2.3 million shares for $22.5 million at an average price per share of $9.84.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

Investment in Real Estate and Related Assets
Subsequent to September 30, 2012, the Company acquired a 100% interest in one commercial real estate property for an aggregate purchase price of $1.4 million. The Company also acquired an interest in a joint venture arrangement for $37.1 million. The acquisitions were funded with net proceeds of the Follow-on Offering and the DRIP Offering. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 to these condensed consolidated unaudited financial statements for these properties. In addition, the Company purchased four CMBS with an aggregate face value of $50.4 million for an aggregate price of $21.3 million.
Sale of Real Estate and Related Assets
Subsequent to September 30, 2012, the Company sold the Held for Sale Properties discussed in Note 5 to these condensed consolidated unaudited financial statements with an aggregate net book value of $303.5 million, for an aggregate sales price of $386.7 million, exclusive of closing costs. In addition, the Company sold five CMBS with an aggregate amortized cost basis of $15.6 million for aggregate proceeds of $19.9 million.
Notes Payable and Other Borrowings
Subsequent to September 30, 2012, the Company entered into loan agreements totaling $192.5 million secured by commercial properties with an aggregate purchase price of $306.2 million. In connection with one of the Held for Sale Properties, the Company prepaid a mortgage note of $156.0 million and terminated the related swap agreement. As of November 9, 2012, the Company had $25.0 million outstanding under the construction facilities and $697.8 million outstanding under the Credit Facility.
Held for Sale Properties
Subsequent to September 30, 2012, seven properties with an aggregate net book value of $71.8 million met the held for sale criteria. A loan of $24.3 million will be assumed in connection with the sale of one of the properties. The Company anticipates the sales to close prior to December 31, 2012 for an aggregate sales price greater than the properties' aggregate net book value.

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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011.
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
We completed our Follow-on Offering on April 27, 2012 and will continue to issue shares of common stock under the DRIP Offering. We expect that we will continue to acquire properties throughout 2012 utilizing the proceeds from the Follow-on Offering and DRIP Offering, proceeds from financings on owned properties and future property acquisitions and proceeds from the potential strategic sale of properties and other investments. We expect that property acquisitions in 2013 and future periods, if any, will be funded by proceeds from the strategic sale of properties and other investments, financing of the acquired properties, proceeds from our DRIP Offering and cashflows from operations. We expect property acquisitions in future periods to be less than acquisitions in 2012.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property acquisition indebtedness and acquisition and operating expenses. Rental and other property income accounted for 87% and 91% of total revenue during the three months ended September 30, 2012 and 2011, respectively, and 87% and 92% of total revenue during the nine months ended September 30, 2012 and 2011, respectively. As 99% of our rentable square feet was under lease as of September 30, 2012, with a weighted average remaining lease term of 12.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of September 30, 2012, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 44%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with future property acquisitions or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
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
The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and through September 30, 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of September 30, 2012, 99% of our rentable square feet was under lease. However, if the recent improvements in economic conditions do not continue, we may experience significant vacancies or be required to reduce rental rates on occupied space. If we do experience significant vacancies, our advisor will actively seek to lease our vacant space; however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced. In addition, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property may increase as a result.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets, including the Consolidated Joint Ventures, as of September 30, 2012 and 2011:

	September 30,
	2012	2011
Number of commercial properties (1)	968	634
Approximate rentable square feet (2)	41.4 million	30.0 million
Percentage of rentable square feet leased	99%	99%
________________

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.

(2)	Including square feet of the buildings on land that are subject to ground leases.
The following table summarizes our real estate investment activity, including the Consolidated Joint Ventures, during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Commercial properties acquired (1)	42	92	287	184
Approximate purchase price of acquired properties	$371.0 million	$967.7 million	$1.5 billion	$1.8 billion
Approximate rentable square feet (2)	1.5 million	6.3 million	9.2 million	12.2 million
________________

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.

(2)	Including square feet of the buildings on land that are subject to ground leases.
As shown in the tables above, we and our Consolidated Joint Ventures owned 968 commercial properties as of September 30, 2012, compared to 634 commercial properties as of September 30, 2011. Accordingly, our results of operations for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, reflect significant increases in most categories.
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Revenue. Revenue increased $56.6 million, or 63%, to $146.3 million for the three months ended September 30, 2012, compared to $89.7 million for the three months ended September 30, 2011. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 87% and 91% of total revenues during the three months ended September 30, 2012 and 2011, respectively.
Rental and other property income increased $44.6 million, or 54%, to $126.6 million for the three months ended September 30, 2012, compared to $82.0 million for the three months ended September 30, 2011. The increase was primarily due to the acquisition of 334 rental income-producing properties subsequent to September 30, 2011. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $11.5 million of tenant reimbursement income during the three months ended September 30, 2012, compared to $6.3 million during the three months ended September 30, 2011.
Interest income on notes receivable increased $385,000, or 28%, to $1.8 million for the three months ended September 30, 2012, compared to $1.4 million for the three months ended September 30, 2011. The increase was due to the interest income earned on the Mezzanine Loan acquired during the three months ended September 30, 2012, as discussed in Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.
In addition, we recorded interest income on marketable securities of $6.5 million for the three months ended September 30, 2012, compared to $13,000 for the three months ended September 30, 2011. The increase is due to the acquisition of 30 CMBS subsequent to September 30, 2011.

General and Administrative Expenses. General and administrative expenses increased $2.7 million, or 87%, to $5.8 million for the three months ended September 30, 2012, compared to $3.1 million for the three months ended September 30, 2011. The increase was primarily due to an increase in legal and professional fees for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The primary general and administrative expense items are legal, professional and accounting fees, escrow and trustee fees and operating expense reimbursements to our advisor.
Property Operating Expenses. Property operating expenses increased $6.6 million, or 97%, to $13.4 million for the three months ended September 30, 2012, compared to $6.8 million for the three months ended September 30, 2011. The increase was primarily due to increased property taxes, repairs and maintenance and insurance expenses relating to the acquisition of 334 rental income-producing properties subsequent to September 30, 2011. In addition, the increase was due to the ownership of more properties during the three months ended September 30, 2012 than in the three months ended September 30, 2011, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.
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
Property and asset management expenses increased $4.8 million, or 65%, to $12.2 million for the three months ended September 30, 2012, compared to $7.4 million for the three months ended September 30, 2011. Property management fees increased $1.4 million, or 70%, to $3.4 million for the three months ended September 30, 2012 from $2.0 million for the three months ended September 30, 2011. The increase in property management fees was primarily due to an increase in cash receipts related to an increase in rental and other property income for the three months ended September 30, 2012, from the 334 properties acquired subsequent to September 30, 2011.
Asset management fees increased $3.2 million, or 65%, to $8.1 million for the three months ended September 30, 2012, from $4.9 million for the three months ended September 30, 2011. The increase in asset management fees was primarily due to an increase in the average invested assets to $6.7 billion for the three months ended September 30, 2012, from $4.4 billion for the three months ended September 30, 2011.
In addition, during the three months ended September 30, 2012, we recorded $708,000 related to reimbursement of expenses incurred by our advisor in performing property and asset management services, compared to $518,000 for the three months ended September 30, 2011. The increase was primarily due to expenses incurred by our advisor related to management of 334 additional rental income-producing properties acquired subsequent to September 30, 2011.
Acquisition Related Expenses. Acquisition related expenses decreased $13.4 million, or 55%, to $11.1 million for the three months ended September 30, 2012, compared to $24.5 million for the three months ended September 30, 2011. The decrease is due to acquisition related expenses incurred in connection with the purchase of 42 commercial properties, for an aggregate purchase price of $371.0 million, during the three months ended September 30, 2012, compared to 92 commercial properties, for an aggregate purchase price of $967.7 million, during the three months ended September 30, 2011. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We also reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan other than for personnel costs for which our advisor receives acquisition fees.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $15.8 million, or 59%, to $42.4 million for the three months ended September 30, 2012, compared to $26.6 million for the three months ended September 30, 2011. The increase was primarily due to an increase in the average invested assets to $6.7 billion for the three months ended September 30, 2012, from $4.4 billion for the three months ended September 30, 2011.
Equity in Income of Unconsolidated Joint Ventures. Equity in income of Unconsolidated Joint Ventures increased $91,000, or 26%, to $445,000 for the three months ended September 30, 2012, compared to $354,000 for the three months ended September 30, 2011. The increase is primarily due to the acquisition of four of the Unconsolidated Joint Ventures subsequent to September 30, 2011.

Other Income. Other income, which includes interest income, decreased $36,000, or 49%, to $38,000 during the three months ended September 30, 2012, compared to $74,000 during the three months ended September 30, 2011. The decrease was primarily due to lower average uninvested cash of $174.5 million during the three months ended September 30, 2012, as compared to $217.0 million during the three months ended September 30, 2011, as a result of acquiring 334 rental income-producing properties subsequent to September 30, 2011.
Interest Expense. Interest expense increased $22.1 million, or 97%, to $44.8 million for the three months ended September 30, 2012, compared to $22.7 million during the three months ended September 30, 2011. The increase was due to an increase in the average aggregate amount of notes payable and other borrowings outstanding to $3.0 billion during the three months ended September 30, 2012, from $1.9 billion for the three months ended September 30, 2011. In addition, the increase was due to a $9.3 million loss reclassified from accumulated other comprehensive income into interest expense on an ineffective interest rate swap as it related to one of the Held for Sale Properties during the three months ended September 30, 2012. See Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on 10-Q for further information.
Income from Discontinued Operations. Income from discontinued operations was $1.5 million for the three months ended September 30, 2012, compared to $2.3 million for the three months ended September 30, 2011. The decrease was due to the sale of the Drugstore Properties on March 9, 2012, as these properties are not included in the results of operations for the three months ended September 30, 2012.
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Revenue. Revenue increased $171.2 million, or 75%, to $398.7 million for the nine months ended September 30, 2012, compared to $227.5 million for the nine months ended September 30, 2011. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 87% and 92% of total revenues during the nine months ended September 30, 2012 and September 30, 2011, respectively.
Rental and other property income increased $139.6 million, or 67%, to $348.4 million for the nine months ended September 30, 2012, compared to $208.8 million for the nine months ended September 30, 2011. The increase was primarily due to the acquisition of 334 rental income-producing properties subsequent to September 30, 2011. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $31.8 million of tenant reimbursement income during the nine months ended September 30, 2012, compared to $14.6 million during the nine months ended September 30, 2011.
Interest income on notes receivable increased $529,000, or 13%, to $4.6 million for the nine months ended September 30, 2012, compared to $4.1 million for the nine months ended September 30, 2011. The increase was primarily due to the interest income earned on the Mezzanine Loan acquired during the nine months ended September 30, 2012, as discussed in Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q, combined with interest earned on the Advance Note during the nine months ended September 30, 2012, as discussed in Note 4 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.
In addition, we recorded interest income on marketable securities of $13.9 million for the nine months ended September 30, 2012 compared to $13,000 for the nine months ended September 30, 2011. The increase is due to the acquisition of 30 CMBS subsequent to September 30, 2011.
General and Administrative Expenses. General and administrative expenses increased $7.3 million, or 101%, to $14.5 million for the nine months ended September 30, 2012, compared to $7.2 million for the nine months ended September 30, 2011. The increase was primarily due to an increase in legal and professional fees for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, combined with increased trustee fees and operating expense reimbursements as a result of an increase in the number of stockholders of record and the acquisition of 334 rental income-producing properties subsequent to September 30, 2011. The primary general and administrative expense items are legal, professional and accounting fees, escrow and trustee fees, operating expense reimbursements to our advisor and state franchise and income taxes.

Property Operating Expenses. Property operating expenses increased $19.2 million or 119%, to $35.3 million for the nine months ended September 30, 2012, compared to $16.1 million for the nine months ended September 30, 2011. The increase was primarily due to increased property taxes, repairs and maintenance and insurance expenses relating to the acquisition of 334 rental income-producing properties subsequent to September 30, 2011. In addition, the increase was due to the ownership of more properties during the nine months ended September 30, 2012 than in the nine months ended September 30, 2011, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.
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
Property and asset management expenses increased $14.7 million, or 77%, to $33.9 million for the nine months ended September 30, 2012, compared to $19.2 million for the nine months ended September 30, 2011. Property management fees increased $4.0 million, or 77%, to $9.2 million for the nine months ended September 30, 2012 from $5.2 million for the nine months ended September 30, 2011. The increase in property management fees was primarily due to an increase in cash receipts related to an increase in rental and other property income for the nine months ended September 30, 2012, from the 334 properties acquired subsequent to September 30, 2011.
Asset management fees increased $9.8 million, or 79%, to $22.2 million for the nine months ended September 30, 2012, from $12.4 million for the nine months ended September 30, 2011. The increase in asset management fees was primarily due to an increase in the average invested assets to $6.0 billion for the nine months ended September 30, 2012, from $4.0 billion for the nine months ended September 30, 2011.
In addition, during the nine months ended September 30, 2012, we recorded $2.4 million related to reimbursement of expenses incurred by our advisor in performing property and asset management services, compared to $1.6 million for the nine months ended September 30, 2011. The increase was primarily due to expenses incurred by our advisor related to management of 334 additional rental income-producing properties acquired subsequent to September 30, 2011.
Acquisition Related Expenses. Acquisition related expenses decreased $3.3 million, or 7%, to $43.9 million for the nine months ended September 30, 2012, compared to $47.2 million for the nine months ended September 30, 2011. The decrease is due to acquisition related expenses incurred in connection with the purchase of 287 commercial properties, for an aggregate purchase price of $1.5 billion, during the nine months ended September 30, 2012, compared to 184 commercial properties, for an aggregate purchase price of $1.8 billion, during the nine months ended September 30, 2011. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We also reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan, other than for personnel costs for which our advisor receives acquisition fees.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $50.1 million, or 76%, to $115.9 million for the nine months ended September 30, 2012, compared to $65.8 million for the nine months ended September 30, 2011. The increase was primarily due to an increase in the average invested assets to $6.0 billion for the nine months ended September 30, 2012, from $4.0 billion for the nine months ended September 30, 2011.
Equity in Income of Unconsolidated Joint Ventures. Equity in income of Unconsolidated Joint Ventures increased $200,000, or 18%, to $1.3 million for the nine months ended September 30, 2012, compared to $1.1 million for the nine months ended September 30, 2011. The increase is primarily due to the acquisition of four of the Unconsolidated Joint Ventures during the nine months ended September 30, 2012.
Other Income. Other income during the nine months ended September 30, 2012 primarily consisted of non-recurring net proceeds of $2.7 million received as a result of a seller terminating a purchase agreement, as discussed in Note 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. In addition, we received net proceeds of $664,000 as a result of the sale and condemnation of two land parcels during the nine months ended September 30, 2012. Other income also includes interest income on uninvested cash.

Interest Expense. Interest expense increased $48.9 million, or 91%, to $102.9 million for the nine months ended September 30, 2012, compared to $54.0 million during the nine months ended September 30, 2011. The increase was primarily due to an increase in the average aggregate amount of notes payable and other borrowings outstanding to $2.8 billion during the nine months ended September 30, 2012, from $1.6 billion for the nine months ended September 30, 2011. In addition, the increase was due to a $9.3 million loss reclassified from accumulated other comprehensive income into interest expense on an ineffective interest rate swap as it related to one of the Held for Sale Properties during the nine months ended September 30, 2012. See Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on 10-Q for further information.
Income from Discontinued Operations. Income from discontinued operations was $5.2 million for the nine months ended September 30, 2012, compared to $6.9 million for the nine months ended September 30, 2011. The decrease was primarily due to the sale of the Drugstore Properties on March 9, 2012, as compared to a full nine months of operations for these properties during the nine months ended September 30, 2011.
Gain on sale of real estate assets. During the nine months ended September 30, 2012, we recorded a gain on the sale of the Drugstore Properties of $14.8 million. No similar transactions occurred during the nine months ended September 30, 2011.
Funds From Operations and Modified Funds From Operations
Funds From Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and widely recognized by investors and analysts as one measure of operating performance of a real estate company. The FFO calculation excludes items such as real estate depreciation and amortization, gains and losses on the sale of depreciable real estate and impairments of depreciable real estate. Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the historical cost accounting method alone is insufficient. In addition, FFO excludes gains and losses from the sale of depreciable real estate and impairment charges on depreciable real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs. We compute FFO in accordance with NAREIT’s definition.
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

Our calculation of FFO and MFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, is presented in the table below for the three and nine months ended September 30, 2012 and 2011 (in thousands). FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET INCOME ATTRIBUTABLE TO THE COMPANY	$18,567	$1,271	$77,727	$26,011
Depreciation of real estate assets	27,800	17,368	75,579	42,905
Amortization of lease related costs	14,566	9,240	40,349	22,927
Depreciation and amortization of real estate assets from discontinued operations	2,014	2,341	6,149	7,019
Depreciation and amortization of real estate assets in unconsolidated joint ventures	1,549	395	3,153	1,224
Gain on sale and condemnation of real estate assets	—	—	(15,445)	—
Funds from operations (FFO)	64,496	30,615	187,512	100,086
Acquisition related expenses	11,104	24,480	43,923	47,201
Modified funds from operations (MFFO)	$75,600	$55,095	$231,435	$147,287
Set forth below is additional information that may be helpful in assessing our operating results:

•
In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $8.9 million and $24.2 million during the three and nine months ended September 30, 2012, respectively, and $6.8 million and $17.8 million during the three and nine months ended and September 30, 2011, respectively. In addition, related to the Unconsolidated Joint Ventures, straight-line revenue of $130,000 and $208,000 for the three and nine months ended September 30, 2012, respectively, and $53,000 and $65,000 for the three and nine months ended and September 30, 2011, respectively is included in equity in income of unconsolidated joint ventures on the condensed consolidated unaudited statements of operations.

•
Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $3.9 million and $10.5 million during the three and nine months ended September 30, 2012, respectively, and $2.5 million and $5.6 million during the three and nine months ended and September 30, 2011, respectively. In addition, related to the Unconsolidated Joint Ventures, amortization of deferred financing costs of $74,000 and $131,000 for the three and nine months ended September 30, 2012, respectively, and $13,000 and $40,000 for the three and nine months ended September 30, 2011, respectively, is included in equity in income of unconsolidated joint ventures on the condensed consolidated unaudited statements of operations.

•
During the nine months ended September 30, 2012, a purchase agreement was terminated and the seller paid us a breakage fee and reimbursed us for certain underwriting expenses paid. We recorded these proceeds, net of underwriting expenses and advisor reimbursements, of $2.7 million as other income.

•
During the nine months ended September 30, 2012, a $9.3 million loss was reclassified from accumulated other comprehensive income into interest expense on an ineffective interest rate swap as it related to one of the Held for Sale Properties.

Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001776144 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2012 and ending on December 31, 2012.
During the nine months ended September 30, 2012 and 2011, we paid distributions of $218.4 million and $138.7 million, respectively, including $125.0 million and $78.3 million, respectively, through the issuance of shares pursuant to our DRIP. Our 2012 distributions were funded by net cash provided by operating activities of $178.6 million, or 82%, distributions received in excess of income from the Unconsolidated Joint Ventures of $4.7 million, or 2%, and proceeds from the issuance of common stock of $35.1 million, or 16%. Our 2011 distributions were funded by net cash provided by operating activities of $97.1 million, or 70%, return of capital from the Unconsolidated Joint Ventures of $611,000, or 1%, and proceeds from the issuance of common stock of $41.0 million, or 29%. Net cash provided by operating activities for the nine months ended September 30, 2012 and 2011, reflects a reduction for real estate acquisition related costs incurred and expensed of $43.9 million and $47.2 million, respectively, in accordance with GAAP.  We treat our real estate acquisition expenses as funded by proceeds from the offering of our shares, including proceeds from the DRIP Offering. Therefore, for consistency, proceeds from the issuance of common stock for the nine months ended September 30, 2012 and 2011 have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities.
Share Redemptions
Our share redemption program provides that we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve months prior to the end of the fiscal quarter for which the redemptions are being paid (the “Trailing Twelve-month Cap”); provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the Trailing Twelve-month Cap. In addition, all redemptions, including those upon death or qualifying disability, are limited to those that can be funded with cumulative net proceeds from the sale of shares through our DRIP. The redemption price per share (other than shares pursuant to our DRIP) will depend on the price paid for the shares (until such time as our board of directors has determined a reasonable estimate of the value of our shares) and the length of time the stockholder has held such shares. The redemption price for shares purchased pursuant to our DRIP will be the amount paid for such shares or, after our board of directors has determined a reasonable estimate of the value of our shares, the most recent estimated value of each share. During the nine months ended September 30, 2012 we received valid redemption requests relating to approximately 4.7 million shares, which we redeemed in full for $46.1 million (an average of $9.78 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. We have funded and intend to continue funding share redemptions with proceeds of our DRIP Offering. Subsequent to September 30, 2012, we redeemed approximately 2.3 million shares for a total of $22.5 million, or an average price per share of $9.84.
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
Liquidity and Capital Resources
General
As of September 30, 2012, we had cash and cash equivalents of $83.8 million and available borrowings of $60.0 million under our Credit Facility. Additionally, as of September 30, 2012, we had unencumbered properties with a gross book value of $2.4 billion, including $1.5 billion of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to our Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under our Credit Facility.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through cash flows provided by operations and proceeds from the DRIP Offering. Operating cash flows are expected to increase as additional properties are added to our portfolio. As of September 30, 2012, we and one of the Consolidated Joint Ventures had a total of $43.6 million of fixed rate debt and construction facilities maturing within the next 12 months. In addition, we have repurchase agreements of $103.4 million maturing within the next 12 months that we may elect to renew for periods of 90 days until the respective CMBS mature. The CMBS have a weighted average remaining term of 9.6 years. If we are unable to extend, finance, or refinance the amounts maturing, we expect to pay down any remaining amounts through a combination of the use of available cash, cash provided by property operations, available borrowings on our Credit Facility, borrowings on our unencumbered properties and/or proceeds from our DRIP Offering. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.

Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any future debt financings. Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses and debt maturities from our cash flow from operations, and we expect to meet cash needs for acquisitions and debt maturities from the net proceeds from the DRIP Offering and from secured or unsecured borrowings on our current unencumbered properties and future properties, refinancing of current debt, borrowings on our Credit Facility and the strategic sale of properties.
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions as necessary, including the proceeds from the DRIP Offering, borrowing on the Credit Facility and/or future borrowings on our unencumbered assets. During the nine months ended September 30, 2012, we funded distributions to our stockholders with cash flows from operations, distributions received in excess of income from the Unconsolidated Joint Ventures and proceeds from the issuance of common stock as discussed above in the section captioned “Distributions.” The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios, and leverage ratios. These covenants may limit our ability to incur additional debt and make borrowings on the Credit Facility.
As of September 30, 2012, we had issued approximately 487.4 million shares of our common stock in the Offerings resulting in gross proceeds of $4.8 billion. As of September 30, 2012, we had redeemed a total of approximately 10.3 million shares of common stock for a cost of $99.9 million, at an average price per share of $9.73.
As of September 30, 2012, we and the Consolidated Joint Ventures had $3.2 billion of debt outstanding. See Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Additionally, the ratio of debt to gross real estate and related assets net of gross intangible lease liabilities, as of September 30, 2012, was 44% and the weighted average years to maturity was 5.1 years.
Our contractual obligations as of September 30, 2012, were as follows (in thousands):

	Payments due by period (1) (2) (3)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years (9)
Principal payments - fixed rate debt(4)	$2,185,817	$36,548	$360,408	$273,668	$1,515,193
Interest payments - fixed rate debt	727,193	108,593	212,011	168,992	237,597
Principal payments - variable rate debt	53,700	—	41,950	11,750	—
Interest payments - variable rate debt(5)	3,612	1,445	1,990	177	—
Principal payments - construction facilities(6)	14,933	7,020	7,913	—	—
Interest payments - construction facilities	427	384	43	—	—
Principal payments - credit facility	796,750	—	796,750	—	—
Interest payments - credit facility(7)	42,578	24,292	18,286	—	—
Principal payments - repurchase agreements(8)	103,402	103,402	—	—	—
Interest payments - repurchase agreements	276	276	—	—	—
Total	$3,928,688	$281,960	$1,439,351	$454,587	$1,752,790
_______________

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of September 30, 2012, we had $556.6 million of variable rate debt fixed through the use of interest rate swaps. We used the rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(3)
The table above does not include loan amounts associated with certain unconsolidated joint venture arrangements of $170.9 million, of which $10.2 million is recourse to CCPT III OP. These loans mature on various dates ranging from November 2015 to July 2021.

(4)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties and our Consolidated Joint Ventures. As of September 30, 2012, the fair value adjustment, net of amortization, of mortgage notes assumed was $970,000.

(5)	Rates ranging from 2.46% to 2.96% were used to calculate the variable debt payment obligations in future periods. These were the rates effective as of September 30, 2012.

(6)	The construction facilities have an aggregate commitment, if fully funded, of $47.8 million related to our development project.

(7)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the respective interest rates of 3.45% and 3.15%, which are the rates fixed under the respective executed swap agreements that had the effect of fixing the variable interest rates per annum through the maturity date of June 2014.

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
As of September 30, 2012, we had entered into agreements with unaffiliated third-party sellers to purchase a 100% interest in five retail properties, subject to meeting certain criteria, for an aggregate purchase price of $259.8 million, exclusive of closing costs. As of September 30, 2012 we had $7.7 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, all of which will be forfeited if the transactions are not completed under certain circumstances. As of November 9, 2012, none of these escrow deposits had been forfeited.
We also own properties subject to earnout provisions obligating us to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the properties. Assuming all the conditions are satisfied, we estimate that we would be obligated to pay $6.3 million in accordance with the purchase agreements.
As of September 30, 2012, the Company also owned a land parcel, upon which an office building is being developed. Based on budgeted construction costs, the cost to complete the facility is estimated to be $45.8 million in aggregate. The construction will be funded by a construction loan facility totaling $33.8 million. As of September 30, 2012, $7.9 million was outstanding under the construction facility.
Cash Flow Analysis
Operating Activities. During the nine months ended September 30, 2012, net cash provided by operating activities increased $81.5 million, or 84%, to $178.6 million, compared to $97.1 million for the nine months ended September 30, 2011. The change was primarily due to increases in net income of $51.3 million and depreciation and amortization expenses totaling $55.1 million, partially offset by the gain on sale and condemnation of real estate assets of $15.4 million and a change in deferred rent and other liabilities of $7.2 million for the nine months ended September 30, 2012. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased $171.0 million, or 9%, to $1.7 billion for the nine months ended September 30, 2012 compared to $1.8 billion for the nine months ended September 30, 2011. The decrease is primarily due to the acquisition of 287 commercial properties for an aggregate purchase price of $1.5 billion during the nine months ended September 30, 2012, compared to 184 commercial properties for an aggregate purchase price of $1.8 billion for the nine months ended September 30, 2011, combined with cash proceeds from the sale and condemnation of real estate assets of $69.2 million for the nine months ended September 30, 2012. The decrease was partially offset by an increase in cash used for the investment in and advances to unconsolidated joint ventures of $77.6 million for the nine months ended September 30, 2012.
Financing Activities. Net cash provided by financing activities decreased $392.2 million, or 23%, to $1.3 billion for the nine months ended September 30, 2012, compared to $1.7 billion for the nine months ended September 30, 2011. The decrease was primarily due to an increase in the repayment of notes payable and other borrowings of $651.1 million, which was partially offset by an increase in the proceeds from notes payable and other borrowings of $324.3 million for the nine months ended September 30, 2012.

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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate and Related Assets;

•	Allocation of Purchase Price of Real Estate and Related Assets;

•	Discontinued Operations;

•	Sale of Real Estate Assets;

•	Revenue Recognition;

•	Investment in Unconsolidated Joint Ventures;

•	Investment in Notes Receivable;

•	Investment in Marketable Securities;

•	Income Taxes; and

•	Derivative Instruments and Hedging Activities.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Discontinued Operations and Sale of Real Estate Assets were not considered critical accounting policies for the year ended December 31, 2011 because such transactions had not occurred at the time. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011, and related notes thereto.
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
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
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
Subsequent Events
Certain events occurred subsequent to September 30, 2012 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 14 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation. Such events are:

•	Issuance of shares of common stock in the DRIP Offering;

•	Redemption of shares of common stock;

•	Investment in real estate and related assets;

•	Sale of real estate and related assets;

•	Notes payable and other borrowings; and

•	Held for sale properties.
New Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of September 30, 2012 and December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2012, we and two of the Consolidated Joint Ventures had $690.0 million of variable rate debt, including the Revolving Loans and the repurchase agreements, and therefore we are exposed to interest rate changes in LIBOR. As of September 30, 2012, a change of 50 basis points in interest rates would result in a change in interest expense of $3.5 million per annum, assuming all of our derivatives remain effective hedges. In the future we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.
As of September 30, 2012, we had 52 interest rate swap agreements outstanding, which mature on various dates from June 2014 through April 2021, with an aggregate notional amount under the swap agreements of $835.4 million and an aggregate net fair value of $(33.9) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2012, an increase of 50 basis points in interest rates would result in a decrease to the fair value of the derivative liability of $10.6 million.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2012, were effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2012, we had issued approximately 487.4 million shares in the Offerings for gross proceeds of $4.8 billion, out of which we paid $401.1 million in selling commissions and dealer manager fees and $62.1 million in organization and offering costs to our advisor or its affiliates. With the net offering proceeds, we and the Consolidated Joint Ventures acquired $6.6 billion in real estate and related assets and interests in the Unconsolidated Joint Ventures of $84.5 million and paid costs of $184.4 million in acquisition related expenses. As of November 9, 2012, we have sold approximately 490.5 million shares in the Offerings for gross offering proceeds of $4.9 billion.
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
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended September 30, 2012, we redeemed shares, including those due to death, as follows:

	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2012	2,500	$10.00	2,500	(1)
August 2012	2,234,085	$9.83	2,234,085	(1)
September 2012	—	$—	—	(1)
Total	2,236,585		2,236,585	(1)
________________

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2012 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended September 30, 2012 that would require a response to this item.

Item 6.	Exhibits
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
Date: November 9, 2012

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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