Form 10-K
period 2012-12-31
Cole Credit Property Trust III, Inc.
filed 2013-03-29
CIK 1425923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-53960
COLE CREDIT PROPERTY TRUST III, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-1846406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2325 East Camelback Road, Suite 1100 Phoenix, Arizona, 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

None	None
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☒    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐          No ☒
There is no established market for the registrant’s shares of common stock. There were approximately 482.1 million shares of common stock held by non-affiliates at June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of common stock outstanding as of March 26, 2013 was approximately 496.7 million.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Credit Property Trust III, Inc. Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Cole Credit Property Trust III, Inc., other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our future financial and operating results, our plans, strategies, and prospects, including statements about outcomes of pending lawsuits and the benefits of the business combination transaction involving Cole Credit Property Trust III, Inc. and Cole Holdings Corporation, and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the Item 1A. “Risk Factors” section of this Annual Report on Form 10-K.

PART I
ITEM 1.    BUSINESS
Formation
Cole Credit Property Trust III, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation formed on January 22, 2008, that elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. We were organized to acquire and operate a diversified portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. As of December 31, 2012, we owned 1,014 properties, comprising 43.1 million rentable square feet of single and multi-tenant retail and commercial space located in 47 states, including properties owned through consolidated joint venture arrangements. As of December 31, 2012, the rentable space at these properties was 99% leased. As of December 31, 2012, we also owned 29 commercial mortgage backed securities (“CMBS”) and three notes receivable. In addition, through unconsolidated joint venture arrangements, as of December 31, 2012, we had interests in 12 properties comprising 2.3 million gross rentable square feet of commercial space.
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
We ceased offering shares of common stock in our initial primary offering (the “Initial Offering”) on October 1, 2010. At the completion of the Initial Offering, a total of approximately 217.5 million shares of common stock had been issued, including approximately 211.6 million shares issued in the primary offering and approximately 5.9 million shares issued pursuant to a distribution reinvestment plan (the “DRIP”). The remaining 32.5 million unsold shares in the Initial Offering were deregistered.
On September 22, 2010, the registration statement for a follow-on offering of 275.0 million shares of our common stock (the “Follow-on Offering”) was declared effective by the SEC. We commenced sales of the common stock pursuant to the Follow-on Offering after the termination of the Initial Offering on October 1, 2010. Of the 275.0 million shares registered pursuant to the Follow-on Offering, we offered up to 250.0 million shares in our primary offering at a price of $10.00 per share and up to 25.0 million shares pursuant to the DRIP at a price of $9.50 per share. We ceased issuing shares in the Follow-on Offering on April 27, 2012. At the completion of the Follow-on Offering, a total of approximately 262.2 million shares of common stock had been issued, including approximately 242.9 million shares issued in the primary offering and approximately 19.3 million shares issued pursuant to the DRIP. The remaining 12.8 million unsold shares in the Follow-on Offering were deregistered.
In addition, we registered 75.0 million shares of common stock under the DRIP pursuant to a registration statement filed on Form S-3 (the “DRIP Offering” and collectively with the Initial Offering and Follow-on Offering, the “Offerings”), which was filed with the SEC on March 14, 2012 and automatically became effective with the SEC upon filing. We will continue to issue shares of common stock under the DRIP Offering until such time as our shares are listed on a national securities exchange or our DRIP Offering is otherwise terminated by our board of directors.
As of December 31, 2012, we had issued approximately 492.1 million shares of our common stock in the Offerings, including approximately 12.4 million shares issued in the DRIP Offering. We had aggregate gross proceeds from the Offerings of $4.9 billion (including shares sold pursuant to the DRIP) as of December 31, 2012, before share redemptions of $122.4 million and offering costs, selling commissions and dealer management fees of $463.2 million.

On March 5, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cole Holdings Corporation (“Holdings”), CREInvestments, LLC (“Merger Sub”) and Christopher H. Cole. The Merger Agreement provides for the merger of Holdings with and into Merger Sub (the “Merger”), with Merger Sub surviving and continuing its existence under the laws of the state of Maryland as our wholly owned subsidiary. The consummation of the Merger is subject to various conditions. Upon consummation of the Merger, we intend to list our shares of common stock on the New York Stock Exchange (the “NYSE”). Refer to Note 2 to our consolidated financial statements in this Annual Report on Form 10-K for further discussion regarding the Merger.
On March 19, 2013, our board of directors received an unsolicited proposal from American Realty Capital Properties, Inc. (“ARCP”) to acquire our Company for a combination of cash and shares of ARCP common stock. The special committee of our board of directors, which consists of all of our independent directors (the “Special Committee”), reviewed the unsolicited proposal from ARCP and determined that the proposed sale to ARCP would not be in the best interests of our Company and our stockholders. Further, the Special Committee affirmed its commitment to the Merger. The Special Committee noted that Holdings is a full-scale real estate investment management firm that currently manages over $12.0 billion of real estate assets for over 160,000 individual investors represented by more than 13,000 financial advisors.
On March 27, 2013, our board of directors received a revised unsolicited proposal from ARCP to acquire our Company after the Merger, for a combination of cash and shares of ARCP common stock. The Special Committee is currently reviewing the revised proposal from ARCP.
There are no assurances that the proposed Merger will be consummated on the expected timetable, or at all. If the Merger is consummated, it is expected to increase the scope of our business and as a result our 2012 results of operations may not necessarily be representative of our future results of operations. Unless otherwise stated, all disclosures and discussion in this Form 10-K do not include the expected effects of the Merger.
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
For over three decades, our sponsor, Cole Real Estate Investments, has developed and utilized this investment approach in acquiring and managing core commercial real estate assets primarily in the retail sector but in the office and industrial sectors as well. We believe that our sponsor’s experience in assembling real estate portfolios, which principally focus on national and regional creditworthy tenants subject to long-term leases, will provide us with a competitive advantage. In addition, our sponsor has built a business of over 350 employees, who are experienced in the various aspects of acquiring, financing and managing commercial real estate, and that our access to these resources also will provide us with an advantage.

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
To the extent feasible, we seek to achieve a well-balanced portfolio diversified by geographic location, age and lease maturities of the various properties. We pursue properties leased to tenants representing a variety of retail industries to avoid concentration in any one industry. These industries include all types of retail establishments, such as big box retailers, convenience stores, drug stores and restaurant properties. Tenants of our properties also are diversified between national, regional and local brands. We generally target properties with lease terms in excess of ten years. We have acquired and may continue to acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics. We currently expect all of our acquisitions will be in the United States, including U.S. protectorates.
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

We incur debt to acquire properties consistent with borrowing policies approved by our board of directors. In addition, from time to time, we have acquired and may continue to acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We use the proceeds from these loans to acquire additional properties. See “—Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.
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

Our advisor considers whether properties are leased by, or have leases guaranteed by, companies that maintain an investment grade rating by either Standard and Poor’s or Moody’s Investor Services. Our advisor also will consider non-rated and non-investment grade rated tenants that we consider creditworthy, as described in “—Real Estate Underwriting Process” above.
Conditions to Closing Our Real Estate Acquisitions
Generally, we condition our obligation to close the purchase of any real estate investment on the delivery and verification of certain documents from the seller or developer, including, where appropriate:

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
In purchasing, leasing and developing properties, we will be subject to risks generally incident to the ownership of real estate. See Item 1A. “Risk Factors—General Risks Related to Investments in Real Estate.”
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
Joint Venture Investments
We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of our advisor, including other real estate programs sponsored by affiliates of our advisor, and other third parties for the acquisition, development or improvement of properties or the acquisition of other real estate-related investments. We have and may continue to also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, our advisor evaluates the underlying real property or other real estate-related investment using the same criteria described above in “—Real Estate Investment Decisions” for the selection of our real property investments. Our advisor also evaluates the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.
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
Our advisor’s officers and key persons may have conflicts of interest in determining which real estate program sponsored by Cole Real Estate Investments should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our advisor’s officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since some or all of our advisor’s officers and key persons will also advise the affiliated co-venturer, agreements and transactions between us and any other real estate programs sponsored by Cole Real Estate Investments co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.
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
To help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. Our advisor will enter into contracts on our behalf with contractors or developers for such construction services. If we contract with an affiliate of our advisor for such services, we will obtain the approval of a majority of our independent directors that the contract is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. Our advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. See Item 1A. “Risk Factors—General Risks Related to Investments in Real Estate.”
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
There is no limitation on the amount we may borrow against any single improved property. However, pursuant to our charter, we are required to limit our aggregate borrowings to 75% of the cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of December 31, 2012, we had a ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities of 45%.

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
We may not borrow money from any of our directors or from our advisor or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. During the years ended December 31, 2012 and 2011, we did not acquire any properties or borrow any funds from affiliates of our advisor.
Disposition Policies
We intend to hold each property we acquire for an extended period of time, generally eight to ten years from the time of acquisition. Holding periods for other real estate-related investments will vary. However, circumstances might arise that could result in the early sale of some properties. We have sold, and may continue to sell, properties before the end of their expected holding period if we believe the sale of the property would be in the best interests of our stockholders. During the year ended December 31, 2012, we sold 28 properties for an aggregate gross sales price of $573.8 million and recorded a gain of $108.5 million. See Note 9 to our consolidated financial statements in this Annual Report on form 10-K for additional information on the sales.
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

Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with CR III Advisors and its affiliates, including conflicts related to the arrangements pursuant to which we will compensate our advisor and its affiliates. While our independent directors will act on our behalf, our agreements and compensation arrangements with our advisor and its affiliates may not be determined by arm’s-length negotiations, since the approval process may be impacted by the fact that our stockholders invested with the understanding and expectation that an affiliate of Cole Real Estate Investments would act as our advisor. Some of the potential conflicts of interest in our transactions with our advisor and its affiliates, and certain conflict resolution procedures set forth in our charter, are described below. Although we cannot guarantee that the Merger will be consummated, we believe that the Merger would have the effect of reducing the conflicts of interest we currently experience as a result of being externally managed.
Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise, and all of our directors have a fiduciary obligation to act on behalf of our stockholders.
Interests in Other Real Estate Programs and Other Concurrent Offerings
 Our officers and affiliates of our advisor endeavor to balance our interests with the interests of real estate programs sponsored by Cole Real Estate Investments to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of our stock. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.
Affiliates of our advisor act as an advisor to, and Christopher H. Cole, our chairman, president and chief executive officer, and D. Kirk McAllaster, Jr., our executive vice president, chief financial officer and treasurer, act as officers and/or directors of Cole Credit Property Trust, Inc. (“CCPT I”), Cole Credit Property Trust II, Inc. (“CCPT II”), Cole Corporate Income Trust, Inc. (“CCIT”), Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”) and/or Cole Credit Property Trust IV, Inc. (“CCPT IV”), REITs that have investment objectives and targeted assets similar to ours. In addition, Marc T. Nemer, one of our directors, also is a director of CCPT I, CCIT, Cole Income NAV Strategy and CCPT IV, one of our independent directors also is an independent director of CCIT, and another one of our independent directors also is an independent director of CCPT IV. CCPT I, CCPT II and CCPT IV focus primarily on the retail sector, CCIT is focused on the office and industrial sectors, and Cole Income NAV Strategy focuses on the retail, office and industrial sectors.
CCPT I and CCPT II are no longer offering shares for investment. CCPT I may seek to acquire additional properties using proceeds from the sale of one or more of its assets, which may be similar to properties in which we invest. On January 22, 2013, CCPT II entered into an Agreement and Plan of Merger with Spirit Reality Capital, Inc., a publicly listed REIT. The transaction is expected to close during the third quarter of 2013. CCIT commenced an initial public offering of up to $2.975 billion of shares of common stock in February 2011. Cole Income NAV Strategy commenced an initial public offering of up to $4.0 billion of shares of common stock in December 2011. CCPT IV commenced an initial public offering of up to $2.975 billion of shares of common stock in January 2012. CCPT IV is an active investor in real estate and real estate-related investments, and the investment objective and strategy of CCPT IV overlaps with our investment objective and strategy, thereby increasing the likelihood of potential acquisitions being appropriate for CCPT IV and for us. CCIT and Cole Income NAV Strategy also are active investors in real estate and real estate-related investments, and, although CCIT focuses primarily on the office and industrial sector, and Cole Income NAV Strategy focuses on commercial properties in the retail, office and industrial sectors, we anticipate that many investments that will be appropriate for investment by us also will be appropriate for investment by CCIT and Cole Income NAV Strategy.
Affiliates of our advisor, and entities owned or managed by such affiliates, also may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of advisor, and entities owned or managed by such affiliates, intend to form additional real estate investment entities in the future, whether public or private, which can be expected to have the same or similar investment objectives and policies as we do and which may be involved in the same geographic area. Our advisor, its affiliates and affiliates of our directors and officers are not obligated to present to us any particular investment opportunity that comes to their attention, even if such opportunity is of a character that might be suitable for investment by us. Our advisor and its affiliates, as well as our officers and affiliated directors, likely will experience conflicts of interest as they simultaneously perform services for us and other real estate programs sponsored by Cole Real Estate Investments.

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
From time to time, we may borrow funds from affiliates of our advisor, including our sponsor, as bridge financing to enable us to acquire a property when offering proceeds alone are insufficient to do so and third party financing has not been arranged. Any and all such transactions must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties; provided, however, that our advisor or its affiliates has paid and may continue to pay costs on our behalf, pending our reimbursement, or we may defer payment of fees to our advisor or its affiliates, neither of which would be considered a loan. During the years ended December 31, 2012 and 2011, we did not purchase any properties or borrow any funds from affiliates of our advisor.
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
Employees
We have no direct employees. The employees of CR III Advisors and other affiliates of our advisor provide services for us related to acquisition and disposition, property management, asset management, financing, accounting, investor relations, and administration. The employees of Cole Capital Corporation (“Cole Capital”), our dealer manager and an affiliate of our advisor, provided wholesale brokerage services.
We are dependent on our advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources. If the Merger is completed, we will have over 350 employees and will handle all of these functions for ourselves and for other Cole-sponsored entities.

We reimburse CR III Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting, offering and investor relations services to us, including personnel costs, subject to certain limitations. During the years ended December 31, 2012, 2011 and 2010, $8.3 million, $6.8 million and $4.7 million, respectively, were incurred for the reimbursement of services provided by CR III Advisors and its affiliates in connection with the acquisition, management and financing of our assets. In addition, during the years ended December 31, 2012, 2011 and 2010, $13.2 million, $21.6 million and $14.0 million, respectively, was recorded for the reimbursement of personnel costs and third-party costs allocated in connection with the issuance of shares pursuant to the Offerings.
Insurance
See sections captioned “—Acquisition and Investment Policies—Description of Leases” and “—Environmental Matters.”
Reportable Segments
We operate on a consolidated basis in our commercial properties segment. See Note 3 to our consolidated financial statements in this Annual Report on Form 10-K.
Competition
As we purchase properties for our portfolio, we are in competition with other potential buyers for the same properties, and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although our properties are currently 99% leased and we intend to acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for our properties.
Concentration of Credit Risk
As of December 31, 2012, we had cash on deposit, including restricted cash, in 12 financial institutions, eight of which had deposits in excess of current federally insured levels totaling $93.0 million; however, we have not experienced any losses in such accounts. We limit investment of cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on cash.
As of December 31, 2012, no single tenant accounted for greater than 10% of our 2012 gross annualized rental revenues. As of December 31, 2012, tenants in the restaurant industry comprised 10% of our 2012 gross annualized rental revenues. Additionally, we have certain geographic concentrations in our property holdings. In particular, as of December 31, 2012, 190 of our properties were located in Texas, accounting for 17% of our 2012 gross annualized rental revenues.
Environmental Matters
In connection with the ownership and operation of real estate, we potentially may be liable for costs and damages related to environmental matters. We own certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified us against future remediation costs. We also carry environmental liability insurance on our properties which provides coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. Accordingly, we do not believe that it is reasonably possible that the environmental matters identified at such properties will have a material effect on our results of operations, financial condition or liquidity, nor are we aware of any environmental matters at other properties which we believe are reasonably possible to have a material effect on our results of operations, financial condition or liquidity. See “—Acquisition and Investment Policies—Conditions to Closing Our Acquisitions” for a description of the steps we may take to ensure environmental compliance in the properties we acquire.
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed Registration Statements on Form S-11, amendments to our Registration Statements and supplements to our prospectuses in connection with our Offerings. We have filed and we will file documents in connection with our Merger with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

ITEM 1A.     RISK FACTORS
Set forth below are investment risks that we believe are material to investors.
Risks Related to an Investment in Cole Credit Property Trust III, Inc.
Failure to complete the Merger could negatively impact the value of our common stock and the future value of our business and financial results.
The Merger is subject to a number of closing conditions, including, among other things, certain third party consents and regulatory approvals. If the Merger is not completed, our ongoing business could be adversely affected and we will be subject to several risks, including being required, under certain circumstances, to pay up to $2.0 million in expense reimbursement. These risks could negatively impact the value of our common stock, the future value of our business and our financial results. In addition, whether or not the Merger is completed, we are subject to several risks, including the following:

•	having to pay certain costs relating to the proposed Merger, such as legal, accounting and financial advisor fees; and

•	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Merger.
If we do not complete the Merger and a subsequent listing of our shares on the NYSE, there will continue to be no public trading market for our shares and there may never be one; therefore, your shares may continue to have limited liquidity.
There currently is no public market for our shares and, absent the completion of the proposed Merger and a subsequent listing of our shares on the NYSE, there may never be one. In addition, we do not have a fixed liquidation date. If the Merger and the subsequent listing of our shares on the NYSE are not completed, our stockholders will not have the opportunity to sell their shares and our board of directors will review other alternatives for a liquidity event, which may not occur in the near term. If the Merger does not occur and/or our shares are not listed on the NYSE, and you seek to sell your shares, you may not sell your shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also currently prohibits the ownership of more than 9.8% of our stock, or more than 9.8% in value or number of shares (whichever is more restrictive) of our common stock, by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. If we do not complete the Merger and the subsequent listing of our shares on the NYSE, you may have to hold your shares for an indefinite period of time or, if you are able to sell your shares, you likely would have to sell them at a substantial discount to the price you paid for the shares.
If a proposed amendment and restatement of our charter is not approved by our stockholders, we may not seek to list our shares on the NYSE and your shares may continue to have limited liquidity.
We believe that an amendment and restatement of our charter is desirable in connection with a listing of our common stock on the NYSE. The holders of a majority of the outstanding shares of our common stock are required to approve an amendment and restatement of our charter. If the proposed amendment and restatement of our charter is not approved by our stockholders, we currently do not intend to list our common stock on the NYSE, although we are not prohibited from deciding to list our common stock. If we were to decide to list our common stock without the amendment and restatement of our charter, we believe that operating under our existing charter as a listed company could restrict our ability to compete effectively for investment opportunities and management talent and to attract and retain independent directors. If we do not list our shares on a national securities exchange, you may have to hold your shares for an indefinite period of time or, if you are able to sell your shares, you likely would have to sell them at a substantial discount to the price you paid for the shares.
You are limited in your ability to sell your shares pursuant to our share redemption program and may have to hold your shares for an indefinite period of time.
Our share redemption program includes numerous restrictions that would limit your ability to sell your shares. Generally, you must have held your shares for one year in order to participate in our share redemption program. Subject to funds being available, we will further limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve months prior to the end of the fiscal quarter for which the redemptions are being paid (the “Trailing Twelve-month Cap”) (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the Trailing Twelve-month Cap); (2) all redemptions, including those upon the death or qualifying disability, are limited to those that can be funded with cumulative net proceeds from the sale of shares through our DRIP; and (3) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our distribution reinvestment plan. In an effort to accommodate redemption requests throughout the calendar year, we limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing twelve-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally is limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the quarterly percentage caps); however, our board of directors may waive these quarterly limitations in its sole discretion. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any quarter, in which case quarterly redemptions will be made in the manner described under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Redemption Program” appearing elsewhere in this Annual Report on Form 10-K. Our board of directors may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days prior written notice. Additionally, our share redemption program will terminate automatically upon a listing, in connection with the Merger or otherwise, of our common stock on a national securities exchange. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.
Litigation against us could distract our management and/or negatively impact our operating results.
As noted below in Item 3. “Legal Proceedings”, we, along with our operating partnership, advisor and directors, have been named as defendants in complaints seeking monetary damages and seeking to have the Merger Agreement declared null and void.  Additional claims may be filed against us in connection with the proposed Merger. Although it is not possible to predict the outcome of litigation with any certainty, claims of this nature present a risk of protracted litigation, attorneys’ fees, costs and expenses, and diversion of management’s attention from the operation of our business.
The offering price for our DRIP shares is not based on the book value or net asset value of our current or expected investments or our current or expected cash flow.
The offering price for our DRIP shares is not based on the book value or net asset value of our current or expected investments or our current or expected cash flow. In the event that our shares are not listed on a national securities exchange prior to October 27, 2013 (which is 18 months following the completion of our Follow-On Offering), our board of directors intends to provide a reasonable estimate of the value of our shares prior to October 27, 2013 (which is 18 months following the completion of our Follow-On Offering). In such event, until such time as our board of directors determines a reasonable estimate of the value of our shares, the price of our shares is not intended to reflect the net asset value of our shares.
The value of your investment may be diluted if the offering price for our shares of common stock is less than the value of the DRIP shares.
Since the offering price for our shares is not based on the book value or net asset value of our current or expected investments or our current or expected operating cash flows, the value of your DRIP shares may, after you purchase them, be diluted if the offering price paid by future investors is lower than their fair value. It may be difficult for you to determine the fair value of our shares; therefore, the total dilution, if any, may be difficult for you to determine.
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

We have paid, and may continue to pay some of our distributions from sources other than cash flow from operations, including borrowings and proceeds from the sale of our securities or asset sales. Payments of distributions from sources other than cash flows from operations may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of your investment.
We expect that cash distributions to you generally will be paid from cash available or anticipated from the operating cash flows from our investments in properties, real estate securities, mortgage, bridge or mezzanine loans and other real estate-related assets. However, to the extent that cash flow from operations is insufficient to make distributions to you, we have paid, and in the future may pay, some of our distributions from sources other than cash flows from operations, including borrowings and proceeds from the sale of our securities or asset sales. We have no limits on the amounts we may pay from sources other than cash flows from operations. To the extent distributions are paid from sources other than cash flow from operations, we may have less capital available to invest in real estate and other real estate-related investments. This may negatively impact our ability to make investments, reduce current returns and negatively impact the value of your investment.
Because we have paid, and may continue to pay, distributions from sources other than our cash flow from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.
Our organizational documents permit us to make distributions from any source, including the sources described in the risk factor above. Because distribution funds may exceed our cash flow from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of your investment and could reduce your basis in our stock. A reduction in a stockholder’s basis in our stock could result in the stockholder recognizing more gain upon disposition of his or her shares, which in turn could result in greater taxable income to such stockholder. In addition, as of December 31, 2012, we had paid distributions in excess of our cash flow from operations, as defined by accounting principles generally accepted in the United States of America (“GAAP”), and we may continue to pay distributions in excess of our cash flow from operations in the future.
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
Our success depends to a significant degree upon certain key personnel of our advisor. If our advisor loses or is unable to obtain key personnel our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of our advisor, each of whom would be difficult to replace. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, our sponsor and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we currently do not separately maintain key person life insurance on Mr. Cole or any other person and we may not do so in the future. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our sponsor or advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations, business relationships or confidential information will not be negatively impacted by such an incident.
Risks Related to Conflicts of Interest
We will continue to be subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below.
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
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit your ability to dispose of your shares in the event we do not ultimately list our shares on the NYSE.
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
The global financial markets have undergone pervasive and fundamental disruptions since mid-2007. The disruptions in the global financial markets had an adverse impact on the availability of credit to businesses generally. To the extent that the global economic recession continues and/or intensifies, it has the potential to materially adversely affect the value of our properties and other investments we make, the availability or the terms of financing that we may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. If the current market environment was to persist or worsen or the global disruptions were to adversely affect the recovery of U.S. financial markets it could affect our operating results and financial condition as follows:

•
Debt Market - Since 2010, the volume of mortgage lending for commercial real estate has been increasing and lending terms have improved and continue to improve; however the real estate debt markets could begin experiencing increasing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies. Should overall borrowing costs increase, either by increases in the index rates or by increases in lender spreads, our operations may generate lower returns. In addition, dislocations in the debt markets could reduce the amount of capital that is available to finance real estate, which, in turn: (1) limits the ability of real estate investors to make new acquisitions and to potentially benefit from reduced real estate values or to realize enhanced returns on real estate investments; (2) could slow real estate transaction activity; and (3) may result in an inability to refinance debt as it becomes due. In addition, deterioration in the state of the debt markets could have a material adverse impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital. In addition, the failure of any lending source with which we entered, or enter, into a credit facility or line of credit would adversely affect our ability to meet our obligations if we were unable to replace the funding source.

•
Real Estate Market - The global economic recession caused commercial real estate values to decline substantially. The U.S. commercial real estate markets began a recovery in 2010 which has continued through 2012. However, if the global recession were to persist or worsen, or it were to affect the U.S. financial markets, there may be uncertainty in the valuation, or in the stability of the value, of the properties we own or may acquire that could result in a substantial decrease in the value of our properties. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings.

•
Government Intervention - The disruptions in the global financial markets have led to extensive and unprecedented government intervention. Although the government intervention is intended to stimulate the flow of capital and to strengthen the U.S. economy in the short term, it is impossible to predict the actual effect of the government intervention and what effect, if any, additional interim or permanent governmental intervention may have on the financial markets and/or the effect of such intervention on us.

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
The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (1) the lease transfers ownership of the property to the lessee by the end of the lease term; (2) the lease contains a bargain purchase option; (3) the non-cancelable lease term is more than 75% of the useful life of the asset; or (4) if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.
Recently, the U.S. Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (“IASB”) initiated a joint project to develop new guidelines to lease accounting. The FASB and IASB (collectively, the “Boards”) recently issued Exposure Drafts (the “Exposure Drafts”), which propose substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation would be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the Exposure Drafts could impact the method in which contractual lease payments would be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing proceeds from our Offerings, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to you.
The Exposure Drafts do not include a proposed effective date, are still being deliberated, and are subject to change. The Boards intend to complete their deliberations and publish a revised exposure draft during the first half of 2013; however, a final standard is not expected to be issued until 2013 or 2014.
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
In order to continue to qualify as a REIT after the Merger, if it is completed, we plan to hold substantially all of our non-qualifying REIT assets and conduct substantially all of our non-qualifying REIT income activities in or through one or more taxable real estate investment trust subsidiaries (“TRSs”).
Because the REIT rules limit our ability to receive distributions from TRSs, our ability to fund distribution payments using cash generated through our TRSs may be limited.
If the Merger is completed, we intend to operate our acquired investment management and real estate advisory business through one or more TRSs. Our ability to receive dividend distributions from our TRSs is limited by the rules with which we must comply to maintain our status as a REIT. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from real estate-related sources, which principally includes gross income from the leasing of our properties. Consequently, no more than 25% of our gross income may consist of dividend income from our TRSs and other non-qualifying types of income. Thus, our ability to receive distributions from our TRSs may be limited and may impact our ability to fund distributions to our stockholders using cash flows from our TRSs. Specifically, if our TRSs became highly profitable, we might become limited in our ability to receive dividends from our TRSs in an amount required to fund distributions to our stockholders commensurate with that profitability.

If we fail to qualify for taxation as a REIT, we may need to borrow funds or liquidate some investments to pay the additional tax liability. Were this to occur, funds available for investment would be reduced. REIT qualification involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”) to our operations, as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Although we plan to continue to operate in a manner consistent with the REIT qualification rules, we cannot assure you that we will so qualify or remain so qualified.
Our ownership of our TRSs will be subject to limitations that could prevent us from growing our investment management and real estate advisory business, and our transactions with our TRSs could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on an arm’s-length basis.
Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs, and compliance with this limitation could limit our ability to grow our investment management business. In addition, the Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We intend to monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% TRS limitation or to avoid application of the 100% excise tax.
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect their taxation. Such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and an extension of that legislation by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. One of the changes effected by that legislation generally reduced the maximum tax rate on qualified dividends paid by corporations to individuals to 15.0% through 2012. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending such 15.0% qualified dividend rate for 2013 and subsequent taxable years for those unmarried individuals with income under $400,000 and for married couples with income under $450,000. For those with income above such thresholds, the qualified dividend rate is 20.0%. REIT distributions, however, generally do not constitute qualified dividends and consequently are not eligible for this reduced maximum tax rate. Therefore, our stockholders will pay federal income tax on our distributions (other than capital gains dividends or distributions which represent a return of capital for tax purposes) at the applicable “ordinary income” rate, the maximum of which is currently 39.6%. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to you, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.
            Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our stockholders’ best interest.

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
If you are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, you should satisfy yourself that, among other things:

•	your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce unrelated business taxable income for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2012, we owned, through separate wholly-owned limited partnerships, limited liability companies or consolidated joint venture arrangements, a portfolio of 1,014 properties located in 47 states comprising 43.1 million gross rentable square feet of commercial space including square feet of buildings, which are on land subject to ground leases. As of December 31, 2012, 807 of the properties were freestanding, single-tenant retail properties, 120 of the properties were freestanding, single-tenant commercial properties, 70 of the properties were multi-tenant retail properties, 16 of the properties were office and industrial properties and one was a land parcel under construction. As of December 31, 2012, 99% of our rentable square feet was leased, with a weighted average remaining lease term of 12.7 years. As of December 31, 2012, we had outstanding debt of $3.3 billion, secured by certain of our properties and the related tenant leases.

In addition, through seven unconsolidated joint venture arrangements, as of December 31, 2012, we had interests in 12 properties comprising 2.3 million gross rentable square feet of commercial space for an aggregate investment of $96.8 million (the “Unconsolidated Joint Ventures”).
The following table shows the tenant diversification of our real estate portfolio, including properties owned through consolidated joint venture arrangements that held real estate assets with an aggregate book value of $55.0 million (the “Consolidated Joint Ventures”), based on gross annualized rental revenue, as of December 31, 2012:

			2012 Gross	Percentage of
	Total		Annualized	2012 Gross
	Number	Leased	Rental Revenue	Annualized
Tenant	of Leases	Square Feet (1)	(in thousands)	Rental Revenue
Walgreens - drugstore	76	1,117,766	$28,421	5%
Albertson’s - grocery	34	1,973,485	24,075	4%
PetSmart - pet supplies	41	1,281,846	23,152	4%
CVS - drugstore	58	914,799	22,128	4%
BJ’s Wholesale Club - warehouse club	3	2,229,933	19,106	3%
Apollo Group - education	1	599,664	14,557	3%
Wal-Mart - discount store	8	1,732,275	14,391	3%
L.A. Fitness - fitness	17	753,001	14,160	3%
Amazon - wholesale	3	3,048,444	13,922	2%
Kohl’s - department store	20	1,599,980	13,816	2%
Other	1,489	27,380,910	376,882	67%
	1,750	42,632,103	$564,610	100%

(1) Including square feet of buildings, which are on land subject to ground leases.
The following table shows the tenant industry diversification of our real estate portfolio, including the Consolidated Joint Ventures, based on gross annualized rental revenue, as of December 31, 2012:

			2012 Gross	Percentage of
	Total		Annualized	2012 Gross
	Number	Leased	Rental Revenue	Annualized
Industry	of Leases	Square Feet (1)	(in thousands)	Rental Revenue
Restaurant	324	2,065,803	$58,077	10%
Grocery	72	3,904,080	50,750	9%
Drugstore	134	2,032,565	50,549	9%
Discount store	220	4,314,042	42,957	8%
Home and garden	66	3,874,610	30,553	5%
Pet supplies	48	1,387,043	24,790	4%
Warehouse club	7	2,767,089	24,203	4%
Healthcare	57	967,194	22,256	4%
Financial services	60	938,489	20,041	4%
Convenience store	86	370,114	18,266	3%
Other	676	20,011,074	222,168	40%
	1,750	42,632,103	$564,610	100%

(1) Including square feet of buildings, which are on land subject to ground leases.

The following table shows the geographic diversification of our real estate portfolio, including the Consolidated Joint Ventures, based on gross annualized rental revenue, as of December 31, 2012:

	Total		2012 Gross	Percentage of
	Number		Annualized	2012 Gross
	of	Rentable	Rental Revenue	Annualized
Location	Properties	Square Feet (1)	(in thousands)	Rental Revenue
Texas	190	6,090,708	$95,231	17%
Arizona	41	2,979,354	49,148	9%
California	21	2,865,634	40,209	7%
Florida	81	3,299,153	39,956	7%
Illinois	46	1,508,238	29,214	5%
Georgia	38	1,992,309	25,572	5%
Michigan	43	1,680,617	21,630	4%
New Jersey	14	893,871	20,449	4%
Virginia	24	1,348,402	18,119	3%
Ohio	67	1,666,352	17,671	3%
Other	449	18,761,717	207,411	36%
	1,014	43,086,355	$564,610	100%

(1) Including square feet of buildings, which are on land subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of the properties owned provide for initial terms of 10 to 20 years. As of December 31, 2012, the weighted average remaining lease term, including the Consolidated Joint Ventures’ leases, was 12.7 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain of the leases require us to maintain the roof and structure. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $6,000 to $14.6 million (average of $321,000). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.
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
The following table shows lease expirations of our real estate portfolio, including the Consolidated Joint Ventures, as of December 31, 2012, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2012 Gross
	Total		Annualized	Percentage of
	Number	Leased	Rental Revenue	2012 Gross
	of Leases	Square Feet	Expiring	Annualized
Year of Lease Expiration	Expiring	Expiring (1)	(in thousands)	Rental Revenue
2013	86	310,005	$5,083	1%
2014	72	303,575	5,623	1%
2015	87	431,498	7,063	1%
2016	112	1,168,200	15,322	3%
2017	138	1,102,430	14,422	3%
2018	124	2,083,056	26,227	5%
2019	88	2,119,088	26,444	5%
2020	52	1,116,764	14,255	3%
2021	83	2,906,899	35,792	6%
2022	69	2,809,085	22,808	4%
Thereafter	839	28,281,503	391,571	68%
	1,750	42,632,103	$564,610	100%

(1) Including square feet of buildings, which are on land subject to ground leases.
Notes Payable and Other Borrowings Information
As of December 31, 2012, we and the Consolidated Joint Ventures had $3.3 billion of debt outstanding, consisting of (1) $2.3 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), which includes $465.5 million of variable rate mortgage loans swapped to fixed rates, (2) $112.7 million in variable rate mortgage loans, including construction facilities, (the “Variable Rate Debt”), (3) $767.8 million outstanding under the Credit Facility and (4) $100.1 million outstanding under repurchase agreements (the “Repurchase Agreements”). The Fixed Rate Debt has annual interest rates ranging from 2.75% to 6.83% per annum, with certain debt containing LIBOR floors, and various maturity dates ranging from March 2013 through January 2023, with a weighted average years to maturity of 6.9 years. The Variable Rate Debt has interest rates ranging from LIBOR plus 225 basis points to 325 basis points per annum, and various maturity dates from February 2013 through December 2017. The Credit Facility provides borrowings up to $857.5 million, which includes a $278.75 million term loan (the “Term Loan”) and up to $578.75 million in revolving loans (the “Revolving Loans”). The Revolving Loans and Term Loan had a combined weighted average interest rate of 3.37% as of December 31, 2012. The Credit Facility matures in June 2014. The Repurchase Agreements provide for short-term financing in which we pledge our marketable securities as collateral to secure loans made by the lender and generally have a term of 90 days with annual interest rates ranging from LIBOR plus 120 basis points to 175 basis points.
The total debt outstanding has a weighted average years to maturity of 5.3 years and weighted average interest rate of 4.38%. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the total debt outstanding was $4.8 billion as of December 31, 2012, which excludes the assets that are part of the Credit Facility’s underlying collateral pool of $1.4 billion. See Note 11 to our consolidated financial statements that are part of this Annual Report on Form 10-K for more information regarding the debt outstanding.
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

ITEM 3.    LEGAL PROCEEDINGS
In connection with the Merger, on March 20, 2013, a putative class action and derivative lawsuit was filed in the Circuit Court for Baltimore City, Maryland against and purportedly on behalf of the Company captioned Strub, et al. v. Cole Holdings Corporation, et al. (“Strub”). The complaint names as defendants Holdings; CR III Advisors; Merger Sub; Cole Capital Advisors, Inc., Equity Fund Advisors, Inc. (an affiliate of Holdings), Cole Capital, and Cole Realty Advisors, Inc. (together, “Cole Holding Entities”); each of the directors of the Company; and the Company. Strub alleges that the defendants breached their fiduciary duties and duties of loyalty, candor and due care by causing the Company to enter into the Merger Agreement, failing to implement appropriate measures to ensure that the Company’s relationship with CR III Advisors did not become a vehicle for wrongful self-dealing, failing to consider and explore strategic alternatives to the Merger, failing to seek stockholder approval for the Merger, and by engaging in self-interested and otherwise conflicted actions. It also alleges that the Merger Sub and Cole Holdings Entities aided and abetted those breaches of fiduciary duty, and that Messrs. Cole and Nemer will be unjustly enriched by and following the Merger. Strub seeks a declaration that the conduct of the defendants is a breach of fiduciary duty or aiding and abetting such breaches and that the Merger Agreement is null and void; an order requiring stockholder approval of any acquisition of CR III Advisors or any Cole Holdings Entities; awarding damages and restitution, and disgorgement by each director; an award of plaintiffs’ reasonable attorneys’ fees, expert fees, interest, and cost of suit, and other relief. On March 28, 2013, Strub sought an injunction against the Merger closing until stockholder approval is obtained. The defendants intend to oppose that application.
In addition, on March 25, 2013, a putative class action lawsuit was filed in the Circuit Court for Baltimore City, Maryland captioned Rodgers v. Cole Credit Property Trust III, et al. (“Rodgers”). This complaint names as defendants the Company; Cole REIT III Operating Partnership, LP (“CCPT III OP”); CR III Advisors; Merger Sub; and each of the Company’s directors. Rodgers alleges that the Company’s directors breached their fiduciary duties by entering into the Merger Agreement, failing to provide transparency and a stockholder vote, structuring the transaction to prevent other potential buyers from buying the Company, and failing to disclose to stockholders a third party’s interest in acquiring the Company. It also alleges that CR III Advisors breached its fiduciary duty by ignoring and failing to disclose a third party offer; and that the Company, CCPT III OP, Merger Sub, and the directors aided and abetted the alleged breach of fiduciary duty by CR III Advisors. Rodgers seeks a declaration that the defendants have committed a gross abuse of trust and have breached and/or aided and abetted breach of fiduciary duties; that the Merger is therefore unlawful and unenforceable, and that the Merger and any related agreements should be rescinded and invalidated; declaring that the Merger and Merger Agreement should be rescinded and parties restored to their original position; imposing a constructive trust in favor of the plaintiff and class on any benefits, property or value improperly received by, traceable to, or in possession of defendants as a result of wrongful conduct; enjoining defendants from consummating the Merger until the Company has a process to obtain a merger agreement providing best possible terms to stockholders; rescinding the Merger to the extent implemented or granting rescissory damages; directing the directors to account to plaintiff and class for damages as a result of their wrongdoing; awarding compensatory damages and interest; awarding costs, including reasonable attorneys’ and experts’ fees; and granting further equitable relief that is deemed just and proper.
The outcome of these matters cannot be predicted at this time and no provisions for losses, if any, have been recorded in our consolidated financial statements that are part of this Annual Report on Form 10-K.
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than as stated above and ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 26, 2013, we had approximately 496.7 million shares of common stock outstanding, held by a total of 101,586 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.
There is currently no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the DRIP Offering, we are selling shares of our common stock to the public at a price of $9.50 per share pursuant to an amended and restated DRIP. Pursuant to the terms of our current charter, certain restrictions are imposed on the ownership and transfer of shares.
Unless and until our shares are listed on a national securities exchange in connection with the Merger or otherwise, we cannot guarantee that a public market for the shares will develop. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the per share estimated value of our common stock to those fiduciaries who request such reports. In addition, in order for FINRA members and their associated persons to participate in the offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which is was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $10.00 per share as of December 31, 2012. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per share if a market did exist. In the event that our shares are not listed on a national securities exchange prior to October 27, 2013 (which is 18 months following the completion of our Follow-On Offering), our board of directors intends to establish an estimated value of our shares, which may be based in part on an independent valuation of our properties or of our enterprise as a whole. In such event, prior to the board’s determination of an estimated share value, we intend to use the offering price of shares in the most recent offering as the per share estimated value.
Share Redemption Program
Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.
Although we are seeking to amend our charter and list our shares of common stock on the NYSE, our common stock is currently not listed on any national securities exchange. In the event we are able to list our shares on the NYSE, or another national securities exchange, our share redemption program will be terminated. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present all or a portion consisting of at least the lesser of (1) 25% of the holder’s shares; or (2) a number of shares with an aggregate redemption price of at least $2,500 in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to fund such redemption. We will not pay to Cole Capital, our board of directors or our advisor or its affiliates any fees to complete any transactions under our share redemption program.
Until such time as our shares are listed on a national securities exchange or, if our shares are not listed, until our board of directors determines a reasonable estimate of the value of our shares, the redemption price per share (other than for shares purchased pursuant to our DRIP) will depend on the price paid for the shares and the length of time the stockholders have held such shares as follows: after one year from the purchase date, 95% of the amount paid for each share; after two years from the purchase date, 97.5% of the amount paid for each share; and after three years from the purchase date, 100% of the amount paid for each share. During this time period, the redemption price for shares purchased pursuant to our DRIP will be the amount paid for such shares. (In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Accordingly, the redemption price will reflect a stockholder’s reduced purchase price if selling commissions were discounted or waived and/or a dealer manager fee was waived. At any time we are engaged in an offering of shares, the per share price for shares purchased under our redemption program will always be equal to or lower than the applicable per share offering price.

In the event that our shares are not ultimately listed on the NYSE or any other national securities exchange, and after such time as our board of directors has determined a reasonable estimated value of our shares, the per share redemption price (other than for shares purchased pursuant to our DRIP) will depend on the length of time the stockholders have held such shares as follows: after one year from the purchase date, 95% of the Estimated Share Value (defined below); after two years from the purchase date, 97.5% of the Estimated Share Value; and after three years from the purchase date, 100% of the Estimated Share Value. During this time period, the redemption price for shares purchased pursuant to our DRIP will be 100% of the Estimated Share Value. (In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock.) For purposes of establishing the redemption price per share, “Estimated Share Value” shall mean the most recently disclosed reasonable estimated value of our shares of common stock as determined by our board of directors, including a majority of our independent directors.
In determining the redemption price, we consider shares to have been redeemed from a stockholder’s account on a first in, first out basis. Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. If we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales subsequent to the establishment of the Estimated Share Value, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. In no event will the Estimated Share Value established for purposes of our share redemption program exceed the then-current estimated share value established for purposes of our DRIP.
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
 We limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our DRIP. In an effort to accommodate redemption requests throughout the calendar year, we intend to limit quarterly redemptions to approximately one-fourth of 5% (1.25%) of the weighted average number of shares outstanding during the trailing twelve month period ending on last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP; however, our management may waive these quarterly limitations in its sole discretion. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any quarter, in which case quarterly redemptions will be made pro rata, except as described below. Our management also reserves the right in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason.
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

We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares. While deceased stockholders’ shares will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP were available. If sufficient proceeds from the sale of shares under our DRIP were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares would be honored on a pro rata basis. We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, the investor may resubmit the unsatisfied portion of the prior request for redemption, a new request for redemption of such shares must be submitted prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.
Our board of directors may choose to amend, suspend or terminate our share redemption program at any time upon 30 days’ notice to our stockholders. Additionally, we will be required to discontinue sales of shares under our DRIP on the date we sell all of the shares registered for sale under our DRIP, unless we file a new registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our DRIP, the discontinuance or termination of our DRIP will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act.
Our share redemption program is only intended to provide interim liquidity for stockholders until we list our shares on the NYSE or another liquidity event occurs, such as the sale of our company or a liquidation of our portfolio. In the event our shares are listed on the NYSE, our share redemption program will be terminated; however, we cannot guarantee that a liquidity event will occur in connection with the Merger Agreement or otherwise.
The shares we redeem under our share redemption program will be canceled and will return to the status of authorized but unissued shares. We do not intend to resell such shares to the public unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.
During the year ended December 31, 2012, we received valid redemption requests relating to approximately 7.0 million shares, which we redeemed in full for $68.6 million (an average of $9.80 per share) under our share redemption program. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. During the year ended December 31, 2011, we redeemed approximately 4.3 million shares under our share redemption program, at an average redemption price of $9.69 per share for an aggregate redemption price of $41.9 million. During the years ended December 31, 2012 and 2011, we issued approximately 17.8 million and approximately 11.6 million shares of common stock under our DRIP, respectively, for proceeds of $169.1 million and $110.1 million, respectively, which was recorded as redeemable common stock on the consolidated balance sheets, net of redeemed shares.
During the three-month period ended December 31, 2012, we redeemed shares as follows:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part	Shares that May Yet Be
	of Shares	Average Price	of Publicly Announced	Purchased Under the
	Redeemed	Paid per Share	Plans or Programs	Plans or Programs
October 2012	12,306	$9.06	12,306	(1)
November 2012	2,273,264	$9.84	2,273,264	(1)
December 2012	—	$—	—	(1)
Total	2,285,570		2,285,570	(1)
________________
(1) A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Distributions
We elected to be taxed and qualified, and have continued to qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2009. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). One of our primary goals is to pay regular (monthly) distributions to our stockholders.
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of a U.S. stockholder’s tax basis in such shares will be taxable as a gain realized from the sale of those shares.
The following table shows the character of the distributions we paid on a per share basis during the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	Total	Distributions Paid	Nontaxable	Ordinary	Capital Gain
	Distributions Paid	per Common Share	Distributions	Dividends	Distributions
2012	$295,652	$0.64	$0.21	$0.33	$0.10
2011	$194,877	$0.63	$0.24	$0.39	$—
2010	$112,613	$0.64	$0.29	$0.35	$—
Use of Public Offering Proceeds
On October 1, 2008, our Registration Statement on Form S-11 (SEC Registration No. 333-149290), covering a public offering of up to 230.0 million shares of common stock to be offered at a price of $10.00 per share, subject to reduction in certain circumstances, was declared effective under the Securities Act.  The Registration Statement also covered up to 20.0 million shares of common stock available pursuant to our DRIP.  On September 22, 2010, our Registration Statement on Form S-11 (SEC Registration No. 333-164884) for the Follow-on Offering of up to 275.0 million shares of our common stock was declared effective by the SEC. The Company commenced sales of its common stock pursuant to the Follow-on Offering following the termination of the Initial Offering on October 1, 2010. The remaining approximately 32.5 million unsold shares in the Initial Offering have been deregistered. On April 27, 2012, the Company terminated the Follow-on Offering. At the completion of the Follow-on Offering, a total of approximately 262.2 million shares of common stock had been issued, including approximately 242.9 million shares issued in the primary offering and approximately 19.3 million shares issued pursuant to our DRIP. The remaining approximately 12.8 million unsold shares in the Follow-on Offering have been deregistered. In addition, On March 14, 2012, we registered 75.0 million shares of common stock under our DRIP pursuant to a Registration Statement on Form-S-3.
As of December 31, 2012, we had issued approximately 492.1 million shares in the Offerings for gross proceeds of $4.9 billion, out of which we paid $401.1 million in selling commissions and dealer manager fees and $62.1 million in organization and offering costs to our advisor or its affiliates. The net offering proceeds were used to acquire $7.1 billion in real estate and related assets and pay $201.6 million in acquisition related expenses, including costs of $163.9 million in acquisition fees and expense reimbursements to our advisor or its affiliates. As of March 26, 2013, we have sold approximately 496.7 million shares in the Offerings for gross offering proceeds of $4.9 billion.

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

					For the Period from
					January 22, 2008
					(Date of Inception) to
	Year Ended December 31,				December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total investment in real estate and related assets, net	$7,078,513	$5,324,434	$3,035,498	$701,844	$—
Cash and cash equivalents	$192,504	$216,353	$109,942	$278,717	$172
Restricted cash	$18,444	$17,540	$12,123	$1,191	$2,849
Total assets	$7,453,725	$5,697,568	$3,243,658	$1,005,895	$3,033
Notes payable and other borrowings	$3,292,048	$2,373,984	$1,061,207	$129,302	$—
Due to affiliates	$4,525	$4,847	$804	$743	$—
Acquired below market lease intangibles, net	$113,607	$93,050	$66,509	$19,701	$—
Total liabilities	$3,536,315	$2,579,204	$1,180,608	$162,050	$2,943
Redeemable common stock	$234,578	$134,101	$65,898	$12,382	$—
Stockholders’ equity	$3,679,025	$2,982,988	$1,996,781	$831,463	$99
Operating Data:
Total revenue	$542,942	$323,980	$118,238	$18,721	$—
General and administrative expenses	$14,915	$10,155	$5,905	$2,141	$—
Property operating expenses	$49,278	$24,045	$6,916	$582	$105
Property and asset management expenses	$46,364	$27,225	$10,378	$1,672	$—
Acquisition related expenses	$63,892	$59,433	$50,096	$15,873	$—
Depreciation and amortization	$159,609	$94,255	$32,467	$4,527	$—
Operating income (loss)	$208,884	$108,867	$12,476	$(6,074)	$(105)
Interest expense	$140,113	$78,968	$22,969	$2,352	$—
Income (loss) from continuing operations	$87,855	$31,718	$(9,422)	$(7,926)	$(101)
Net income (loss) attributable to the Company	$203,338	$45,296	$(6,293)	$(7,821)	$(101)
Modified funds from operations(1)	$331,016	$212,853	$93,420	$16,217	$—
Cash Flow Data:
Net cash provided by (used in) operating activities	$242,464	$145,681	$35,792	$75	$(28)
Net cash used in investing activities	$(1,708,688)	$(2,350,677)	$(2,340,776)	$(702,105)	$(2,849)
Net cash provided by financing activities	$1,442,375	$2,311,407	$2,136,209	$980,575	$3,049
Per Share Data:
Income (loss) from continuing operations per common share - basic and diluted	$0.19	$0.10	$(0.05)	$(0.20)	$(5.06)
Net income (loss) attributable to the Company - basic and diluted	$0.44	$0.15	$(0.04)	$(0.20)	$(5.06)
Distributions declared	$0.65	$0.65	$0.70	$0.68	$—
Weighted average shares outstanding - basic and diluted	463,216,187	309,363,838	174,764,966	40,060,709	20,000
________________
(1) See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations” for information regarding why we present modified funds from operations and for a reconciliation of this non-GAAP financial measure to net income (loss). As we commenced our principal operations on January 6, 2009, this non-GAAP financial measure is not applicable for the period from January 22, 2008 to December 31, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” section of this Annual Report on Form 10-K and our accompanying consolidated financial statements and the notes thereto. See also “Cautionary Note Regarding Forward—Looking Statements” preceding Part I.
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
We completed our Follow-on Offering on April 27, 2012 and will continue to issue shares of common stock under the DRIP Offering until such time as our shares are listed on a national securities exchange or the DRIP Offering is otherwise terminated by our board of directors. We expect that property acquisitions in 2013 and future periods, if any, will be funded by proceeds from the strategic sale of properties and other investments, financing of the acquired properties, proceeds from our DRIP Offering and cash flows from operations. We expect property acquisitions in future periods to be less than acquisitions in 2012.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property acquisition indebtedness and acquisition and operating expenses. Rental and other property income accounted for 87%, 91% and 92% of total revenue during the years ended December 31, 2012, 2011 and 2010 respectively. As 99% of our rentable square feet was under lease as of December 31, 2012, with a weighted average remaining lease term of 12.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of December 31, 2012, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 45%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with future property acquisitions or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
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
The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of December 31, 2012, 99% of our rentable square feet was under lease. However, if the recent improvements in economic conditions do not continue, we may experience significant vacancies or be required to reduce rental rates on occupied space. If we do experience significant vacancies, our advisor will actively seek to lease our vacant space; however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced. In addition, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property may increase as a result.
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
Investment in and Valuation of Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance are expensed as incurred.
We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of our real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, we will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions.

When developing estimates of expected future cash flows, we make certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of our real estate assets.
When a real estate asset is identified by us as held for sale, we cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in our opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, we allocate the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to us, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by us in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not we expect a tenant to execute a bargain renewal option, we evaluate economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, our relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
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
The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of our purchase price, which could impact our results of operations.

Discontinued Operations
Upon the disposal of a real estate asset or the determination of a real estate asset as being held for sale, we determine if the asset disposed of is considered a component of our company. A component is comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the rest of our company. If the asset is considered one of our components, the results of operations and gains or losses on the sale of the component are required to be presented in discontinued operations if both of the following criteria are met: (1) the operations and cash flows of the asset have been (or will be) eliminated from the ongoing operations as a result of the disposal transaction and (2) we will not have any significant continuing involvement in the operations of the asset after the disposal transaction. Also, the prior period results of operations for the asset are reclassified and presented in discontinued operations in the prior consolidated statements of operations. Determining whether or not a property qualifies for classification as held for sale under GAAP can involve significant judgment by management.
Upon the disposal of a real estate asset or the determination of a real estate asset as being held for sale, we determine if the property is considered a component of our company. A component is comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the rest of our company. If the asset is considered one of our components, the results of operations and gains or losses on the sale of the component are required to be presented as discontinued operations if both of the following criteria are met: (1) the operations and cash flows of the property have been (or will be) eliminated from our ongoing operations as a result of the disposal transaction and (2) we will not have any significant continuing involvement in the operations of the asset after the disposal transaction. Also, the prior period results of operations for the asset are reclassified and presented as discontinued operations in the prior consolidated statements of operations.
Sale of Real Estate Assets
Gains on the sale of real estate assets are generally recognized by the full accrual method when the following criteria are met: (1) the gain is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (2) the earnings process is virtually complete, that is, we are not obligated to perform significant activities after the sale to earn the gain. Determining whether a real estate transaction qualifies as a sale and for gain recognition under GAAP can involve significant judgment by management.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. We record rental income for the full term of each lease on a straight-line basis. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of determining this calculation. We defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.
Investment in Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures as of December 31, 2012 consists of our interest in the Unconsolidated Joint Ventures. We account for the Unconsolidated Joint Ventures using the equity method of accounting as we have the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the joint venture’s earnings and distributions. We are required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of our investment in the joint venture. If an event or change in circumstance has occurred, we are required to evaluate the joint venture for potential impairment and determine if the carrying amount of our investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in a joint venture for potential impairment requires us to exercise significant judgment and to make certain assumptions.  The use of different judgments and assumptions could result in different conclusions.

Investment in Notes Receivable
Notes receivable consist of loans acquired by us, which are secured by real estate properties. Notes receivable are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs or fees. The related discounts or premiums are accreted or amortized over the life of the related note receivable. We defer certain loan origination and commitment fees and amortize them as an adjustment of yield over the term of the related note receivable. The related accretion of discounts and/or amortization of premiums and origination costs are recorded in interest income on notes receivable. We evaluate the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators such as underlying collateral and payment history. A note receivable is considered to be impaired, when based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. If a note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note receivable’s effective interest rate or to the value of the underlying collateral if the note receivable is collateral dependent. Interest income on performing notes receivable is accrued as earned. Interest income on impaired notes receivable is recognized on a cash basis. Evaluating notes receivable for potential impairment can require our management to exercise significant judgments.
Investment in Marketable Securities
Investments in marketable securities consist of investments in CMBS, including those pledged as collateral. We classify our investments as available-for-sale as we intend to hold our investments until maturity, however we may sell them prior to their maturity. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). We use estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such securities, where available, for similar CMBS tranches that actively participate in the CMBS market and industry benchmarks, such as Trepp’s CMBS Analytics, where applicable. Market conditions, such as interest rates, liquidity, trading activity and credit spreads may cause significant variability to the received quotes. If we are unable to obtain quotes or believe the quotes received are inaccurate, we would estimate fair value using internal models that primarily consider the Trepp’s CMBS Analytics, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions could result in a significant increase or decrease in the recorded amount of the securities. Significant judgment is involved in valuations and different judgments and assumptions used in our valuation could result in alternative valuations. If there are significant disruptions to the financial markets, our estimates of fair value may have significant volatility. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.
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
Accretion of discounts on the CMBS is recognized based on the effective yield method and is recorded in the accompanying consolidated statements of operations in interest income on marketable securities. The effective yield on these CMBS is based on the projected cash flows from each security, which are estimated based on our observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. We review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore actual maturities of the securities may be shorter than stated contractual maturities.

Income Taxes
We qualified and elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. We generally are not subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders, and so long as we, among other things, distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualification for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
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
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets, including the Consolidated Joint Ventures, as of December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Number of commercial properties (1)	1,014	693	449
Approximate rentable square feet (2)	43.1 million	32.3 million	17.7 million
Percentage of rentable square feet leased	99%	99%	99%
________________

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.

(2)	Including square feet of the buildings on land that are subject to ground leases.
The following table summarizes our real estate investment activity, including the Consolidated Joint Ventures, during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Commercial properties acquired (1)	349	244	316
Approximate purchase price of acquired properties	$2.0 billion	$2.2 billion	$2.3 billion
Approximate rentable square feet (2)	12.2 million	14.4 million	13.0 million
________________

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.

(2)	Including square feet of the buildings on land that are subject to ground leases.
As shown in the tables above, we and our Consolidated Joint Ventures owned 1,014 commercial properties as of December 31, 2012, compared to 693 commercial properties as of December 31, 2011. Accordingly, our results of operations for the year ended December 31, 2012, as compared to the year ended December 31, 2011, reflect significant increases in most categories.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenue. Revenue increased $218.9 million, or 68%, to $542.9 million for the year ended December 31, 2012, compared to $324.0 million for the year ended December 31, 2011. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 87% and 91% of total revenues during the years ended December 31, 2012 and 2011, respectively.
Rental and other property income increased $176.8 million, or 60%, to $471.3 million for the year ended December 31, 2012, compared to $294.5 million for the year ended December 31, 2011. The increase was primarily due to the acquisition of 349 rental income-producing properties subsequent to December 31, 2011. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $44.5 million of tenant reimbursement income during the year ended December 31, 2012, compared to $21.6 million during the year ended December 31, 2011.
Interest income on notes receivable increased $1.1 million, or 20%, to $6.6 million for the year ended December 31, 2012, compared to $5.5 million for the year ended December 31, 2011. The increase was due to the interest income earned on the $25.0 million note acquired during the year ended December 31, 2012, as discussed in Note 7 to our consolidated financial statements in this Annual Report on Form 10-K.
In addition, we recorded interest income on marketable securities of $20.5 million for the year ended December 31, 2012, compared to $2.4 million for the year ended December 31, 2011. The increase is due to the acquisition of 24 additional marketable securities subsequent to December 31, 2011.
General and Administrative Expenses. General and administrative expenses increased $4.7 million, or 46%, to $14.9 million for the year ended December 31, 2012, compared to $10.2 million for the year ended December 31, 2011. The increase was primarily due to increased trustee fees as a result of an increase in the number of stockholders of record and an increase in insurance and operating expense reimbursements as a result of the acquisition of 349 rental income-producing properties subsequent to December 31, 2011. The primary general and administrative expense items are trustee fees, operating expense reimbursements to our advisor, state franchise and income taxes and accounting, legal and professional fees.
Property Operating Expenses. Property operating expenses increased $25.3 million, or 105%, to $49.3 million for the year ended December 31, 2012, compared to $24.0 million for the year ended December 31, 2011. The increase was primarily due to increased property taxes, repairs and maintenance and property related insurance expenses relating to the acquisition of 349 rental income-producing properties subsequent to December 31, 2011. In addition, the increase was due to the ownership of more properties during the year ended December 31, 2012 than in the year ended December 31, 2011, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.
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
Property and asset management expenses increased $19.2 million, or 71%, to $46.4 million for the year ended December 31, 2012, compared to $27.2 million for the year ended December 31, 2011. Property management fees increased $5.4 million, or 73%, to $12.8 million for the year ended December 31, 2012 from $7.4 million for the year ended December 31, 2011. The increase in property management fees was primarily due to an increase in cash receipts related to an increase in rental and other property income for the year ended December 31, 2012, from the 349 properties acquired subsequent to December 31, 2011.
Asset management fees increased $12.8 million, or 73%, to $30.4 million for the year ended December 31, 2012, from $17.6 million for the year ended December 31, 2011. The increase in asset management fees was primarily due to an increase in the average invested assets to $6.3 billion for the year ended December 31, 2012, from $4.2 billion for the year ended December 31, 2011.

In addition, during the year ended December 31, 2012, we recorded $3.2 million related to reimbursement of expenses incurred by our advisor in performing property and asset management services, compared to $2.2 million for the year ended December 31, 2011. The increase was primarily due to expenses incurred by our advisor related to management of 349 additional rental income-producing properties acquired subsequent to December 31, 2011.
Acquisition Related Expenses. Acquisition related expenses increased $4.5 million, or 8%, to $63.9 million for the year ended December 31, 2012, compared to $59.4 million for the year ended December 31, 2011. The increase was primarily due to expenses related to the Merger. We recorded $3.5 million of Merger related expenses for the year ended December 31, 2012, as discussed in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K. No Merger related expenses were recorded during the year ended December 31, 2011. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We also reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan other than for personnel costs for which our advisor receives acquisition fees.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $65.3 million, or 69%, to $159.6 million for the year ended December 31, 2012, compared to $94.3 million for the year ended December 31, 2011. The increase was primarily due to an increase in the average invested assets to $6.3 billion for the year ended December 31, 2012, from $4.2 billion for the year ended December 31, 2011.
Equity in Income of Unconsolidated Joint Ventures. Equity in income of Unconsolidated Joint Ventures increased $708,000, or 48%, to $2.2 million for the year ended December 31, 2012, compared to $1.5 million for the year ended December 31, 2011. The increase is primarily due to the acquisition of five of the Unconsolidated Joint Ventures subsequent to December 31, 2011.
Other Income. Other income, which includes interest income on money market accounts, increased $4.1 million to $4.4 million during the year ended December 31, 2012, compared to $344,000 during the year ended December 31, 2011. The increase was primarily due to non-recurring net proceeds of $2.7 million received as a result of a seller terminating a purchase agreement. In addition, we received net proceeds of $664,000 as a result of the sale and condemnation of two land parcels during the year ended December 31, 2012.
Gain on Sale of Marketable Securities. During the year ended December 31, 2012, we sold six CMBS and half of our investment in two CMBS for a for aggregate proceeds of $63.4 million and realized a gain on the sale of $12.5 million, of which $8.9 million had previously been recorded in other comprehensive income (loss). We did not sell any CMBS during the year ended December 31, 2011.
Interest Expense. Interest expense increased $61.1 million, or 77%, to $140.1 million for the year ended December 31, 2012, compared to $79.0 million during the year ended December 31, 2011. The increase was due to an increase in the average aggregate amount of notes payable and other borrowings outstanding to $2.8 billion during the year ended December 31, 2012, from $1.7 billion for the year ended December 31, 2011. In addition, the increase was due to a $9.7 million loss, of which $9.3 million had been previously recognized in accumulated other comprehensive income (loss), on a terminated interest rate swap as it related to one of the properties sold during the year ended December 31, 2012. See Note 10 to our consolidated financial statements in this Annual Report on 10-K for further information.
Income from Discontinued Operations. Income from discontinued operations was $7.1 million for the year ended December 31, 2012, compared to $14.1 million for the year ended December 31, 2011. The decrease was due to the sale of properties throughout 2012, whereas a full year of operating results for these properties were recorded during the year ended December 31, 2011.
Gain on Sale of Real Estate Assets. During the year ended December 31, 2012, we sold 28 properties for an aggregate gross sales price of $573.8 million and recorded a gain on the sale of $108.5 million. We did not sell any properties during the year ended December 31, 2011.
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Revenue. Revenue increased $205.8 million, or 174%, to $324.0 million for the year ended December 31, 2011, compared to $118.2 million for the year ended December 31, 2010. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 91% and 92% of total revenues during the years ended December 31, 2011 and December 31, 2010, respectively.

Rental and other property income increased $186.0 million, or 171%, to $294.5 million for the year ended December 31, 2011, compared to $108.5 million for the year ended December 31, 2010. The increase was primarily due to the acquisition of 244 rental income-producing properties subsequent to December 31, 2010. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $21.6 million of tenant reimbursement income during the year ended December 31, 2011, compared to $6.1 million during the year ended December 31, 2011.
Interest income on notes receivable increased $1.9 million, or 53%, to $5.5 million for the year ended December 31, 2011, compared to $3.6 million for the year ended December 31, 2010, as we acquired two notes receivable on April 30, 2010. In addition, we recorded interest income on marketable securities of $2.4 million for the year ended December 31, 2011 due to the acquisition of 11 CMBS for $112.0 million. During the year ended December 31, 2010 we did not own any marketable securities.
General and Administrative Expenses. General and administrative expenses increased $4.3 million, or 73%, to $10.2 million for the year ended December 31, 2011, compared to $5.9 million for the year ended December 31, 2010. The increase was primarily due increased trustee fees as a result of an increase in the number of stockholders of record and an increase in operating expense reimbursements as a result of the acquisition of 244 rental income-producing properties subsequent to December 31, 2010. The primary general and administrative expense items are operating expense reimbursements to our advisor, escrow and trustee fees, accounting, legal and professional fees, state franchise and income taxes and unused credit facility fees.
Property Operating Expenses. Property operating expenses increased $17.1 million or 248%, to $24.0 million for the year ended December 31, 2011, compared to $6.9 million for the year ended December 31, 2010. The increase was primarily due to increased property taxes, repairs and maintenance and insurance expenses relating to the acquisition of 244 rental income-producing properties subsequent to December 31, 2010. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.
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
Property and asset management expenses increased $16.8 million, or 162%, to $27.2 million for the year ended December 31, 2011, compared to $10.4 million for the year ended December 31, 2010. Property management fees increased $4.9 million, or 196%, to $7.4 million for the year ended December 31, 2011 from $2.5 million for the year ended December 31, 2010. The increase in property management fees was primarily due to an increase in cash receipts related to an increase in rental and other property income for the year ended December 31, 2011 from the 244 properties acquired subsequent to December 31, 2010.
Asset management fees increased $11.2 million, or 175%, to $17.6 million for the year ended December 31, 2011, from $6.4 million for the year ended December 31, 2010. The increase in asset management fees was primarily due to an increase in the average invested assets to $4.2 billion for the year ended December 31, 2011, from $1.9 billion for the year ended December 31, 2010.
In addition, during the year ended December 31, 2011, we recorded $2.2 million related to reimbursement of expenses incurred by our advisor in performing property and asset management services, compared to $1.4 million for the year ended December 31, 2010. The increase was primarily due to expenses incurred by our advisor related to management of 244 additional rental income-producing properties acquired subsequent to December 31, 2010.
Acquisition Related Expenses. Acquisition related expenses remained relatively constant, increasing $737,000, or 1%, to $59.4 million for the year ended December 31, 2011, compared to $58.7 million for the year ended December 31, 2010, as we acquired a comparable amount of real estate in each of the years ended December 31, 2011 and 2010. Of the total acquisition related expenses incurred during the year ended December 31, 2010, $8.6 million were incurred in the acquisition of certain properties sold during the year ended December 31, 2012 and are therefore presented in discontinued operations for the year ended December 31, 2010. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We also reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan, other than for personnel costs for which our advisor receives acquisition fees.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $61.8 million, or 190%, to $94.3 million for the year ended December 31, 2011, compared to $32.5 million for the year ended December 31, 2010. The increase was primarily due to an increase in the average invested assets to $4.2 billion for the year ended December 31, 2011, from $1.9 billion for the year ended December 31, 2010.
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
Other Income. Other income, which includes interest income on money market accounts, decreased $933,000, or 73%, to $344,000 for the year ended December 31, 2011, compared to $1.3 million for the year ended December 31, 2010. The decrease was primarily due to lower average uninvested cash of $163.1 million during the year ended December 31, 2011, as compared to $194.3 million during the year ended December 31, 2010, primarily as a result of acquiring 244 rental income-producing properties acquired subsequent to December 31, 2010.
Interest Expense. Interest expense increased $56.0 million, or 243%, to $79.0 million for the year ended December 31, 2011, compared to $23.0 million during the year ended December 31, 2010. The increase was primarily due to an increase in the average aggregate amount of notes payable and other borrowings outstanding to $1.7 billion during the year ended December 31, 2011, from $595.3 million for the year ended December 31, 2010.
Income from Discontinued Operations. Income from discontinued operations was $14.1 million for the year ended December 31, 2011, compared to $2.8 million for the year ended December 31, 2010. Five of the properties sold during the year ended December 31, 2012 were originally purchased during the year ended December 31, 2010 for an aggregate purchase price of $376.8 million. Therefore, the acquisition related expenses for these properties were recognized during the year ended December 31, 2010.
Portfolio Information
Real Estate Portfolio
As of December 31, 2012, we and our Consolidated Joint Ventures owned 1,014 properties located in 47 states, the gross rentable space of which was 99% leased with an average lease term remaining of 12.7 years.
As of December 31, 2012, our five highest tenant concentrations, including the Consolidated Joint Ventures and based on annualized gross rental revenue, were as follows:

			2012 Gross	Percentage of
	Total		Annualized	2012 Gross
	Number	Leased	Rental Revenue	Annualized
Tenant	of Leases(1)	Square Feet (2)	(in thousands)	Rental Revenue
Walgreens - drugstore	76	1,117,766	$28,421	5%
Albertson’s - grocery	34	1,973,485	24,075	4%
PetSmart - pet supplies	41	1,281,846	23,152	4%
CVS - drugstore	58	914,799	22,128	4%
BJ’s Wholesale Club - warehouse club	3	2,229,933	19,106	3%
	212	7,517,829	$116,882	20%
________________

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.

(2)	Including square feet of the buildings on land that are subject to ground leases.

As of December 31, 2012, our five highest tenant industry concentrations, including the Consolidated Joint Ventures and based on annualized gross rental revenue, were as follows:

			2012 Gross	Percentage of
	Total		Annualized	2012 Gross
	Number	Leased	Rental Revenue	Annualized
Industry	of Leases(1)	Square Feet (2)	(in thousands)	Rental Revenue
Restaurant	324	2,065,803	$58,077	10%
Grocery	72	3,904,080	50,750	9%
Drugstore	134	2,032,565	50,549	9%
Discount store	220	4,314,042	42,957	8%
Home and garden	66	3,874,610	30,553	5%
	816	16,191,100	$232,886	41%
________________

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.

(2)	Including square feet of the buildings on land that are subject to ground leases.
As of December 31, 2012, our five highest geographic concentrations, including the Consolidated Joint Ventures and based on annualized gross rental revenue, were as follows:

			2012 Gross	Percentage of
	Total		Annualized	2012 Gross
	Number of	Leased	Rental Revenue	Annualized
Location	Properties (1)	Square Feet (2)	(in thousands)	Rental Revenue
Texas	190	6,090,708	$95,231	17%
Arizona	41	2,979,354	49,148	9%
California	21	2,865,634	40,209	7%
Florida	81	3,299,153	39,956	7%
Illinois	46	1,508,238	29,214	5%
	379	16,743,087	$253,758	45%
________________

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.

(2)	Including square feet of the buildings on land that are subject to ground leases.
For more information on diversification and statistics of our wholly-owned real estate assets, see “Item 2—Properties” above.
Notes Receivable and CMBS Portfolio
As of December 31, 2012, we owned three notes receivable with an aggregate book value of $90.4 million. In addition, as of December 31, 2012, we owned 29 CMBS, with an estimated aggregate fair value of $317.2 million.
Investment in Unconsolidated Joint Ventures
As of December 31, 2012, through seven unconsolidated joint venture arrangements, we had interests in 12 properties comprising 2.3 million gross rentable square feet of commercial space including square feet of buildings on land that are subject to ground leases. As of December 31, 2012 our aggregate investment in the Unconsolidated Joint Ventures was $96.8 million. For more information on our joint ventures see Note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

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
In addition to FFO, we use Modified Funds From Operations (“MFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. MFFO, as defined by our company, excludes from FFO acquisition related costs, which are required to be expensed in accordance with GAAP. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Management believes that excluding acquisition related costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the Company ceases to acquire properties on a frequent and regular basis. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions and mergers, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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
Our calculation of FFO and MFFO, and reconciliation to net income (loss), which is the most directly comparable GAAP financial measure, is presented in the table below for the years ended December 31, 2012, 2011 and 2010 (in thousands). FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Year Ended December 31,
	2012	2011	2010
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$203,338	$45,296	$(6,293)
Depreciation of real estate assets	103,719	61,198	20,460
Amortization of lease related costs	55,890	33,057	12,007
Depreciation and amortization of real estate assets from discontinued operations	8,489	12,066	6,861
Depreciation and amortization of real estate assets in unconsolidated joint ventures	4,809	1,803	967
Gain on sale and condemnation of real estate assets	(109,121)	—	(34)
Funds from operations (FFO)	267,124	153,420	33,968
Acquisition related expenses	63,892	59,433	50,096
Acquisition related expenses in unconsolidated joint ventures and discontinued operations	—	—	9,356
Modified funds from operations (MFFO)	$331,016	$212,853	$93,420
Set forth below is additional information that may be helpful in assessing our operating results:

•
In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $33.2 million, $24.7 million and $13.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. In addition, related to our interest in the Unconsolidated Joint Ventures, straight-line revenue of $2.9 million, $85,000, and $55,000 for the years ended December 31, 2012, 2011 and 2010, respectively is included in equity in income (loss) of unconsolidated joint ventures on the consolidated statements of operations.

•
Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $14.2 million, $8.5 million and $2.8 million during the years ended December 31, 2012, 2011 and 2010, respectively. In addition, related to our interest in the Unconsolidated Joint Ventures, amortization of deferred financing costs of $244,000, $52,000 and $30,000 for the years ended December 31, 2012, 2011 and 2010, respectively, is included in equity in income (loss) of unconsolidated joint ventures on the consolidated statements of operations.

•
During the year ended December 31, 2012, a purchase agreement was terminated and the seller paid us a breakage fee and reimbursed us for certain underwriting expenses paid. We recorded these proceeds, net of underwriting expenses and advisor reimbursements, of $2.7 million as other income.

•
During the year ended December 31, 2012, we recorded a $9.7 million loss, of which $9.3 million had previously been recorded in accumulated other comprehensive income (loss), on a terminated interest rate swap as it related to one of the properties sold.

•
During the year ended December 31, 2012, we sold six CMBS and half of our investment in two CMBS for aggregate proceeds of $63.4 million and realized a gain on the sale of $12.5 million, of which $8.9 million had previously been recorded in other comprehensive income (loss). No sales of CMBS occurred during the years ended December 31, 2011 and 2010.

Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001776144 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2012 and ending on December 31, 2012. In addition, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001781016 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2013 and ending on March 31, 2013. Subsequent to December 31, 2012, our board of directors authorized a daily distribution, based on 365 days in the calendar year (each a “Daily Distribution”), to stockholders of record as of the close of business on each day of the period commencing on April 1, 2013 and ending on June 30, 2013 (each, a “Record Date”), with each Daily Distribution payable (i) as of each Record Date prior to the closing date of the consummation of the Merger in the amount of $0.001781016 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a

$10.00 per share purchase price) and (ii) as of each Record Date on or after the closing date of the consummation of the Merger in the amount of $0.0019179 per share (which equates to 7.00% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price).
During the years ended December 31, 2012 and 2011, we paid distributions of $295.7 million and $194.9 million, respectively, including $169.1 million and $110.1 million, respectively, through the issuance of shares pursuant to our DRIP. Our 2012 distributions were funded by net cash provided by operating activities of $242.5 million, or 82%, distributions received in excess of income from the Unconsolidated Joint Ventures of $5.1 million, or 2%, and proceeds from the issuance of common stock of $48.1 million, or 16%. Our 2011 distributions were funded by net cash provided by operating activities of $145.7 million, or 75%, return of capital from the Unconsolidated Joint Ventures of $1.1 million, or 1%, and proceeds from the issuance of common stock of $48.1 million, or 24%. Net cash provided by operating activities for the years ended December 31, 2012 and 2011, reflects a reduction for real estate acquisition related costs incurred and expensed of $63.9 million and $59.4 million, respectively, in accordance with GAAP.  We treat our real estate acquisition expenses as funded by proceeds from the offering of our shares, including proceeds from the DRIP Offering. Therefore, for consistency, proceeds from the issuance of common stock for the years ended December 31, 2012 and 2011 have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities.
Share Redemptions
Our share redemption program provides that we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve months prior to the end of the fiscal quarter for which the redemptions are being paid (the “Trailing Twelve-month Cap”); provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the Trailing Twelve-month Cap. In addition, all redemptions, including those upon death or qualifying disability, are limited to those that can be funded with cumulative net proceeds from the sale of shares through our DRIP. The redemption price per share (other than shares pursuant to our DRIP) will depend on the price paid for the shares (until such time as our board of directors has determined a reasonable estimate of the value of our shares) and the length of time the stockholder has held such shares. The redemption price for shares purchased pursuant to our DRIP will be the amount paid for such shares or, after our board of directors has determined a reasonable estimate of the value of our shares, the most recent estimated value of each share. During the year ended December 31, 2012, we received valid redemption requests relating to approximately 7.0 million shares, which we redeemed in full for $68.6 million (an average of $9.80 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. We have funded and intend to continue funding share redemptions with proceeds of our DRIP Offering. Subsequent to December 31, 2012, we redeemed approximately 2.8 million shares for a total of $27.8 million, or an average price per share of $9.80.
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
See discussion in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Redemption Program.”
Liquidity and Capital Resources
General
As of December 31, 2012, we had cash and cash equivalents of $192.5 million and available borrowings of $89.8 million under our Credit Facility. Additionally, as of December 31, 2012, we had unencumbered properties with a gross book value of $2.5 billion, including $1.4 billion of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to our Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under our Credit Facility.

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses and expenses related to the Merger, distributions and redemptions to stockholders and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through cash flows provided by operations and proceeds from the DRIP Offering. Operating cash flows are expected to increase as additional properties are added to our portfolio. As of December 31, 2012, we and the Consolidated Joint Ventures had a total of $64.3 million of fixed rate debt and construction facilities maturing within the next 12 months. In addition, we have repurchase agreements of $100.1 million maturing within the next 12 months that we may elect to renew for periods of 90 days until the respective CMBS mature. The CMBS have a weighted average remaining term of 9.5 years. If we are unable to extend, finance or refinance the amounts maturing, we expect to pay down any remaining amounts through a combination of the use of available cash, cash provided by property operations, available borrowings on our Credit Facility, borrowings on our unencumbered properties and/or proceeds from our DRIP Offering. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any future debt financings. Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses and debt maturities from our cash flow from operations, and we expect to meet cash needs for acquisitions and debt maturities from the net proceeds from the DRIP Offering and from secured or unsecured borrowings on our current unencumbered properties and future properties, refinancing of current debt, borrowings on our Credit Facility and the strategic sale of real estate and related assets.
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions as necessary, including the proceeds from the DRIP Offering, borrowing on the Credit Facility and/or future borrowings on our unencumbered assets. During the year ended December 31, 2012, we funded distributions to our stockholders with cash flows from operations, distributions received in excess of income from the Unconsolidated Joint Ventures and proceeds from the issuance of common stock as discussed above in the section captioned “Distributions.” The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios, and leverage ratios. These covenants may limit our ability to incur additional debt and make borrowings on the Credit Facility.
As of December 31, 2012, we had issued approximately 492.1 million shares of our common stock in the Offerings resulting in gross proceeds of $4.9 billion. As of December 31, 2012, we had redeemed a total of approximately 12.6 million shares of common stock for a cost of $122.4 million, at an average price per share of $9.75.
As of December 31, 2012, we and the Consolidated Joint Ventures had $3.3 billion of debt outstanding. See Note 11 to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of the debt outstanding. Additionally, the ratio of debt to gross real estate and related assets net of gross intangible lease liabilities, as of December 31, 2012, was 45% and the weighted average years to maturity was 5.3 years.

Our contractual obligations as of December 31, 2012, were as follows (in thousands):

	Payments due by period (1) (2) (3)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years (9)
Principal payments - fixed rate debt(4)	$2,312,482	$36,516	$179,986	$316,198	$1,779,782
Interest payments - fixed rate debt	777,796	112,562	219,993	188,881	256,360
Principal payments - variable rate debt	84,942	—	41,200	43,742	—
Interest payments - variable rate debt(5)	10,261	2,662	4,416	3,183	—
Principal payments - construction facilities(6)	27,757	27,757	—	—	—
Interest payments - construction facilities	509	509	—	—	—
Principal payments - credit facility	767,750	—	767,750	—	—
Interest payments - credit facility(7)	43,753	26,779	16,974	—	—
Principal payments - repurchase agreements(8)	100,057	100,057	—	—	—
Interest payments - repurchase agreements	272	272	—	—	—
Total	$4,125,579	$307,114	$1,230,319	$552,004	$2,036,142
_______________

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of December 31, 2012, we had $465.5 million of variable rate debt fixed through the use of interest rate swaps. We used the rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(3)
The table above does not include loan amounts associated with certain unconsolidated joint venture arrangements of $195.8 million, of which $10.2 million is recourse to CCPT III OP. These loans mature on various dates ranging from October 2015 to July 2021.

(4)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties and our Consolidated Joint Ventures. As of December 31, 2012, the fair value adjustment, net of amortization, of mortgage notes assumed was $940,000.

(5)	Rates ranging from 2.46% to 3.46% were used to calculate the variable debt payment obligations in future periods. These were the rates effective as of December 31, 2012.

(6)	The construction facilities have an aggregate commitment, if fully funded, of $47.8 million related to our development project.

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
We own properties subject to earnout provisions obligating us to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the properties. Assuming all the conditions are satisfied, we estimate that we would be obligated to pay $5.3 million in accordance with the purchase agreements.
As of December 31, 2012, the Company also owned a land parcel, upon which an office building is being developed. Based on budgeted construction costs, the cost to complete the facility is estimated to be $45.8 million in aggregate. The construction will be funded by a construction loan facility totaling $33.8 million. As of December 31, 2012, $19.9 million was outstanding under the construction facility.

Cash Flow Analysis
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Operating Activities. During the year ended December 31, 2012, net cash provided by operating activities increased $96.8 million, or 66%, to $242.5 million, compared to $145.7 million for the year ended December 31, 2011. The change was primarily due to increases in net income of $157.7 million and depreciation and amortization expenses totaling $68.3 million, partially offset by the gain on sale and condemnation of real estate assets of $109.1 million for the year ended December 31, 2012. See “—Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased $642.0 million, or 27%, to $1.7 billion for the year ended December 31, 2012 compared to $2.4 billion for the year ended December 31, 2011. The decrease is primarily due cash proceeds from the sale and condemnation of real estate assets of $536.1 million and the proceeds from the sale of marketable securities of $63.4 million for the year ended December 31, 2012, combined with the acquisition of 349 commercial properties for an aggregate purchase price of $2.0 billion during the year ended December 31, 2012, compared to 244 commercial properties for an aggregate purchase price of $2.2 billion for the year ended December 31, 2011.
Financing Activities. Net cash provided by financing activities decreased $869.0 million, or 38%, to $1.4 billion for the year ended December 31, 2012, compared to $2.3 billion for the year ended December 31, 2011. The decrease was primarily due to an increase in the repayment of notes payable and other borrowings of $867.7 million combined with a decrease in proceeds from the issuance of common stock of $463.7 million. The decrease was partially offset by an increase in the proceeds from notes payable and other borrowings of $478.0 million for the year ended December 31, 2012.
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
Financing Activities. Net cash provided by financing activities increased $175.1 million, or 8%, to $2.3 billion for the year ended December 31, 2011, compared to $2.1 billion for the year ended December 31, 2010. The change was primarily due to an increase in proceeds from notes payable and other borrowings of $624.8 million, partially offset by a decrease in the issuance of common stock of $145.6 million and increases in repayment of notes payable and other borrowings of $238.3 million, redemptions of common stock of $30.2 million and distributions to investors of $37.3 million.
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
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 14 to our consolidated financial statements in this Annual Report on Form 10-K for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CR III Advisors and its affiliates, whereby we have paid and may continue to pay certain fees to, or reimburse certain expenses of, CR III Advisors or its affiliates such as acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 2 and Note 15 to our consolidated financial statements in this Annual Report on Form 10-K for a further explanation of the Merger Agreement and various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of CR III Advisors act as sponsor, general partner or advisor to various private real estate limited partnerships, and other real estate-related programs, including CCPT I, CCPT II, CCPT IV, CCIT and Cole Income NAV Strategy. As such, there are conflicts of interest where CR III Advisors or its affiliates, while serving in the capacity as sponsor, general partner, key personnel or advisor for other real estate programs sponsored by Cole Real Estate Investments, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CR III Advisors and these other real estate programs sponsored by Cole Real Estate Investments could influence its advice to us. See Item 1. “Business—Conflicts of Interest” in this Annual Report on Form 10-K.
Subsequent Events
Certain events occurred subsequent to December 31, 2012 through the filing date of this Annual Report on Form 10-K. Refer to Note 21 to our consolidated financial statements in this Annual Report on Form 10-K for further explanation. Such events are:

•	Issuance of shares of common stock in the DRIP Offering;

•	Redemption of shares of common stock;

•	Entry into the Merger Agreement;

•	Entry into employment agreements with key personnel;

•	Legal proceedings;

•	Unsolicited proposal;

•	Investment in real estate and related assets;

•	Property dispositions; and

•	Notes payable and other borrowings.

Impact of Recent Accounting Pronouncements
Refer to Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of December 31, 2012 and 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2012, we and three of the Consolidated Joint Ventures had $701.8 million of variable rate debt, including the Revolving Loans and the repurchase agreements, and therefore we are exposed to interest rate changes in LIBOR. As of December 31, 2012, a change of 50 basis points in interest rates would result in a change in interest expense of $3.5 million per annum, assuming all of our derivatives remain effective hedges. In the future we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.
As of December 31, 2012, we had 63 interest rate swap agreements outstanding, which mature on various dates from June 2014 through April 2021, with an aggregate notional amount under the swap agreements of $744.3 million and an aggregate net fair value of $(23.0) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2012, an increase of 50 basis points in interest rates would result in a decrease to the fair value of the derivative liability of $10.6 million.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2012.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2012, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of Documents Filed.

1.	The list of the financial statements contained herein is set forth on page F-1 hereof.

2.	Financial Statement Schedules—
Schedule III—Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof.
Schedule IV—Mortgage Loans on Real Estate is set forth beginning on page S-15 hereof.
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
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust III, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Credit Property Trust III, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 28, 2013

COLE CREDIT PROPERTY TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$1,490,843	$1,165,274
Buildings and improvements, less accumulated depreciation of $187,870 and $99,055, respectively	4,222,363	3,275,989
Acquired intangible lease assets, less accumulated amortization of $122,258 and $61,830, respectively	860,963	682,816
Total investment in real estate assets, net	6,574,169	5,124,079
Investment in notes receivable, net	90,358	64,683
Investment in marketable securities	51,103	41,750
Investment in marketable securities pledged as collateral	266,098	72,379
Investment in unconsolidated joint ventures	96,785	21,543
Total investment in real estate and related assets, net	7,078,513	5,324,434
Assets related to real estate held for sale, net	15,485	15,836
Cash and cash equivalents	192,504	216,353
Restricted cash	18,444	17,540
Rents and tenant receivables, less allowance for doubtful accounts of $337 and $202, respectively	79,760	60,712
Prepaid expenses and other assets	11,790	11,584
Deferred financing costs, less accumulated amortization of $23,105 and $11,305, respectively	57,229	51,109
Total assets	$7,453,725	$5,697,568
LIABILITIES AND EQUITY
Notes payable and other borrowings	$3,292,048	$2,373,984
Accounts payable and accrued expenses	42,756	33,815
Escrowed investor proceeds	—	1,930
Due to affiliates	4,525	4,847
Acquired below market lease intangibles, less accumulated amortization of $16,389 and $8,782, respectively	113,607	93,050
Distributions payable	26,399	20,858
Derivative liabilities, deferred rent and other liabilities	56,980	50,720
Total liabilities	3,536,315	2,579,204
Commitments and contingencies
Redeemable common stock	234,578	134,101
EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 990,000,000 shares authorized, 479,547,099 and 385,236,590 shares issued and outstanding, respectively	4,795	3,852
Capital in excess of par value	4,068,015	3,322,924
Accumulated distributions in excess of earnings	(416,886)	(319,031)
Accumulated other comprehensive income (loss)	23,101	(24,757)
Total stockholders’ equity	3,679,025	2,982,988
Noncontrolling interests	3,807	1,275
Total equity	3,682,832	2,984,263
Total liabilities and equity	$7,453,725	$5,697,568
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Rental and other property income	$471,333	$294,511	$108,509
Tenant reimbursement income	44,541	21,564	6,101
Interest income on notes receivable	6,573	5,473	3,628
Interest income on marketable securities	20,495	2,432	—
Total revenue	542,942	323,980	118,238
Expenses:
General and administrative expenses	14,915	10,155	5,905
Property operating expenses	49,278	24,045	6,916
Property and asset management expenses	46,364	27,225	10,378
Acquisition related expenses	63,892	59,433	50,096
Depreciation	103,719	61,198	20,460
Amortization	55,890	33,057	12,007
Total operating expenses	334,058	215,113	105,762
Operating income	208,884	108,867	12,476
Other income (expense):
Equity in income (loss) of unconsolidated joint ventures	2,183	1,475	(206)
Other income	4,446	344	1,277
Gain on sale of marketable securities	12,455	—	—
Interest expense	(140,113)	(78,968)	(22,969)
Total other expense	(121,029)	(77,149)	(21,898)
Income (loss) from continuing operations	87,855	31,718	(9,422)
Discontinued operations
Income from discontinued operations	7,126	14,053	2,819
Gain on sale of real estate assets	108,457	—	—
Total income from discontinued operations	115,583	14,053	2,819
Net income (loss)	203,438	45,771	(6,603)
Net income (loss) allocated to noncontrolling interests	100	475	(310)
Net income (loss) attributable to the Company	$203,338	$45,296	$(6,293)

Weighted average number of common shares outstanding:
Basic and diluted	463,216,187	309,363,838	174,764,966
Income (loss) from continuing operations per common share:
Basic and diluted	$0.19	$0.10	$(0.05)
Total income from discontinued operations per common share:
Basic and diluted	$0.25	$0.05	$0.02
Net income (loss) attributable to the Company per common share:
Basic and diluted	$0.44	$0.15	$(0.04)
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$203,438	$45,771	$(6,603)

Other comprehensive income (loss):
Unrealized gain on marketable securities	53,664	1,335	—
Reclassification of previous unrealized gain on marketable securities into net income	(8,852)	—	—
Unrealized loss on interest rate swaps	(6,217)	(18,904)	(7,053)
Reclassification of previous unrealized loss on interest rate swaps into net income	9,263	—	—
Total other comprehensive income (loss)	47,858	(17,569)	(7,053)

Total comprehensive income (loss)	251,296	28,202	(13,656)
Comprehensive income (loss) attributable to noncontrolling interest	100	475	(310)
Total comprehensive income (loss) attributable to the Company	$251,196	$27,727	$(13,346)
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

				Accumulated	Accumulated
	Common Stock		Capital in	Distributions	Other	Total	Non-
	Number of	Par	Excess	in Excess of	Comprehensive	Stockholders’	controlling	Total
	Shares	Value	of Par Value	Earnings	(Loss) Gain	Equity	Interests	Equity
Balance, January 1, 2010	98,002,392	$980	$865,617	$(34,999)	$(135)	$831,463	$—	$831,463
Issuance of common stock	151,272,210	1,513	1,505,839	—	—	1,507,352	—	1,507,352
Contributions from noncontrolling interests	—	—	—	—	—	—	681	681
Distributions to investors	—	—	—	(121,748)	—	(121,748)	—	(121,748)
Commissions on stock sales and related dealer manager fees	—	—	(127,753)	—	—	(127,753)	—	(127,753)
Other offering costs	—	—	(14,013)	—	—	(14,013)	—	(14,013)
Redemptions of common stock	(1,204,238)	(12)	(11,646)	—	—	(11,658)	—	(11,658)
Changes in redeemable common stock	—	—	(53,516)	—	—	(53,516)	—	(53,516)
Comprehensive loss	—	—	—	(6,293)	(7,053)	(13,346)	(310)	(13,656)
Balance, December 31, 2010	248,070,364	2,481	2,164,528	(163,040)	(7,188)	1,996,781	371	1,997,152
Issuance of common stock	141,490,293	1,414	1,405,275	—	—	1,406,689	—	1,406,689
Contributions from noncontrolling interests	—	—	—	—	—	—	481	481
Distributions to noncontrolling interests	—	—	—	—	—	—	(52)	(52)
Distributions to investors	—	—	—	(201,287)	—	(201,287)	—	(201,287)
Commissions on stock sales and related dealer manager fees	—	—	(114,550)	—	—	(114,550)	—	(114,550)
Other offering costs	—	—	(21,572)	—	—	(21,572)	—	(21,572)
Redemptions of common stock	(4,324,067)	(43)	(41,847)	—	—	(41,890)	—	(41,890)
Changes in redeemable common stock	—	—	(68,203)	—	—	(68,203)	—	(68,203)
Purchase of investment from noncontrolling interest	—	—	(707)	—	—	(707)	—	(707)
Comprehensive income (loss)	—	—	—	45,296	(17,569)	27,727	475	28,202
Balance, December 31, 2011	385,236,590	3,852	3,322,924	(319,031)	(24,757)	2,982,988	1,275	2,984,263
Issuance of common stock	101,309,317	1,013	1,000,935	—	—	1,001,948	—	1,001,948
Contributions from noncontrolling interests	—	—	—	—	—	—	2,938	2,938
Distributions to noncontrolling interests	—	—	—	—	—	—	(506)	(506)
Distributions to investors	—	—	—	(301,193)	—	(301,193)	—	(301,193)
Commissions on stock sales and related dealer manager fees	—	—	(72,926)	—	—	(72,926)	—	(72,926)
Other offering costs	—	—	(13,188)	—	—	(13,188)	—	(13,188)
Redemptions of common stock	(6,998,808)	(70)	(68,532)	—	—	(68,602)	—	(68,602)
Changes in redeemable common stock	—	—	(100,477)	—	—	(100,477)	—	(100,477)
Purchase of investment from noncontrolling interest	—	—	(721)	—	—	(721)	—	(721)
Comprehensive income	—	—	—	203,338	47,858	251,196	100	251,296
Balance, December 31, 2012	479,547,099	$4,795	$4,068,015	$(416,886)	$23,101	$3,679,025	$3,807	$3,682,832
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$203,438	$45,771	$(6,603)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	110,533	70,823	25,720
Amortization of lease intangibles and deferred financing costs, net	74,869	46,253	16,478
Accretion of marketable securities and notes receivable, net	(4,280)	(1,788)	(642)
Bad debt expense	309	213	97
Equity in (income) loss of unconsolidated joint ventures	(2,183)	(1,475)	206
Return on investment from unconsolidated joint ventures	2,183	1,475	946
Gain on sale and condemnation of real estate assets	(109,121)	—	(34)
Gain on sale of marketable securities	(12,455)	—	—
Changes in assets and liabilities:
Rents and tenant receivables	(31,184)	(36,421)	(21,760)
Prepaid expenses and other assets	(4,537)	(3,766)	(1,717)
Accounts payable and accrued expenses	3,832	10,769	11,228
Deferred rent and other liabilities	10,310	10,535	11,643
Due to affiliates	750	3,292	230
Net cash provided by operating activities	242,464	145,681	35,792
Cash flows from investing activities:
Investment in real estate and related assets	(2,335,620)	(2,342,527)	(2,329,385)
Return of investment and repayment of advance from unconsolidated joint ventures	22,748	1,148	—
Principal repayments from notes receivable	864	276	—
Proceeds from sale and condemnation of real estate assets	536,113	18	44
Proceeds from sale of marketable securities	63,422	—	—
Payment of property escrow deposits	(48,407)	(43,050)	(40,653)
Refund of property escrow deposits	53,096	38,875	40,150
Change in restricted cash	(904)	(5,417)	(10,932)
Net cash used in investing activities	(1,708,688)	(2,350,677)	(2,340,776)
Cash flows from financing activities:
Proceeds from issuance of common stock	832,869	1,296,596	1,442,178
Offering costs on issuance of common stock	(87,195)	(135,362)	(141,935)
Redemptions of common stock	(68,602)	(41,890)	(11,658)
Distributions to investors	(126,573)	(84,784)	(47,439)
Proceeds from notes payable and other borrowings	2,025,253	1,547,220	922,392
Repayment of notes payable and other borrowings	(1,107,062)	(239,401)	(1,136)
Payment of loan deposits	(5,463)	(6,704)	(14,676)
Refund of loan deposits	6,653	6,234	14,642
Payment on earnout liabilities	(7,429)	—	—
Change in escrowed investor proceeds liability	(1,930)	1,482	(673)
Deferred financing costs paid	(20,578)	(32,413)	(26,167)
Contributions from noncontrolling interests	2,938	481	681
Distributions to noncontrolling interests	(506)	(52)	—
Net cash provided by financing activities	1,442,375	2,311,407	2,136,209
Net (decrease) increase in cash and cash equivalents	(23,849)	106,411	(168,775)
Cash and cash equivalents, beginning of year	216,353	109,942	278,717
Cash and cash equivalents, end of year	$192,504	$216,353	$109,942
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
As of December 31, 2012, the Company owned 1,014 properties, comprising 43.1 million rentable square feet of single and multi-tenant retail and commercial space located in 47 states, which include properties owned through consolidated joint venture arrangements. As of December 31, 2012, the rentable space at these properties was 99% leased. As of December 31, 2012, the Company also owned 29 commercial mortgage backed securities (“CMBS”) and three notes receivable. In addition, through unconsolidated joint venture arrangements, as of December 31, 2012, the Company had interests in 12 properties comprising 2.3 million rentable square feet of commercial and retail space.
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
The Company ceased offering shares of its common stock pursuant to a follow-on offering of up to 275.0 million shares (the “Follow-on Offering”) on April 27, 2012. At the completion of the Follow-on Offering, a total of approximately 262.2 million shares of common stock had been issued, including approximately 242.9 million shares issued in the primary offering and approximately 19.3 million shares issued pursuant to the DRIP. The remaining 12.8 million unsold shares in the Follow-on Offering were deregistered.
In addition, the Company registered 75.0 million shares of common stock under the DRIP pursuant to a registration statement filed on Form S-3 (the “DRIP Offering” and collectively with the Initial Offering and Follow-on Offering, the “Offerings”), which was filed with the SEC on March 14, 2012 and automatically became effective with the SEC upon filing. The Company will continue to issue shares of common stock under the DRIP Offering until such time as the Company’s shares are listed on a national securities exchange or the DRIP Offering is otherwise terminated by the Company’s board of directors.
As of December 31, 2012, the Company had issued approximately 492.1 million shares of its common stock in the Offerings, including approximately 12.4 million shares issued in the DRIP Offering. The Company had aggregate gross proceeds from the Offerings of $4.9 billion (including shares sold pursuant to the Company’s DRIP) as of December 31, 2012, before share redemptions of $122.4 million and offering costs, selling commissions and dealer management fees of $463.2 million.
On March 5, 2013, the Company, Cole Holdings Corporation (“Holdings”), an Arizona corporation that is the parent company and indirect owner of the Company’s advisor and is wholly owned by Christopher H. Cole, the chairman of the board of directors, chief executive officer and president of the Company (the “Holdings Stockholder”), CREInvestments, LLC, a Maryland limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub”), and the Holdings Stockholder entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for the merger of Holdings with and into Merger Sub (the “Merger”), with Merger Sub surviving and continuing its existence under the laws of the state of Maryland as a wholly owned subsidiary of the Company. Upon consummation of the Merger, the Company intends to list its shares of common stock on the New York Stock Exchange. Refer to Note 2 for further discussion regarding the Merger.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 — MERGER AGREEMENT
A special committee of independent directors of the Company unanimously recommended the Merger and the board of directors of the Company (the “Board”) unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, the outstanding shares of common stock, par value $0.01 per share, of Holdings (“Holdings Common Stock”) will be converted into the right to receive upfront consideration from the Company of $20.0 million in cash, subject to adjustment, and 10,711,225 newly-issued shares of common stock of the Company (the “Upfront Stock Consideration”). The Merger Agreement also includes the following contingent amounts to be paid by the Company: (i) upon a listing of the Company’s common stock on the New York Stock Exchange (“NYSE”), 2,142,245 newly-issued shares of the Company’s common stock will be payable to the Holdings Stockholder (the “Listing Consideration”), and (ii) additional shares of the Company’s common stock are potentially payable in 2017 as an “earn-out” contingent upon the acquired business’ demonstrated financial success based on two criteria: (a) the acquired business generating Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) above a minimum threshold and (b) the Company’s stock performance relative to its peer group (the “Earnout Consideration”). The Upfront Stock Consideration and the Listing Consideration are subject to a three-year lockup with approximately one-third of the shares released each year. The stock consideration payable in 2017 is subject to a lockup until December 31, 2017. Additionally, pursuant to the terms of the Company’s advisory agreement with its current advisor, Holdings may receive an additional amount of the Company’s common stock based on the average closing price over a period of 30 consecutive trading days beginning 180 days after the Company’s shares of common stock are listed; however, Holdings has agreed, as part of the transaction, to a 25% reduction from the amount payable under the advisory agreement as a result of a listing of the Company’s common stock, if any. Other executives of Holdings would receive a portion of the consideration to be paid in connection with the Merger pursuant to certain bonus arrangements.
The Merger Agreement contains customary representations, warranties, covenants and agreements of Holdings, the Holdings Stockholder, the Company and Merger Sub. The consummation of the Merger is subject to various conditions for the benefit of the Company and Merger Sub, on the one hand, or Holdings and the Holdings Stockholder, on the other hand, or for all parties’ benefit, as applicable, including, among others, (i) the absence of any law or order prohibiting the consummation of the Merger, (ii) certain consents, approvals, permits and authorizations having been obtained, (iii) receipt of certain regulatory approvals, (iv) subject to the standards set forth in the Merger Agreement, the accuracy of the representations and warranties of each party thereto, (v) compliance by each party with its covenants and agreements under the Merger Agreement in all material respects, (vi) no event, change, effect, development, condition or occurrence that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the Company or Holdings, (vii) the delivery of certain opinions of counsel related to the qualification of the Merger as a “reorganization” for tax purposes and the qualification of the Company as a real estate investment trust, and (viii) no pending litigation challenging the Merger which, if determined adversely to the Company, Holdings or the Holdings Stockholder, would be, or would be reasonably likely to be, material to (a) the combined business of the Company, Holdings and their subsidiaries and as a result of which the Company’s special committee of the Board has determined that the Merger and the other transactions contemplated by the Merger Agreement are no longer in the best interests of the Company’s stockholders or (b) the Holdings Stockholder and as a result of which the Holdings Stockholder has determined that the Merger and the other transactions contemplated by the Merger Agreement are no longer in the best interests of the Holdings Stockholder.
The Merger Agreement contains certain termination rights for both the Company and Holdings, including the right to terminate the Merger Agreement if the Merger is not consummated on or before June 30, 2013 and if the requisite regulatory approvals are not obtained. The Holdings Stockholder has also agreed, subject to certain limitations, to indemnify the Company with respect to certain representations and warranties regarding Holdings and other matters.
If the Merger is completed, the Company and the Holdings Stockholder will enter into a customary escrow agreement pursuant to which approximately one-third of the Upfront Stock Consideration will be escrowed, in part to satisfy the Holding Stockholder’s indemnity obligations. If listing occurs during the first year after closing, one-third of the Listing Consideration will be added to the escrowed shares, subject to the same escrow terms.
At the closing of the Merger, the Company would enter into a registration rights agreement pursuant to which the Company will agree to customary demand and piggyback registration rights with respect to the shares of the Company’s common stock issued pursuant to the Merger Agreement.
As of December 31, 2012, the Company had incurred $3.5 million for legal, consulting and other expenses related to the Merger, which is included in acquisition related expenses in the consolidated statements of operations. Subsequent to December 31, 2012, the Company has incurred $11.1 million of such Merger expenses.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and consolidated joint venture arrangements in which the Company has controlling financial interests. The portions of the consolidated joint venture arrangements not owned by the Company were presented as noncontrolling interests as of and during the period consolidated. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified in the consolidated balance sheets and statements of operations to conform with the current year presentation of real estate assets held for sale and discontinued operations.
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
The Company continually evaluates the need to consolidate joint ventures based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company is the primary beneficiary. As of December 31, 2012, the Company consolidated the accounts of three joint ventures (the “Consolidated Joint Ventures”), which held real estate assets with an aggregate book value of $55.0 million.
In addition, the Company evaluates its investments in marketable securities to determine if they represent variable interests in VIEs. As of December 31, 2012, the Company determined that investments in marketable securities are variable interests in VIEs, of which the Company is not the primary beneficiary because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance. The Company’s maximum exposure to loss from these investments does not exceed their aggregate amortized cost basis of $271.1 million.
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

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment in and Valuation of Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance are expensed as incurred.
The Company is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2012, 2011, and 2010.
When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate assets.
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
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of above market and below market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
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
The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could impact the Company’s results of operations.
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

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment in Notes Receivable
Notes receivable consist of loans acquired by the Company, which are secured by real estate properties. Notes receivable are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs or fees. The related discounts or premiums are accreted or amortized over the life of the related note receivable. The Company defers certain loan origination and commitment fees and amortizes them as an adjustment of yield over the term of the related note receivable. The related accretion of discounts and/or amortization of premiums and origination costs are recorded in interest income on notes receivable. The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators such as underlying collateral and payment history. A note receivable is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note receivable’s effective interest rate or to the value of the underlying collateral if the note receivable is collateral dependent. Interest income on performing notes receivable is accrued as earned. Interest income on impaired notes receivable is recognized on a cash basis. Evaluating notes receivable for potential impairment can require management to exercise significant judgments. No impairment losses or allowances were recorded related to notes receivable for the years ended December 31, 2012, 2011 and 2010.
Investment in Marketable Securities
Investments in marketable securities consist of investments in CMBS, including those pledged as collateral. The Company classifies its investments as available-for-sale because although the Company does not actively trade these securities, the Company may sell them prior to their maturity. These investments are carried at estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). The Company uses estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such securities, where available, for similar CMBS tranches that actively participate in the CMBS market and industry benchmarks, such as Trepp’s CMBS Analytics, where applicable. Market conditions, such as interest rates, liquidity, trading activity and credit spreads may cause significant variability to the received quotes. If the Company is unable to obtain quotes or if the Company believes the quotes received are inaccurate, the Company would estimate fair value using internal models that primarily consider Trepp’s CMBS Analytics, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions could result in a significant increase or decrease in the recorded amount of the securities. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in alternative valuations. If there are significant disruptions to the financial markets, the Company’s estimates of fair value may have significant volatility. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.
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
Accretion of discounts on the CMBS is recognized based on the effective yield method and is recorded in the accompanying consolidated statements of operations in interest income on marketable securities. The effective yield on these CMBS is based on the projected cash flows from each security, which are estimated based on the Company’s observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. The Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore actual maturities of the securities may be shorter than stated contractual maturities.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.
Restricted Cash and Escrows
Included in restricted cash was $14.0 million and $15.2 million as of December 31, 2012 and 2011, respectively, held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Also included in restricted cash was $4.4 million and $387,000 held by lenders in a lockbox account, as of December 31, 2012 and 2011, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. In addition, the Company had escrowed investor proceeds for which shares of common stock had not been issued of $1.9 million in restricted cash as of December 31, 2011. There were no escrowed investor proceeds included in restricted cash as December 31, 2012.
Investment in Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures as of December 31, 2012 consisted of the Company’s interest in seven joint ventures that owned 12 multi-tenant properties (the “Unconsolidated Joint Ventures”). The Company accounts for the Unconsolidated Joint Ventures using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions. The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the joint venture. If an event or change in circumstance has occurred, the Company is required to evaluate the joint venture for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in a joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions.  The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded related to the Unconsolidated Joint Ventures for the years ended December 31, 2012, 2011 or 2010.
Rents and Tenant Receivables
Rents and tenant receivables primarily includes amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries due from tenants. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy, if any, are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables.
Prepaid Expenses
Prepaid expenses include expenses paid as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. If a note payable is prepaid, any unamortized deferred financing costs related to the note payable would be expensed. Amortization of deferred financing costs, including any write-offs, was $14.1 million, $8.4 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, and was recorded in interest expense in the consolidated statements of operations.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of determining this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.
Income Taxes
The Company qualified and elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company generally is not subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Concentration of Credit Risk
As of December 31, 2012, the Company had cash on deposit, including restricted cash, in 12 financial institutions, eight of which had deposits in excess of federally insured levels, totaling $93.0 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash investments to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
No single tenant accounted for greater than 10% of the Company’s 2012 gross annualized rental revenues. Tenants in the restaurant industry comprised 10% of the Company’s 2012 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of December 31, 2012, 190 of the Company’s properties were located in Texas accounting for 17% of its 2012 gross annualized rental revenues.
Offering and Related Costs
CR III Advisors funds all of the organization and offering costs on the Company’s behalf and is reimbursed for such costs up to 1.5% of gross proceeds from the Offerings, excluding selling commissions and the dealer-manager fee. During the years ended December 31, 2012, 2011 and 2010, the Company recorded $13.2 million, $21.6 million and $14.0 million, respectively, of organization and offering expense reimbursements for services provided by, and costs incurred by, CR III Advisors. The offering costs, which include items such as legal and accounting fees, marketing, personnel and promotional printing costs, are recorded as a reduction of capital in excess of par value along with sales commissions and dealer manager fees of 7% and 2%, respectively. Organization costs are expensed when incurred.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Due to Affiliates
Certain affiliates of the Company’s advisor received, and will continue to receive fees, reimbursements, and compensation in connection with services provided relating to the acquisition, management, financing, leasing and sale of the assets of the Company.
Stockholders’ Equity
As of December 31, 2012 and 2011, the Company was authorized to issue 990.0 million shares of common stock and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s board of directors may amend the charter to authorize the issuance of additional shares of capital stock without obtaining stockholder approval.
Redeemable Common Stock
The Company has adopted a share redemption program that permits its stockholders to sell their shares, which is limited to redemptions that can be funded with cumulative net proceeds from the Company’s DRIP and subject to other limitations discussed in Note 17 to these consolidated financial statements. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets. Changes in the amount of redeemable stock from period to period are recorded as an adjustment to capital in excess of par value.
Earnings (Loss) Per Share
Earnings per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2012, 2011 and 2010.
Reportable Segments
The Company’s operating segment consists of commercial properties, which include activities related to investing in real estate including retail, office and distribution properties and other real estate related assets. The commercial properties are geographically diversified throughout the United States and have similar economic characteristics. The Company evaluates operating performance on an overall portfolio level; therefore, the Company’s properties are one reportable segment.
Interest
Interest is charged to interest expense as it accrues, unless the interest relates to loans on properties under development, in which case it is capitalized. During the years ended December 31, 2012, 2011 and 2010, the Company capitalized $299,000, $48,000, and $26,000 respectively, of interest costs relating to the development projects as discussed in Note 5 to these consolidated financial statements.
Distributions Payable and Distribution Policy
In order to maintain its status as a REIT, the Company is required to, among other things, make distributions each taxable year equal to at least 90% of its taxable income, computed without regard to the dividends paid deduction and excluding net capital gains. To the extent funds are available, the Company intends to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates.
The Company’s board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001776144 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the periods commencing on January 1, 2012 and ending on December 31, 2012. As of December 31, 2012, the Company had distributions payable of $26.4 million.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Recent Accounting Pronouncements
In May 2011, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS, (“ASU 2011-04”), which converges guidance between GAAP and International Financial Reporting Standards to provide a uniform framework of fair value measurements and requires additional disclosures including quantifiable information about measurements to changes in unobservable inputs for Level 3 fair value measurements. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, which requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The Company elected to present two separate but consecutive statements herein.
NOTE 4 — FAIR VALUE MEASUREMENTS
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
Notes receivable – The fair value is estimated by discounting the expected cash flows on the notes at rates at which management believes similar loans would be made as of December 31, 2012 and 2011. The estimated fair value of these notes was $97.3 million and $69.0 million as of December 31, 2012 and 2011, respectively, as compared to the carrying value of $90.4 million and $64.7 million as of December 31, 2012 and 2011, respectively. The fair value of the Company’s notes receivable is estimated using Level 2 inputs.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Notes payable and other borrowings – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of December 31, 2012 and 2011. The estimated fair value of the notes payable and other borrowings was $3.4 billion and $2.4 billion as of December 31, 2012 and 2011, respectively, as compared to the carrying value of $3.3 billion and $2.4 billion as of December 31, 2012 and 2011, respectively. The fair value of the Company’s notes payable and other borrowings is estimated using Level 2 inputs.
Marketable securities – The Company’s marketable securities are carried at fair value and are valued using Level 3 inputs. The Company used estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such securities for similar CMBS tranches that actively participate in the CMBS market and industry benchmarks, such as Trepp’s CMBS Analytics. As of December 31, 2012 and 2011, no marketable securities were valued using internal models.
Derivative Instruments – The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Earnout Agreements – The Company has acquired certain properties subject to earnout provisions obligating the Company to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at each property. Earnout payments are based on a predetermined formula and have set time periods regarding the obligation to make the payment as set forth in the respective purchase and sale agreement. If, at the end of the respective time period, certain space has not been leased and occupied, the Company will have no further obligation under the applicable earnout provision. The earnouts are carried at fair value and are valued using Level 3 inputs, including estimated timing and probability of leasing the vacant space, as there is no public market for this item and thus Level 1 and Level 2 inputs are unavailable for an item of this nature. Earnouts are recorded upon acquisition of the related property at their estimated fair value, and any changes to the estimated fair value are reflected in the statements of operations. The estimated fair value of these agreements totaled $5.3 million and $5.5 million as of December 31, 2012 and 2011, respectively, and is included in the accompanying consolidated balance sheets in other liabilities. During the year ended December 31, 2012, the Company recorded additional earnout liabilities with an aggregate estimated fair value of $6.5 million upon purchase of certain properties. In addition, during the year ended December 31, 2012, the Company increased the fair value of the outstanding earnout agreements by $789,000, which is recorded in the accompanying consolidated statements of operations in acquisition related expenses. During the year ended December 31, 2012, the obligations under certain earnout provisions were satisfied and the Company paid $7.4 million to the seller.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of December 31, 2012, there have been no transfers of financial assets or liabilities between levels.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$317,201	$—	$—	$317,201
Liabilities:
Interest rate swaps	$(23,046)	$—	$(23,046)	$—
Earnout agreements	(5,339)	—	—	(5,339)
Total liabilities	$(28,385)	$—	$(23,046)	$(5,339)

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$114,129	$—	$—	$114,129
Liabilities:
Interest rate swaps	$(26,092)	$—	$(26,092)	$—
Earnout agreements	(5,519)	—	—	(5,519)
Total liabilities	$(31,611)	$—	$(26,092)	$(5,519)
The following table shows a reconciliation of the change in fair value of the Company’s marketable securities with significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Balance at beginning of year	$114,129	$—
Total gains or losses
Reclassification of previous unrealized gain on marketable securities into net income	(8,852)	—
Unrealized gain included in other comprehensive income (loss), net	53,664	1,335
Purchases, issuances, settlements, sales and accretion
Purchases	205,986	112,032
Issuances	—	—
Sales	(50,967)	—
Accretion included in earnings, net	3,241	762
Balance at end of year	$317,201	$114,129

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 — REAL ESTATE ACQUISITIONS
2012 Property Acquisitions
During the year ended December 31, 2012, the Company acquired interests in 349 commercial properties for an aggregate purchase price of $2.0 billion (the “2012 Acquisitions”). The Company purchased the 2012 Acquisitions with net proceeds from the Follow-on Offering, the DRIP Offering, borrowings and the sale of properties and other investments. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

December 31, 2012
Land	$412,674
Building and improvements	1,330,874
Acquired in-place leases	252,186
Acquired above market leases	38,260
Acquired below market leases	(39,054)
Total purchase price	$1,994,940
The Company recorded revenue for the year ended December 31, 2012 of $81.4 million, respectively, and a net loss for the year ended December 31, 2012 of $25.7 million, respectively, related to the 2012 Acquisitions. The Company expensed $60.4 million of property related acquisition costs for the year ended December 31, 2012.
The following information summarizes selected financial information of the Company, as if all of the 2012 Acquisitions were completed on January 1, 2011 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2012 and 2011, respectively (in thousands):

	Year Ended December 31,
	2012	2011
Pro forma basis (unaudited):
Revenue	$661,650	$531,356
Net income	$296,683	$45,793
The unaudited pro forma information for the year ended December 31, 2012 was adjusted to exclude $60.4 million of property related acquisition costs recorded during the year ended December 31, 2012. These costs were recognized in the unaudited pro forma information for the year ended December 31, 2011. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2011, nor does it purport to represent the results of future operations.
2012 Investments in Development Projects
During the year ended December 31, 2012, the Company acquired a completed development project for an aggregate purchase price of $7.7 million through the repayment of a construction loan facility and the purchase of the joint venture partner’s noncontrolling interest. The Company also completed the construction of a single tenant office building. Total costs for the construction of the building were $12.2 million. The development of these projects was initiated in 2011, and therefore, these properties are not included in the 2012 Acquisitions.
2012 Investments in Unconsolidated Joint Ventures
During the year ended December 31, 2012, the Company acquired financial interests in two unconsolidated joint venture arrangements for an aggregate investment of $46.5 million. In addition, the Company acquired a $27.7 million financial interest in one of the Consolidated Joint Ventures during the year ended December 31, 2012, whose only assets are interests in three of the Unconsolidated Joint Ventures.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the acquired interests in the unconsolidated joint venture arrangements discussed above, one of the Unconsolidated Joint Ventures borrowed $17.6 million (the “Advance Note”) from one of the Consolidated Joint Ventures and fully repaid the Advance Note during the year ended December 31, 2012. The Advance Note had a variable interest rate equal to the one-month LIBOR plus 225 basis points. During the year ended December 31, 2012, the Company recorded $107,000 of interest income on the Advance Note. No financing coordination fees were incurred in connection with the Advance Note.
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

December 31, 2011
Land	$448,728
Building and improvements	1,491,347
Acquired in-place leases	244,776
Acquired above market leases	69,823
Acquired below market leases	(32,402)
Fair value adjustment of assumed notes payable	438
Total purchase price	$2,222,710
The Company recorded revenue for the year ended December 31, 2011 of $84.6 million, respectively, and a net loss for the year ended December 31, 2011 of $16.5 million, respectively, related to the 2011 Acquisitions. The Company expensed $59.4 million of acquisition costs for the year ended December 31, 2011.
The following information summarizes selected financial information of the Company, as if all of the 2011 Acquisitions were completed on January 1, 2010 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2011 and 2010, respectively (in thousands):

	Year Ended December 31,
	2011	2010
Pro forma basis (unaudited):
Revenue	$474,975	$336,716
Net income	$159,743	$34,158
The unaudited pro forma information for the year ended December 31, 2011 was adjusted to exclude $59.4 million of acquisition costs recorded during the year ended December 31, 2011. These costs were recognized in the unaudited pro forma information for the year ended December 31, 2010. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2010, nor does it purport to represent the results of future operations.
2011 Investments in Development Projects
During the year ended December 31, 2011, the Company acquired a completed development project for an aggregate purchase price of $5.9 million through the repayment of a construction loan facility and the purchase of the joint venture partner’s noncontrolling interest. The development of this project was initiated in 2010, and therefore, this property purchase is not included in the 2011 Acquisitions.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, the Company and one of the Consolidated Joint Ventures acquired three land parcels for development of two office facilities and a single tenant commercial property. As of December 31, 2011, the aggregate construction costs incurred of $12.3 million are included in the accompanying December 31, 2011 consolidated balance sheet in building and improvements. The land acquired for an aggregate amount of $9.3 million is included in land, and the aggregate construction facility borrowings of $4.6 million are included in notes payable and other borrowings in the accompanying December 31, 2011 consolidated balance sheet. As discussed above, the Company completed two of the three projects during the year ended December 31, 2012.
2011 Investments in Unconsolidated Joint Ventures
During the year ended December 31, 2011, the Company acquired an interest in an unconsolidated joint venture arrangement for $7.7 million.
NOTE 6 — ACQUIRED INTANGIBLE LEASE ASSETS
Acquired intangible lease assets consisted of the following (in thousands):

	As of December 31,
	2012	2011
Acquired in-place leases, net of accumulated amortization of $101,392 and $50,715,
respectively (with a weighted average life of 12.7 and 15.3 years, respectively)	$710,469	$543,663
Acquired above market leases, net of accumulated amortization of $20,866 and $11,115,
respectively (with a weighted average life of 13.2 and 15.9 years, respectively)	150,494	139,153
	$860,963	$682,816
Amortization expense related to the acquired in-place lease assets for the years ended December 31, 2012, 2011 and 2010 was $55.9 million, $33.1 million and $12.0 million, respectively. Amortization expense related to the acquired above market lease assets for the years ended December 31, 2012, 2011 and 2010 was $11.6 million, $6.9 million and $2.1 million, respectively.
Estimated amortization expense of the intangible lease assets, excluding the intangible lease assets related to the Held for Sale Properties (as defined below), as of December 31, 2012 for each of the five succeeding fiscal years is as follows:

	Amortization
Year Ending December 31,	Leases In-Place	Above Market Leases
2013	$64,896	$13,723
2014	$62,474	$13,283
2015	$61,208	$13,063
2016	$58,201	$12,476
2017	$56,076	$12,028
NOTE 7 — INVESTMENT IN NOTES RECEIVABLE
During the year ended December 31, 2012, the Company acquired a $25.0 million junior mezzanine loan (the “Mezzanine Loan”), secured by equity interests in a joint venture which owns 15 shopping centers. The Mezzanine Loan has an interest rate of LIBOR plus 9.0% with a LIBOR floor of 0.50% and matures in July 2015 with two one-year extension options. As of December 31, 2012, investment in notes receivable included $25.4 million related to the Mezzanine Loan, which consisted of the outstanding face amount of the loan of $25.0 million, $500,000 of acquisition costs and accumulated amortization of acquisition costs of $65,000. The acquisition costs are amortized over the term of the loan using the effective interest rate method. Interest only payments are due each month. There were no amounts past due as of December 31, 2012.
In addition, as of December 31, 2012, the Company owned two mortgage notes receivable, each of which is secured by an office building (collectively the “Mortgage Notes”). As of December 31, 2012 and 2011, investment in notes receivable included $64.9 million and $64.7 million, respectively, related to the Mortgage Notes. As of December 31, 2012, the Mortgage Notes balance consisted of the outstanding face amount of the notes of $72.9 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $2.8 million. As of

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2011, the Mortgage Notes balance consisted of the outstanding face amount of the notes of $73.7 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $1.7 million. The discount is accreted and acquisition costs are amortized over the terms of each respective Mortgage Note using the effective interest rate method. The Mortgage Notes have a fixed interest rate of 5.93% per annum and mature on October 1, 2018. Interest and principal payments are due each month until October 1, 2018. There were no amounts past due as of December 31, 2012.
The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as underlying collateral and payment history. No impairment losses were recorded related to notes receivable for the years ended December 31, 2012, 2011 or 2010. In addition, no allowances for uncollectability were recorded related to notes receivable as of December 31, 2012 or 2011.
NOTE 8 — INVESTMENT IN MARKETABLE SECURITIES
During the year ended December 31, 2012, the Company sold six CMBS and half of the Company’s investment in two CMBS for aggregate proceeds of $63.4 million and realized a gain on the sale of $12.5 million, of which $8.9 million had previously been recorded in other comprehensive income (loss). As of December 31, 2012, the Company owned 29 CMBS, with an estimated aggregate fair value of $317.2 million. As of December 31, 2011, the Company owned 11 CMBS, with an estimated aggregate fair value of $114.1 million.
As of December 31, 2012, certain of these securities were pledged as collateral under repurchase agreements (the “Repurchase Agreements”), as discussed in Note 11 to these consolidated financial statements. The following table provides the activity for the CMBS during the year ended December 31, 2012 (in thousands):

	Amortized Cost Basis	Unrealized Gain	Fair Value
Marketable securities as of December 31, 2011	$112,794	$1,335	$114,129
Face value of marketable securities acquired	320,020	—	320,020
Discounts on purchase of marketable securities, net of acquisition costs	(114,034)	—	(114,034)
Net accretion on marketable securities	3,241	—	3,241
Increase in fair value of marketable securities	—	53,664	53,664
Decrease due to sale of marketable securities	(50,967)	(8,852)	(59,819)
Marketable securities as of December 31, 2012	$271,054	$46,147	$317,201
The following table shows the fair value and gross unrealized gains and losses of the Company’s CMBS as of December 31, 2012 (in thousands) and the length of time the CMBS has been in the unrealized gain or continuous loss position:

	Less than 12 months			12 Months or More			Total
Description of Securities	Fair Value	Unrealized Gains	Unrealized (Losses)	Fair Value	Unrealized Gains	Unrealized (Losses)	Fair Value	Unrealized Gains	Unrealized (Losses)
CMBS	$317,201	$48,192	$(2,045)	$—	$—	$—	$317,201	$48,192	$(2,045)
As of December 31, 2012, the unrealized losses of $2.0 million were deemed to be a temporary impairment based upon the following: (1) the Company having no intent to sell these securities, (2) it is more likely than not that the Company will not be required to sell the securities before recovery and (3) the Company’s expectation to recover the entire amortized cost basis of these securities. The Company determined that the unrealized losses of $2.0 million resulted from volatility in interest rates and credit spreads and other qualitative factors relating to macro-credit conditions in the mortgage market. Additionally, as of December 31, 2012, the Company had determined that the subordinate CMBS tranches below the Company’s CMBS investment adequately protected the Company’s ability to recover its investment and that the Company’s estimates of anticipated future cash flows from the CMBS investment had not been adversely impacted by any deterioration in the creditworthiness of the specific CMBS issuers.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The scheduled maturity of the Company’s CMBS as of December 31, 2012 is as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	260,412	307,396
Due after ten years	10,642	9,805
	$271,054	$317,201
Actual maturities of marketable securities can differ from contractual maturities because borrowers may have the right to prepay their respective loan balances at any time. In addition, factors such as prepayments and interest rates may affect the yields on the marketable securities.
NOTE 9 — DISCONTINUED OPERATIONS
During the year ended December 31, 2012, the Company disposed of 26 single-tenant properties and two multi-tenant properties for an aggregate gross sales price of $573.8 million (the “2012 Property Dispositions”). As of the respective closing dates of the 2012 Property Dispositions, the major class of assets and liabilities of these properties included net total investment in real estate assets of $450.2 million, straight-line rent receivables of $12.7 million, notes payable of $180.3 million, which includes $24.3 million assumed by the buyer, and net below market lease liabilities of $9.0 million. The Company has no continuing involvement with the 2012 Property Dispositions. The Company also classified two properties as held for sale as of December 31, 2012 (the “Held for Sale Properties”). The results of operations for the 2012 Property Dispositions and the Held for Sale Properties (collectively, the “Discontinued Operations Properties”) have been presented as discontinued operations on the Company’s consolidated statements of operations for all periods presented.
The following table summarizes the operating income from discontinued operations of the Discontinued Operations Properties for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Total revenue	$34,308	$42,322	$25,318
Total expenses	27,182	28,269	22,499
Income from discontinued operations	7,126	14,053	2,819
Gain on sale of real estate assets	108,457	—	—
Total income from discontinued operations	$115,583	$14,053	$2,819
The following table presents the major classes of assets and liabilities of the Held for Sale Properties as of December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Investment in real estate assets, net	$15,376	$15,759
Straight-line rent receivables	109	77
Assets related to real estate held for sale, net	$15,485	$15,836

Liabilities related to real estate assets held for sale (1)	$322	$347
________________
(1) Liabilities related to real estate assets held for sale includes net below market lease liabilities and prepaid rent and are included in derivative liabilities, deferred rent and other liabilities in the Company’s consolidated balance sheets for all periods presented.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the terms of the Company’s executed swap agreements designated as hedging instruments (in thousands):

		Outstanding Notional				Fair Value of Liabilities
	Balance Sheet	Amount as of	Interest	Effective	Maturity	December 31,	December 31,
	Location	December 31, 2012	Rates (1)	Dates	Dates	2012	2011
Interest Rate Swaps	Derivative liabilities, deferred rent and other liabilities	$744,250	3.15% to 6.83%	12/18/2009 to 12/14/2012	6/27/2014 to 4/1/2021	$(23,046)	$(26,092)
_______________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 4 to these consolidated financial statements. The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
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
The following table summarizes the gains and losses on the Company’s derivative instruments and hedging activities for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Amount of Loss Recognized in Other Comprehensive Income (Loss)			Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense (1)
	Year Ended December 31,			Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2010	2012	2011	2010
Interest Rate Swaps	$(6,217)	$(18,904)	$(7,053)	$9,263	$—	$—
_______________

(1)
During the year ended December 31, 2012, an interest rate swap was designated as ineffective and the unrealized loss was reclassified from accumulated other comprehensive income (loss) into interest expense as it related to one of the 2012 Property Dispositions and the Company terminated the swap when the property was sold.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of both December 31, 2012 and 2011, there were no events of default related to the interest rate swaps. As of December 31, 2011, there were no termination events related to the interest rate swaps.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 — NOTES PAYABLE AND OTHER BORROWINGS
As of December 31, 2012, the Company and the Consolidated Joint Ventures had $3.3 billion of debt outstanding, with a weighted average years to maturity of 5.3 years and weighted average interest rate of 4.38%. The following table summarizes the debt activity during the year ended and balances as of December 31, 2012 (in thousands):

		During the Year Ended December 31, 2012
	Balance as of December 31, 2011	Debt Issuance and Assumptions	Repayments	Other (1)	Balance as of December 31, 2012
Fixed rate debt	$1,560,068	$898,906	$(226,556)	$79,123	$2,311,541
Variable rate debt	132,143	31,799	—	(79,000)	84,942
Construction facilities	4,614	28,364	(5,220)	—	27,758
Credit facility	647,750	1,010,000	(890,000)	—	767,750
Repurchase agreements	29,409	80,184	(9,536)	—	100,057
Total(2)	$2,373,984	$2,049,253	$(1,131,312)	$123	$3,292,048
________________

(1)
Represents fair value adjustment of assumed mortgage notes payable, net of amortization, of $123,000. In addition, $79.0 million of variable rate debt outstanding as of December 31, 2012 was effectively fixed through the use of an interest rate swap with an effective date of June 29, 2012.

(2)
The table above does not include loan amounts associated with certain unconsolidated joint venture arrangements of $195.8 million, of which $10.2 million is recourse to CCPT III OP. These loans mature on various dates ranging from October 2015 to July 2021.

As of December 31, 2012, the fixed rate debt includes $465.5 million of variable rate debt subject to interest rate swap agreements which had the effect of fixing the variable interest rates per annum through the maturity date of the loan. In addition, the fixed rate debt includes mortgage notes assumed with an aggregate face amount of $40.7 million and an aggregate fair value of $39.4 million at the date of assumption. The fixed rate debt has interest rates ranging from 2.75% to 6.83% per annum. The variable rate debt has variable interest rates ranging from LIBOR plus 225 basis points to 325 basis points per annum. In addition, the construction facilities have interest rates ranging from LIBOR plus 235 basis points to 250 basis points per annum, with certain debt containing LIBOR floors. The debt outstanding matures on various dates from February 2013 through January 2023. The aggregate balance of gross real estate and related assets, net of gross intangible lease liabilities, securing the fixed and variable rate debt outstanding was $4.8 billion as of December 31, 2012. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed.
As of December 31, 2012, the Company had $89.8 million available for borrowing under a senior unsecured credit facility (the “Credit Facility”) based on the underlying collateral pool of $1.4 billion. The Credit Facility provides borrowings up to $857.5 million, which includes a $278.75 million term loan (the “Term Loan”) and up to $578.75 million in revolving loans (the “Revolving Loans”). The Credit Facility may be increased to a maximum of $950.0 million. Depending upon the type of loan specified and overall leverage ratio, the Revolving Loans bear interest at either LIBOR plus an interest rate spread ranging from 2.25% to 3.00% or a base rate plus an interest rate spread ranging from 1.25% to 2.00%. The base rate is greater of (1) LIBOR plus 1.00%, (2) Bank of America N.A.’s Prime Rate or (3) the Federal Funds Rate plus 0.50%. During the year ended December 31, 2011, the Company executed two swap agreements associated with the Term Loan, which had the effect of fixing the variable interest rates per annum through the maturity date of the respective loan at 3.45% and 3.15%, respectively. The Revolving Loans and Term Loan had a combined weighted average interest rate of 3.37% as of December 31, 2012.
The Repurchase Agreements have interest rates ranging from LIBOR plus 120 basis points to 175 basis points and mature on various dates from January 2013 through March 2013. Upon maturity, the Company may elect to renew the Repurchase Agreements for a period of 90 days until the CMBS mature. The CMBS have a weighted average remaining term of 9.5 years. Under the Repurchase Agreements, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of the pledged assets would require the Company to provide additional collateral to fund margin calls. As of December 31, 2012, the securities held as collateral had a fair value of $266.1 million and an amortized cost of $224.9 million. There was no cash collateral held by the counterparty as of December 31, 2012. The Repurchase Agreements are being accounted for as secured borrowings because the Company maintains effective control of the financed assets. The Repurchase Agreements are non-recourse to the Company and CCPT III OP.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions. These agreements also include usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility and such notes payable as of December 31, 2012.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2012 for each of the five succeeding fiscal years and the period thereafter:

Year Ending December 31,	Principal Repayments(1)(2)
2013	$164,330
2014	651,232
2015	337,704
2016	169,274
2017	190,666
Thereafter	1,779,782
Total	$3,292,988
________________
(1) Assumes the Company accepts the interest rates that one lender may reset on September 1, 2013 and February 1, 2015, respectively, related to mortgage notes payable of $30.0 million and $32.0 million, respectively.
(2) Principal payment amounts reflect actual payments based on the face amount of notes payable secured by the Company’s wholly-owned properties and Consolidated Joint Ventures. As of December 31, 2012, the fair value adjustment, net of amortization, of mortgage notes assumed was $940,000.
NOTE 12 — ACQUIRED BELOW MARKET LEASE INTANGIBLES
Acquired below market lease intangibles consisted of the following (in thousands):

	As of December 31,
	2012	2011
Acquired below market leases, net of accumulated amortization of $16,389 and $8,782,
respectively (with a weighted average life of 10.6 and 14.1 years, respectively)	$113,607	$93,050
The increase in rental and other property income resulting from the amortization of the intangible lease liability for the years ended December 31, 2012, 2011 and 2010 was $9.0 million, $5.1 million and $2.1 million, respectively.
Estimated amortization of the intangible lease liability, excluding the below market lease intangibles related to the Held for Sale Properties, as of December 31, 2012 for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,	Amortization of Below Market Leases
2013	$10,363
2014	$10,106
2015	$9,859
2016	$9,537
2017	$8,894

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$26,399	$20,858	$14,448
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$24,000	$4,863	$10,577
Common stock issued through distribution reinvestment plan	$169,079	$110,093	$65,174
Net unrealized loss on interest rate swaps	$(6,217)	$(18,904)	$(7,035)
Unrealized gain on marketable securities	$53,664	$1,335	$—
Earnout liabilities recorded upon property acquisitions	$6,460	$5,519	$—
Accrued expenditures	$10,667	$2,864	$1,743
Notes payable assumed by buyer in real estate disposition	$24,250	$—	$—
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest of $299, $48 and $26, respectively	$121,211	$75,945	$20,627

NOTE 14— COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2012, the Company was not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Purchase Commitments
As of December 31, 2012, the Company owned one land parcel, upon which an office building is being developed. Based on budgeted construction costs, the cost to complete the facility is estimated to be $45.8 million. The construction is being funded by a construction loan facility totaling $33.8 million. As of December 31, 2012, the Company had incurred $40.2 million in construction costs and $19.9 million was outstanding under the construction facility. Additionally, the Company had properties subject to earnout provisions obligating it to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the properties, as discussed in Note 4 to these consolidated financial statements.
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

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to CR III Advisors or its affiliates in connection with the Offerings, and has incurred and will continue to incur commissions, fees and expenses in connection with the acquisition, management and sale of the assets of the Company.
Offerings
In connection with the Initial Offering and Follow-on Offering, Cole Capital Corporation (“Cole Capital”), the Company’s dealer manager, which is affiliated with our advisor, received a selling commission of up to 7% of gross offering proceeds, before reallowance of commissions earned by participating broker-dealers. Cole Capital reallowed 100% of selling commissions earned to participating broker-dealers. In addition, Cole Capital received 2% of gross offering proceeds, before reallowance to participating broker-dealers, as a dealer manager fee in connection with the Initial Offering and Follow-on Offering. Cole Capital, in its sole discretion, reallowed a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer manager fees were paid to Cole Capital or any other broker-dealers with respect to shares sold under the Company’s DRIP.
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer manager fee) were paid by CR III Advisors or its affiliates and were reimbursed by the Company up to 1.5% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation.
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CR III Advisors and its affiliates related to the services described above during the years indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Offering:
Selling commissions	$56,264	$88,660	$98,980
Selling commissions reallowed by Cole Capital	$56,264	$88,660	$98,980
Dealer manager fee	$16,662	$25,890	$28,773
Dealer manager fee reallowed by Cole Capital	$8,446	$13,089	$14,485
Other organization and offering expenses	$13,188	$21,572	$14,013
Acquisitions and Operations
CR III Advisors or its affiliates also receive acquisition and advisory fees of up to 2% of the contract purchase price of each asset for the acquisition, development or construction of properties and will be reimbursed for acquisition expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction does not exceed 6% of the contract purchase price.
The Company paid, and expects to continue to pay, CR III Advisors a monthly asset management fee of 0.0417%, which is one-twelfth of 0.5%, of the Company’s average invested assets for that month (the “Asset Management Fee”). The Company will reimburse costs and expenses incurred by CR III Advisors in providing asset management services.
The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its property manager, which is affiliated with our advisor, fees for the management and leasing of the Company’s properties. Property management fees are up to 2% of gross revenue for single-tenant properties and 4% of gross revenue for multi-tenant properties and leasing commissions will be at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates of our advisor plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. The Company reimburses Cole Realty Advisors’ costs of managing and leasing the properties.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR III Advisors and its affiliates related to the services described above during the years indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Acquisitions and Operations:
Acquisition fees and expenses	$50,615	$49,888	$48,802
Asset management fees and expenses	$32,416	$20,317	$8,187
Property management and leasing fees and expenses	$14,876	$9,437	$3,811
Operating expenses	$3,193	$2,324	$1,642
Financing coordination fees	$11,078	$14,920	$9,512
Liquidation/Listing
If CR III Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay CR III Advisors or its affiliates up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 3% of the sales price of each property sold. In no event will the combined real estate commission paid to CR III Advisors, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% cumulative, non-compounded annual return, then CR III Advisors is entitled to receive 15% of the remaining net sale proceeds.
Upon listing of the Company’s common stock on a national securities exchange, a fee equal to 15% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8% cumulative, non-compounded annual return to investors will be paid to CR III Advisors (the “Subordinated Incentive Listing Fee”). However, Holdings has agreed, as part of the Merger, to a 25% reduction from the amount payable under the advisory agreement as a result of a listing of the Company’s common stock.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
During the years ended December 31, 2012 and 2011, no commissions or fees were incurred for services provided by CR III Advisors and its affiliates related to the services described above.
Due to Affiliates
As of December 31, 2012, $4.5 million had been incurred primarily for services relating to the management of the Company’s properties by CR III Advisors and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the consolidated balance sheets. As of December 31, 2011, $4.8 million had been incurred primarily for other organization and offering, operating and acquisition expenses, by CR III Advisors and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the consolidated balance sheets.
Transactions
On March 5, 2012, we entered in the Merger Agreement. See Note 2 for a further explanation of the Merger.
NOTE 16 — ECONOMIC DEPENDENCY
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
NOTE 17 — STOCKHOLDERS’ EQUITY
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders of its common stock to elect to have the distributions the stockholders receive reinvested in additional shares of the Company’s common stock. The purchase price per share under the amended and restated DRIP will be $9.50 per share until the Company’s board of directors determines a reasonable estimate of the value of the Company’s shares. Thereafter, the purchase price per share under the Company’s DRIP will be the most recently disclosed per share value as determined in accordance with the Company’s valuation policy. No sales commissions or dealer manager fees will be paid on shares sold under the DRIP. The Company’s board of directors may terminate or amend the DRIP at the Company’s discretion at any time upon 10 days prior written notice to the stockholders. During the years ended December 31, 2012 and 2011, approximately 17.8 million shares and approximately 11.6 million shares were purchased under the DRIP for $169.1 million and $110.1 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of redemptions paid of $68.6 million and $41.9 million, respectively. The Company will continue to issue shares of common stock under the DRIP Offering until such time as the Company’s shares are listed on a national securities exchange or the DRIP Offering is otherwise terminated by the Company’s board of directors.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share Redemption Program
The Company’s share redemption program permits its stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
There are several restrictions on a stockholder’s ability to sell their shares to the Company under the program. The stockholders generally have to hold their shares for one year in order to participate in the program; however, the Company may waive the one year holding period in the event of the death or bankruptcy of a stockholder. In addition, the Company will limit the number of shares redeemed pursuant to the Company’s share redemption program as follows: (1) the redemptions are limited to 5% of the weighted average number of shares outstanding during the trailing twelve months prior to the end of the fiscal quarter for which redemptions are being paid (the “Trailing Twelve-month Cap”) (provided, however, that while shares subject to a redemption requested upon death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the Trailing Twelve-month Cap); and (2) funding for the redemption of shares will be limited to the net proceeds the Company receives from the sale of shares under the DRIP. In an effort to accommodate redemption requests throughout the calendar year, the Company limits quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing twelve-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds the Company receives from the sale of shares in the respective quarter under the DRIP (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to the quarterly percentage caps); however, the Company’s board of directors may waive these quarterly limitations in its sole discretion, subject to the Trailing Twelve-month Cap. During the term of the Offering and until such time as the Company’s board of directors determines a reasonable estimate of the value of the Company’s shares, the redemption price per share (other than for shares purchased pursuant to the DRIP) will depend on the length of time the stockholder has held such shares as follows: after one year from the purchase date—95% of the amount the stockholder paid for each share; after two years from the purchase date—97.5% of the amount the stockholder paid for each share; after three years from the purchase date—100% of the amount the stockholder paid for each share. During this time period, the redemption price for shares purchased pursuant to the DRIP will be the amount paid for such shares.
Upon receipt of a request for redemption, the Company may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. The Company’s share redemption program provides that repurchases will be made no later than the end of the month following the end of each fiscal quarter. If the Company cannot purchase all shares presented for redemption in any fiscal quarter, it will give priority to the redemption of deceased stockholders’ shares. The Company next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time the Company receives the request, in order to reduce the expense of maintaining small accounts. Thereafter, the Company will honor the remaining redemption requests on a pro rata basis. The Company’s board of directors may amend, suspend or terminate the share redemption program at any time upon 30 days prior written notice to the stockholders. During the years ended December 31, 2012 and 2011, the Company redeemed approximately 7.0 million and approximately 4.3 million shares under the share redemption program for $68.6 million and $41.9 million, respectively.
NOTE 18 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ basis (but not below zero) in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
Character of Distributions (unaudited):	2012	2011	2010
Ordinary dividends	52%	61%	55%
Capital gain distributions	15%	—%	—%
Nontaxable distributions	33%	39%	45%
Total	100%	100%	100%
As of December 31, 2012, the tax basis carrying value of the Company’s land and depreciable real estate assets was $6.7 billion. During the years ended December 31, 2012, 2011 and 2010, the Company incurred state and local income and franchise taxes of $1.8 million, $1.3 million and $780,000, respectively, which were recorded in general and administrative expenses on the consolidated statements of operations.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 19 — OPERATING LEASES
The Company’s properties are leased to tenants under operating leases for which the terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of December 31, 2012, the weighted average remaining lease term, including the Consolidated Joint Ventures’ leases, was 12.7 years.
The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, excluding the operating leases related to the Held for Sale Properties, as of December 31, 2012 is as follows (in thousands):

Year Ending December 31,	Amount
2013	$560,733
2014	554,263
2015	549,491
2016	535,888
2017	523,321
Thereafter	4,411,626
Total	$7,135,322
NOTE 20 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period. In addition, the Company has adjusted the information for discontinued operations.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$114,175	$132,591	$143,529	$152,647
Operating income	$41,205	$49,216	$59,768	$58,695
Net income	$35,950	$23,090	$18,570	$125,828	(2)
Net income attributable to the Company	$35,937	$23,223	$18,567	$125,611	(2)
Basic and diluted net income per common share (1)	$0.08	$0.05	$0.04	$0.27
Basic and diluted net income attributable to the Company per common share (1)	$0.08	$0.05	$0.04	$0.27
Distributions declared per common share	$0.16	$0.16	$0.16	$0.16
________________
(1) Based on the weighted average number of shares outstanding as of December 31, 2012.
(2) Net income for the fourth quarter of 2012 includes a gain on sale of marketable securities of $12.5 million and a gain on sale of real estate of $108.5 million.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$61,312	$70,944	$86,912	$104,812
Operating income	$23,750	$23,724	$19,560	$41,833
Net income	$14,548	$10,491	$1,282	$19,450
Net income attributable to the Company	$14,260	$10,480	$1,271	$19,285
Basic and diluted net income per common share (1)	$0.05	$0.03	$0.00	$0.07
Basic and diluted net income attributable to the Company per common share (1)	$0.05	$0.03	$0.00	$0.07
Distributions declared per common share	$0.16	$0.16	$0.16	$0.17
________________
(1) Based on the weighted average number of shares outstanding as of December 31, 2011.
NOTE 21 — SUBSEQUENT EVENTS
Issuance of Shares of Common Stock in the DRIP Offering
The Company continues to issue shares of common stock under the DRIP Offering. As of March 26, 2013, the Company had issued, approximately 17.0 million shares pursuant to the DRIP Offering, resulting in gross proceeds to the Company of $161.8 million.
Redemption of Shares of Common Stock
Subsequent to December 31, 2012, the Company redeemed approximately 2.8 million shares for $27.8 million at an average price per share of $9.80.
Entry into the Merger Agreement
Subsequent to December 31, 2012, the Company entered into the Merger Agreement, as discussed in Note 2 to these consolidated financial statements.
Entry into Employment Agreements with Key Personnel
Subsequent to December 31, 2012, we, along with CCPT III OP, entered into employment agreements with each of Christopher H. Cole and Marc T. Nemer, to become effective as of the date of consummation of the Merger. The amounts to be paid pursuant to the employment agreements are for future services to be rendered to the Company and are not part of the Merger consideration. Under Mr. Cole’s employment agreement, upon the consummation of the Merger, Mr. Cole, the current chairman of the Board and chief executive officer and president of the Company, will serve as executive chairman of the Board, reporting to the Board, and will no longer serve as the chief executive officer and president of the Company. Under Mr. Nemer’s employment agreement, upon the consummation of the Merger, Mr. Nemer, a current director of the Company, will continue to be a director and will assume the positions of chief executive officer and president of the Company. The employment agreements provide the executives with compensation for their services rendered after the consummation of the Merger and provide incentives to reward outstanding future performance. The term of each employment agreement ends on December 31, 2016 and will be automatically renewed for annual terms thereafter unless earlier terminated by the Company or the executive.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Legal Proceedings
In connection with the Merger, on March 20, 2013, a putative class action and derivative lawsuit was filed in the Circuit Court for Baltimore City, Maryland against and purportedly on behalf of the Company captioned Strub, et al. v. Cole Holdings Corporation, et al. (“Strub”). The complaint names as defendants Holdings; CR III Advisors; Merger Sub; Cole Capital Advisors, Inc., Equity Fund Advisors, Inc. (an affiliate of Holdings), Cole Capital, and Cole Realty Advisors, Inc. (together, “Cole Holding Entities”); each of the directors of the Company; and the Company. Strub alleges that the defendants breached their fiduciary duties and duties of loyalty, candor and due care by causing the Company to enter into the Merger Agreement, failing to implement appropriate measures to ensure that the Company’s relationship with CR III Advisors did not become a vehicle for wrongful self-dealing, failing to consider and explore strategic alternatives to the Merger, failing to seek stockholder approval for the Merger, and by engaging in self-interested and otherwise conflicted actions. It also alleges that the Merger Sub and Cole Holdings Entities aided and abetted those breaches of fiduciary duty, and that Messrs. Cole and Nemer will be unjustly enriched by and following the Merger. Strub seeks a declaration that the conduct of the defendants is a breach of fiduciary duty or aiding and abetting such breaches and that the Merger Agreement is null and void; an order requiring stockholder approval of any acquisition of CR III Advisors or any Cole Holdings Entities; awarding damages and restitution, and disgorgement by each director; an award of plaintiffs’ reasonable attorneys’ fees, expert fees, interest, and cost of suit, and other relief. On March 28, 2013, Strub sought an injunction against the Merger closing until stockholder approval is obtained. The defendants intend to oppose that application.
In addition, on March 25, 2013, a putative class action lawsuit was filed in the Circuit Court for Baltimore City, Maryland captioned Rodgers v. Cole Credit Property Trust III, et al. (“Rodgers”). This complaint names as defendants the Company; Cole REIT III Operating Partnership, LP (“CCPT III OP”); CR III Advisors; Merger Sub; and each of the Company’s directors. Rodgers alleges that the Company’s directors breached their fiduciary duties by entering into the Merger Agreement, failing to provide transparency and a stockholder vote, structuring the transaction to prevent other potential buyers from buying the Company, and failing to disclose to stockholders a third party’s interest in acquiring the Company. It also alleges that CR III Advisors breached its fiduciary duty by ignoring and failing to disclose a third party offer; and that the Company, CCPT III OP, Merger Sub, and the directors aided and abetted the alleged breach of fiduciary duty by CR III Advisors. Rodgers seeks a declaration that the defendants have committed a gross abuse of trust and have breached and/or aided and abetted breach of fiduciary duties; that the Merger is therefore unlawful and unenforceable, and that the Merger and any related agreements should be rescinded and invalidated; declaring that the Merger and Merger Agreement should be rescinded and parties restored to their original position; imposing a constructive trust in favor of the plaintiff and class on any benefits, property or value improperly received by, traceable to, or in possession of defendants as a result of wrongful conduct; enjoining defendants from consummating the Merger until the Company has a process to obtain a merger agreement providing best possible terms to stockholders; rescinding the Merger to the extent implemented or granting rescissory damages; directing the directors to account to plaintiff and class for damages as a result of their wrongdoing; awarding compensatory damages and interest; awarding costs, including reasonable attorneys’ and experts’ fees; and granting further equitable relief that is deemed just and proper.
The outcome of these matters cannot be predicted at this time and no provisions for losses, if any, have been recorded in the accompanying consolidated financial statements.
Unsolicited Proposal
On March 19, 2013, the Company’s board of directors received an unsolicited proposal from American Realty Capital Properties, Inc. (“ARCP”) to acquire the Company for a combination of cash and shares of ARCP common stock. The special committee of the Company’s board of directors, which consists of all of the independent directors of the Company (the “Special Committee”), reviewed the unsolicited proposal from ARCP and determined that the proposed sale to ARCP would not be in the best interests of the Company and its stockholders. Further, the Special Committee affirmed its commitment to the Merger.
On March 27, 2013, the Company’s board of directors received a revised unsolicited proposal from ARCP to acquire the Company after the Merger, for a combination of cash and shares of ARCP common stock. The Special Committee is currently reviewing the revised proposal from ARCP.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment in Real Estate and Related Assets
Subsequent to December 31, 2012, the Company acquired a 100% interest in nine commercial real estate properties for an aggregate purchase price of $25.3 million. The acquisitions were funded with net proceeds from the DRIP Offering and the sale of properties and other investments. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide similar disclosures to those included in Note 5 to these consolidated financial statements for these properties.
Property Dispositions
Subsequent to December 31, 2012, the Company sold the Held for Sale Properties discussed in Note 9 to these consolidated financial statements for an aggregate sales price of $21.3 million, exclusive of closing costs. In addition, the Company sold eight additional properties for an aggregate sales price of $34.0 million, exclusive of closing costs. The purchase price of each property sold subsequent to December 31, 2012 was greater than the respective book value of each property. As of December 31, 2012 the potential buyers of these eight properties either had not been identified or there had not been a binding purchase and sale agreement entered into for the sale of these properties. Therefore, the Company believes that the sale of these properties was not considered to be probable, as such, the requirements under GAAP to treat the properties as held for sale were not met as of December 31, 2012.
Notes Payable and Other Borrowings
Subsequent to December 31, 2012, the Company entered into a loan agreement for $74.3 million secured by a commercial property with a purchase price of $135.0 million. In addition, the Company repaid $13.2 million of debt outstanding and $160.0 million under the Credit Facility. As of March 26, 2013, the Company had $23.1 million outstanding under the construction facilities and $607.8 million outstanding under the Credit Facility.

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Real Estate Held for Investment the Company has Invested in Under Operating Leases
Aaron Rents
Auburndale, FL	$2,647	$1,224	$3,478	$1,273	$5,975	$307	3/31/2010	2009
Battle Creek, MI	407	228	485	—	713	49	6/18/2009	1956
Benton Harbor, MI	401	261	385	—	646	39	6/30/2009	1973
Bloomsburg, PA	400	152	770	—	922	66	3/31/2010	2009
Bowling Green, OH	564	154	805	—	959	66	3/31/2010	2009
Charlotte, NC	579	279	714	—	993	54	3/31/2010	1994
Chattanooga, TN	490	587	384	—	971	37	6/18/2009	1989
Columbia, SC	556	549	473	—	1,022	46	6/18/2009	1977
Copperas Cove, TX	668	304	964	—	1,268	90	6/30/2009	2007
El Dorado, AR	356	208	456	—	664	43	6/30/2009	2000
Haltom City, TX	752	258	1,185	—	1,443	107	6/30/2009	2008
Humble, TX	663	430	734	—	1,164	69	5/29/2009	2008
Indianapolis, IN	436	170	654	—	824	64	5/29/2009	1998
Kennett, MO	319	165	406	—	571	31	3/31/2010	1999
Kent, OH	614	356	1,138	—	1,494	116	3/31/2010	1999
Killeen , TX	1,558	608	2,241	—	2,849	213	6/18/2009	1981
Kingsville, TX	599	369	770	—	1,139	56	3/31/2010	2009
Lafayette, IN	550	249	735	—	984	54	3/31/2010	1990
Livingston, TX	645	131	1,052	—	1,183	96	6/18/2009	2008
Magnolia, MS	1,473	209	2,393	—	2,602	208	3/31/2010	2000
Mansura, LA	254	54	417	(10)	461	39	6/18/2009	2000
Marion, SC	319	82	484	—	566	35	3/31/2010	1998
Meadville, PA	512	168	841	—	1,009	91	5/29/2009	1994
Mexia, TX	490	114	813	—	927	76	5/29/2009	2007
Minden, LA	645	252	831	—	1,083	78	5/29/2009	2008
Mission, TX	549	347	694	—	1,041	51	3/31/2010	2009
North Olmsted, OH	449	151	535	—	686	46	3/31/2010	1960
Odessa, TX	356	67	567	—	634	53	5/29/2009	2006
Oneonta, AL	614	218	792	—	1,010	66	3/31/2010	2008
Oxford , AL	356	263	389	—	652	37	5/29/2009	1989
Pasadena, TX	659	377	787	—	1,164	72	6/18/2009	2009
Pensacola, FL	347	263	423	—	686	43	6/30/2009	1979
Port Lavaca, TX	534	128	894	—	1,022	81	6/30/2009	2007
Redford, MI	434	215	477	—	692	42	3/31/2010	1972
Richmond, VA	774	419	1,032	—	1,451	94	6/30/2009	1988
Shawnee, OK	588	428	634	—	1,062	60	5/29/2009	2008
Springdale, AR	624	500	655	—	1,155	50	3/31/2010	2009
Statesboro, GA	579	311	734	—	1,045	67	6/18/2009	2008
Texas City, TX	895	294	1,311	—	1,605	115	8/31/2009	1991
Valley, AL	409	139	569	—	708	48	3/31/2010	2009
Academy Sports
Austin, TX	5,044	3,699	4,930	—	8,629	305	8/26/2010	1988
Bossier City, LA	3,806	1,920	5,410	—	7,330	495	6/19/2009	2008
Fort Worth, TX	3,414	1,871	4,117	—	5,988	377	6/19/2009	2009
Killeen, TX	3,320	1,227	4,716	—	5,943	340	4/29/2010	2009
Laredo, TX	3,961	2,133	4,839	—	6,972	440	6/19/2009	2008
Montgomery, AL	(f)	1,290	5,644	—	6,934	526	6/19/2009	2009
Advanced Auto
Appleton, WI	(f)	393	904	—	1,297	55	9/30/2010	2007
Bedford, IN	760	71	1,056	—	1,127	55	1/4/2011	2007
Bethel, OH	730	276	889	—	1,165	58	12/22/2010	2008

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Advanced Auto (continued)
Bonita Springs, FL	$1,561	$1,094	$1,134	$—	$2,228	$69	9/22/2010	2007
Brownstown, MI	(f)	771	924	—	1,695	33	9/23/2011	2008
Candler, NC	—	343	1,007	—	1,350	8	9/28/2012	2012
Canton, OH	660	343	870	—	1,213	65	3/31/2010	2007
Charlotte, NC	(f)	395	749	—	1,144	32	5/12/2011	2001
Crestwood, KY	1,030	374	1,015	—	1,389	55	12/22/2010	2009
Dayton, OH	—	605	918	—	1,523	15	6/21/2012	2007
Deer Park, TX	739	219	1,131	—	1,350	87	12/16/2009	2008
Delaware, OH	730	467	906	—	1,373	72	3/31/2010	2008
Florence, KY	—	599	966	—	1,565	16	6/21/2012	2008
Frankfort, KY	(f)	660	786	—	1,446	13	5/15/2012	2007
Franklin, IN	738	384	918	—	1,302	57	8/12/2010	2010
Georgetown, KY	—	511	892	—	1,403	15	5/15/2012	2007
Grand Rapids, MI	657	344	656	—	1,000	42	8/12/2010	2008
Hillview, KY	740	302	889	—	1,191	48	12/22/2010	2009
Holland, OH	668	126	1,050	—	1,176	77	3/31/2010	2008
Houston (Aldine), TX	690	190	1,072	—	1,262	83	12/16/2009	2006
Houston (Imperial), TX	623	139	995	—	1,134	77	12/16/2009	2008
Houston (Wallisville), TX	757	140	1,245	—	1,385	96	12/16/2009	2008
Howell, MI	830	639	833	—	1,472	47	12/20/2010	2008
Humble, TX	757	292	1,086	—	1,378	84	12/16/2009	2007
Huntsville, TX	619	134	1,046	—	1,180	81	12/16/2009	2008
Janesville, WI	939	277	1,209	—	1,486	73	9/30/2010	2007
Kingwood, TX	743	183	1,183	—	1,366	91	12/16/2009	2009
Lehigh Acres, FL	1,425	582	1,441	—	2,023	77	12/21/2010	2008
Lubbock, TX	579	88	1,012	—	1,100	78	12/16/2009	2008
Massillon, OH	(f)	270	1,210	—	1,480	50	6/21/2011	2007
Milwaukee, WI	(f)	507	1,107	—	1,614	45	6/10/2011	2008
Mishawaka, IN	—	510	1,009	—	1,519	14	6/21/2012	2007
Monroe, MI	(f)	599	846	—	1,445	36	6/21/2011	2007
Richmond, IN	—	365	1,379	—	1,744	21	6/21/2012	2006
Rock Hill, SC	(f)	345	589	—	934	24	5/12/2011	1995
Romulus, MI	(f)	537	1,021	—	1,558	37	9/23/2011	2007
Salem, OH	660	254	869	—	1,123	47	12/20/2010	2009
Sapulpa, OK	704	360	893	—	1,253	54	8/3/2010	2007
South Lyon, MI	(f)	569	898	—	1,467	38	6/21/2011	2008
Spring, TX	—	409	1,143	—	1,552	17	6/21/2012	2007
Sylvania, OH	639	115	983	—	1,098	70	4/28/2010	2009
Twinsburg, OH	639	355	770	—	1,125	57	3/31/2010	2008
Vermillion, OH	(f)	270	722	—	992	30	6/21/2011	2006
Washington Township, MI	(f)	779	1,012	—	1,791	36	9/23/2011	2008
Webster, TX	757	293	1,089	—	1,382	84	12/16/2009	2008
AGCO Corporation
Duluth, GA	8,600	2,785	12,570	9	15,364	427	12/21/2011	1998
Albertson’s
Abilene, TX	3,981	1,085	4,871	—	5,956	276	10/26/2010	2010
Albuquerque (Academy), NM	4,500	2,257	5,204	—	7,461	353	10/26/2010	1997
Albuquerque (Lomas), NM	4,410	2,960	4,409	—	7,369	314	10/26/2010	2003
Alexandria, LA	4,110	1,428	5,066	—	6,494	287	10/26/2010	2000
Arlington, TX	4,206	984	5,732	—	6,716	325	10/26/2010	2002

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Albertson’s (continued)
Baton Rouge (Airline), LA	$5,425	$2,200	$6,003	$—	$8,203	$340	10/26/2010	2004
Baton Rouge (College), LA	3,931	1,733	4,615	—	6,348	262	10/26/2010	2002
Baton Rouge (George), LA	4,731	2,023	5,273	—	7,296	300	10/26/2010	2003
Bossier City, LA	3,599	2,006	4,000	—	6,006	228	10/26/2010	2000
Clovis, NM	3,927	757	3,625	—	4,382	252	10/26/2010	2010
Denver, CO	3,840	1,858	5,253	—	7,111	296	10/26/2010	2002
Durango, CO	3,770	4,549	2,276	—	6,825	131	10/26/2010	1993
El Paso, TX	4,438	1,341	4,206	—	5,547	238	10/26/2010	2009
Farmington, NM	2,566	1,237	3,136	—	4,373	233	10/26/2010	2002
Fort Collins, CO	4,328	1,362	6,186	—	7,548	348	10/26/2010	2009
Fort Worth (Beach), TX	4,740	2,097	5,299	—	7,396	299	10/26/2010	2009
Fort Worth (Clifford), TX	3,149	1,187	4,089	—	5,276	232	10/26/2010	2002
Fort Worth (Oakmont), TX	3,553	1,859	4,200	—	6,059	239	10/26/2010	2000
Fort Worth (Sycamore), TX	3,840	962	5,174	—	6,136	293	10/26/2010	2010
Lafayette, LA	5,380	1,676	6,442	—	8,118	365	10/26/2010	2002
Lake Havasu City, AZ	3,552	1,037	5,361	—	6,398	311	10/26/2010	2003
Las Cruces, NM	(f)	1,567	5,581	—	7,148	323	1/28/2011	1997
Los Lunas, NM	4,083	1,236	4,976	—	6,212	333	10/26/2010	2003
Mesa, AZ	3,034	1,739	3,748	—	5,487	228	9/29/2010	1997
Midland, TX	5,640	1,470	5,129	—	6,599	293	10/26/2010	2000
Odessa, TX	5,080	1,201	4,425	—	5,626	253	10/26/2010	2008
Phoenix, AZ	3,500	2,241	4,086	—	6,327	249	9/29/2010	1998
Scottsdale, AZ	5,672	2,932	7,046	—	9,978	407	10/26/2010	2002
Silver City, NM	3,560	647	3,987	—	4,634	267	10/26/2010	1995
Tucson (Grant), AZ	2,721	1,464	3,456	—	4,920	203	10/26/2010	1994
Tucson (Silverbell), AZ	5,430	2,649	7,001	—	9,650	419	9/29/2010	2000
Weatherford, TX	3,934	1,686	4,836	—	6,522	274	10/26/2010	2001
Yuma, AZ	4,395	1,320	6,597	—	7,917	379	10/26/2010	2004
Amazon
Charleston, TN	38,500	2,265	44,536	—	46,801	846	4/30/2012	2011
Chattanooga, TN	40,800	1,768	46,969	—	48,737	893	4/30/2012	2011
West Columbia, SC	41,900	3,062	47,338	—	50,400	900	4/30/2012	2012
Applebee’s
Adrian, MI	(f)	312	1,537	—	1,849	87	10/13/2010	1995
Bartlett, TN	(f)	674	874	—	1,548	50	10/13/2010	1990
Chambersburg, PA	(f)	709	983	—	1,692	56	10/13/2010	1995
Elizabeth City, NC	(f)	392	1,282	—	1,674	91	3/31/2010	1997
Farmington, MO	(f)	360	1,483	—	1,843	105	3/31/2010	1999
Horn Lake, MS	(f)	646	813	—	1,459	46	10/13/2010	1994
Joplin, MO	(f)	578	1,290	—	1,868	92	3/31/2010	1994
Kalamazoo, MI	(f)	562	1,288	—	1,850	73	10/13/2010	1994
Lufkin, TX	(f)	617	1,106	—	1,723	63	10/13/2010	1998
Madisonville, KY	(f)	521	1,166	—	1,687	83	3/31/2010	1997
Marion, IL	(f)	429	1,165	—	1,594	83	3/31/2010	1998
Memphis, TN	(f)	779	1,112	—	1,891	79	3/31/2010	1999
Norton, VA	(f)	530	928	—	1,458	52	10/13/2010	2006
Owatonna, MN	(f)	590	1,439	—	2,029	82	10/13/2010	1996
Rolla, MO	(f)	569	1,370	—	1,939	97	3/31/2010	1997
Swansea, IL	(f)	559	1,036	—	1,595	59	10/13/2010	1998

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Applebee’s (continued)
Tyler, TX	$ (f)	$852	$1,418	$—	$2,270	$81	10/13/2010	1993
Vincennes, IN	(f)	383	1,248	—	1,631	89	3/31/2010	1995
West Memphis, AR	(f)	518	829	—	1,347	47	10/13/2010	2006
Wytheville, VA	(f)	419	959	—	1,378	55	10/13/2010	1997
Apollo Group
Phoenix, AZ	79,000	13,270	123,533	—	136,803	5,779	3/24/2011	2008
AT&T
Dallas, TX	17,350	887	24,073	—	24,960	2,234	5/28/2010	2001
Atascocita Commons
Humble, TX	28,250	13,051	39,287	(7)	52,331	2,663	6/29/2010	2008
Autozone
Blanchester, OH	535	160	755	—	915	57	6/9/2010	2008
Hamilton, OH	814	610	760	—	1,370	58	6/9/2010	2008
Hartville, OH	614	111	951	—	1,062	68	7/14/2010	2007
Hernando, MS	—	111	712	—	823	10	6/11/2012	2003
Mount Orab, OH	679	306	833	—	1,139	62	6/9/2010	2009
Nashville, TN	861	441	979	—	1,420	66	6/9/2010	2009
Pearl River, LA	719	193	1,046	—	1,239	68	6/30/2010	2007
Rapid City, SD	571	365	839	—	1,204	58	6/30/2010	2008
Trenton, OH	504	288	598	—	886	45	6/9/2010	2008
Banner Life
Urbana, MD	19,600	3,730	29,863	—	33,593	1,364	6/2/2011	2011
Belleview Plaza
Pensacola, FL	4,145	1,033	6,039	237	7,309	183	12/13/2011	2009
Benihana
Alpharetta, GA	—	625	1,033	—	1,658	10	8/21/2012	2003
Anchorage, AK	—	1,399	1,921	—	3,320	19	8/21/2012	1998
Dallas, TX	—	3,049	661	—	3,710	7	8/21/2012	1975
Farmington Hills, MI	—	1,413	2,699	—	4,112	27	8/21/2012	2012
Maple Grove, MN	—	1,279	2,419	—	3,698	23	8/21/2012	2006
North Bay Village, FL	—	2,763	1,015	—	3,778	10	8/21/2012	1972
Schaumburg, IL	—	1,876	1,275	—	3,151	15	8/21/2012	1992
Stuart, FL	—	2,059	1,227	—	3,286	12	8/21/2012	1976
Wheeling, IL	—	776	805	—	1,581	9	8/21/2012	2001
Best Buy
Bourbannais, IL	(f)	1,181	3,809	—	4,990	380	8/31/2009	1991
Coral Springs, FL	3,400	2,654	2,959	—	5,613	278	8/31/2009	1993
Indianapolis, IN	(f)	808	3,468	—	4,276	139	7/20/2011	2009
Kenosha, WI	(f)	1,470	4,518	—	5,988	176	7/12/2011	2008
Lakewood , CO	—	2,318	4,603	—	6,921	422	8/31/2009	1990
Marquette, MI	(f)	561	3,732	(2)	4,291	210	2/16/2011	2010
Montgomery, AL	3,148	986	4,116	—	5,102	285	7/6/2010	2003
Norton Shores, MI	(f)	1,323	3,489	—	4,812	166	3/30/2011	2001
Pineville, NC	5,296	1,611	6,003	—	7,614	339	12/28/2010	2003
Richmond, IN	(f)	359	3,644	—	4,003	138	7/27/2011	2011
Southaven, MS	(f)	1,258	2,901	—	4,159	108	9/26/2011	2007
Big O Tires
Phoenix, AZ	782	554	731	—	1,285	42	10/20/2010	2010
Bi-Lo Grocery
Greenwood, SC	(f)	189	3,288	—	3,477	144	5/3/2011	1999
Mt. Pleasant, SC	(f)	2,374	5,441	—	7,815	234	5/3/2011	2003

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
BJ’s Wholesale Club
Auburn, ME	(f)	$4,419	$8,603	$—	$13,022	$397	9/30/2011	1995
Boynton Beach, FL	(f)	6,320	9,164	—	15,484	320	9/30/2011	2001
California (Lexington Park), MD	(f)	5,347	10,404	—	15,751	352	9/30/2011	2003
Deptford, NJ	11,004	1,764	13,244	—	15,008	476	9/30/2011	1995
Greenfield, MA	8,416	2,796	9,060	—	11,856	390	9/30/2011	1997
Jacksonville, FL	(f)	4,840	13,342	—	18,182	468	9/30/2011	2003
Lancaster, PA	13,621	3,586	14,934	—	18,520	536	9/30/2011	1986
Leominster, MA	(f)	5,227	13,147	—	18,374	572	9/30/2011	1993
Pembroke Pines, FL	8,446	5,162	7,122	—	12,284	251	9/30/2011	1997
Portsmouth, NH	(f)	6,980	13,264	—	20,244	613	9/30/2011	1993
Westminster, MD	13,978	5,712	13,238	—	18,950	484	9/30/2011	2001
Uxbridge (DC), MA	12,645	2,778	24,514	—	27,292	937	9/30/2011	2006
Bonefish
Gainesville, VA	(f)	1,234	1,491	—	2,725	30	3/14/2012	2004
Independence, OH	(f)	932	1,865	—	2,797	38	3/14/2012	2006
Lakeland, FL	(f)	767	1,484	—	2,251	30	3/14/2012	2003
Breakfast Pointe
Panama Beach City, FL	8,050	2,938	11,444	104	14,486	669	11/18/2010	2009
California Pizza Kitchen
Alpharetta, GA	(f)	1,322	2,224	—	3,546	85	7/7/2011	1994
Atlanta, GA	(f)	1,691	1,658	—	3,349	63	7/7/2011	1993
Grapevine, TX	(f)	1,271	1,742	—	3,013	66	7/7/2011	1994
Schaumburg, IL	(f)	1,283	2,175	—	3,458	82	7/7/2011	1995
Scottsdale, AZ	(f)	1,555	1,529	—	3,084	58	7/7/2011	1994
Camp Creek Marketplace
East Point, GA	42,000	5,907	63,695	463	70,065	3,005	5/13/2011	2003
Caremark Towers
Glenview, IL	25,155	3,357	32,822	170	36,349	1,324	11/3/2011	1980
Cargill
Blair, NE	2,515	263	4,160	—	4,423	321	3/17/2010	2009
Carmax
Austin, TX	9,900	3,268	15,016	—	18,284	899	8/25/2010	2004
Henderson, NV	(f)	3,092	12,994	—	16,086	473	9/21/2011	2002
Carraba’s
Bowie, MD	(f)	1,664	1,673	—	3,337	34	3/14/2012	2003
Brooklyn, OH	(f)	1,002	1,686	—	2,688	34	3/14/2012	2002
Columbia, SC	(f)	1,257	1,482	—	2,739	30	3/14/2012	2000
Duluth, GA	(f)	1,290	1,884	—	3,174	38	3/14/2012	2004
Johnson City, TN	(f)	1,292	1,782	—	3,074	36	3/14/2012	2003
Louisville, CO	(f)	797	1,218	—	2,015	25	3/14/2012	2000
Scottsdale, AZ	(f)	953	1,002	—	1,955	20	3/14/2012	2000
Tampa, FL	(f)	1,795	1,366	—	3,161	28	3/14/2012	1994
Washington Township, OH	(f)	881	1,529	—	2,410	31	3/14/2012	2001
Century Town Center
Vero Beach, FL	8,130	4,142	8,549	309	13,000	399	6/9/2011	2008
Children’s Courtyard
Grand Prairie, TX	(f)	225	727	—	952	38	12/15/2010	1999
Childtime Childcare
Bedford, OH	(f)	77	549	—	626	30	12/15/2010	1979
Modesto (Floyd), CA	(f)	265	685	—	950	41	12/15/2010	1988
Oklahoma City (Rockwell), OK	(f)	56	562	—	618	30	12/15/2010	1986

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Childtime Childcare (continued)
Oklahoma City (Western), OK	$ (f)	$77	$561	$—	$638	$30	12/15/2010	1985
Chili’s
Flanders, NJ	1,508	624	1,472	—	2,096	95	6/30/2010	2003
Cigna
Phoenix, AZ	—	5,359	15,568	—	20,927	20	12/19/2012	2012
Plano, TX	31,400	7,782	38,237	—	46,019	3,402	2/24/2010	2009
Cleveland Town Center
Cleveland, TN	—	1,623	14,831	—	16,454	455	12/20/2011	2008
CompUSA
Arlington, TX	1,770	1,215	1,426	65	2,706	116	10/18/2010	1992
ConAgra Foods
Milton, PA	16,245	3,404	22,867	209	26,480	947	6/14/2011	1991
Cost Plus
La Quinta, CA	—	1,073	3,590	—	4,663	4	12/31/2012	2007
Cracker Barrel
Abilene, TX	—	1,110	1,666	—	2,776	185	6/30/2009	2005
Bristol, VA	—	578	1,643	—	2,221	182	6/30/2009	2006
Columbus, GA	—	1,002	1,535	—	2,537	168	7/15/2009	2003
Fort Mill, SC	—	969	1,615	—	2,584	178	6/30/2009	2006
Greensboro, NC	—	1,127	1,473	—	2,600	164	6/30/2009	2005
Piedmont, SC	—	1,218	1,672	—	2,890	185	6/30/2009	2005
Rocky Mount, SC	—	920	1,433	—	2,353	161	6/30/2009	2006
San Antonio, TX	—	1,129	1,687	—	2,816	186	6/30/2009	2005
Sherman, TX	—	1,217	1,579	—	2,796	172	6/30/2009	2007
Waynesboro, VA	—	1,072	1,608	—	2,680	177	6/30/2009	2004
Crossroads Marketplace
Warner Robbins, GA	(f)	2,128	8,517	20	10,665	264	12/20/2011	2008
CSAA
Oklahoma City, OK	(f)	2,861	23,059	—	25,920	1,631	11/15/2010	2009
CVS
Anderson, SC	1,166	618	1,231	—	1,849	23	4/26/2012	1998
Athens, GA	(f)	1,907	3,234	—	5,141	170	12/14/2010	2009
Auburndale, FL	1,565	1,152	1,641	—	2,793	89	11/1/2010	1999
Bellevue, OH	1,011	175	1,777	—	1,952	51	11/4/2011	1998
Boca Raton, FL	2,625	—	2,862	—	2,862	150	12/14/2010	2009
Brownsville, TX	(f)	1,156	3,114	—	4,270	165	12/14/2010	2009
Cayce, SC	(f)	1,639	2,548	—	4,187	134	12/14/2010	2009
Charlotte, NC	(f)	1,147	1,660	—	2,807	74	4/26/2011	2008
Cherry Hill, NJ	(f)	6,236	—	—	6,236	—	10/13/2011	(g)
Chicago (W. 103rd St), IL	(f)	980	5,670	—	6,650	185	9/16/2011	2009
City of Industry, CA	2,500	—	3,270	—	3,270	171	12/14/2010	2009
Dolton, IL	(f)	528	4,484	—	5,012	175	7/8/2011	2008
Dover, DE	2,046	3,678	—	—	3,678	—	1/7/2011	(g)
Eden, NC	—	830	1,277	—	2,107	24	4/26/2012	1998
Edinburg, TX	2,003	1,133	2,327	—	3,460	202	8/13/2009	2008
Edison, NJ	(f)	3,159	—	—	3,159	—	4/13/2011	(g)
Evansville, IN	1,850	355	2,255	—	2,610	85	7/11/2011	2000
Fredericksburg, VA	—	1,936	3,737	—	5,673	371	1/6/2009	2008
Ft. Myers, FL	3,025	2,412	2,586	—	4,998	168	6/18/2010	2009
Gainesville, TX	2,215	432	2,350	—	2,782	135	12/23/2010	2003
Greenville, SC	1,840	1,206	1,531	—	2,737	28	4/26/2012	1998

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
CVS (continued)
Gulf Breeze, FL	$1,079	$1,843	$—	$—	$1,843	$—	10/12/2010	(g)
Jacksonville, FL	3,715	2,552	3,441	—	5,993	180	12/14/2010	2009
Kernersville, NC	—	905	1,209	—	2,114	22	4/26/2012	1998
Lake Havasu City, AZ	(f)	1,438	3,780	—	5,218	126	9/16/2011	2008
Lake Wales, FL	1,625	1,173	1,715	—	2,888	92	11/1/2010	1999
Lawrence, KS	2,908	1,080	3,491	—	4,571	186	12/14/2010	2009
Lawrenceville, GA	2,940	2,387	2,117	—	4,504	91	7/8/2011	2008
Lawrenceville, NJ	5,170	3,531	4,387	—	7,918	230	12/14/2010	2009
Liberty, MO	—	1,506	2,508	—	4,014	219	8/13/2009	2009
Lynchburg, VA	1,748	723	2,122	—	2,845	134	10/12/2010	1999
Madison, NC	1,587	269	1,654	—	1,923	31	4/26/2012	1998
Madison Heights, VA	1,592	863	1,726	—	2,589	110	10/22/2010	1997
Meridianville, AL	1,990	1,021	2,454	—	3,475	189	12/30/2009	2008
Mineola, NY	2,280	—	3,166	—	3,166	166	12/14/2010	2008
Minneapolis, MN	(f)	260	4,447	—	4,707	250	12/14/2010	2009
Mishawaka, IN	2,258	422	3,469	(8)	3,883	201	9/8/2010	2006
Moonville, SC	1,163	757	1,024	—	1,781	19	4/26/2012	1998
Naples, FL	2,675	—	2,943	—	2,943	154	12/14/2010	2009
New Port Richey, FL	1,670	1,032	2,271	—	3,303	161	3/26/2010	2004
Noblesville, IN	—	1,084	2,684	—	3,768	233	8/13/2009	2009
Oak Forest, IL	—	1,235	2,731	—	3,966	236	8/13/2009	2009
Oklahoma City, OK	—	752	1,228	—	1,980	17	6/4/2012	1996
Phoenix, AZ	(f)	2,051	4,087	—	6,138	136	9/16/2011	2008
Ringgold, GA	1,948	961	2,418	—	3,379	159	8/31/2010	2007
Sherman, TX	(f)	935	2,646	—	3,581	105	6/10/2011	1999
Southaven (Goodman), MS	4,270	1,489	3,503	—	4,992	184	12/14/2010	2009
Southaven, MS	2,700	1,885	2,836	—	4,721	248	7/31/2009	2009
Sparks, NV	2,711	2,100	2,829	—	4,929	242	8/13/2009	2009
St. Augustine, FL	(f)	1,283	3,364	—	4,647	147	4/26/2011	2008
The Village, OK	3,425	1,039	2,472	—	3,511	127	12/14/2010	2009
Titusville, PA	(f)	849	1,499	—	2,348	43	11/4/2011	1998
Warren, OH	(f)	329	1,191	—	1,520	36	11/4/2011	1998
Weaverville, NC	3,098	1,559	3,365	—	4,924	199	9/30/2010	2009
CVS/Huntington Bank
Northville, MI	(f)	3,695	—	—	3,695	—	8/17/2011	(g)
Dahl’s Supermarket
Des Moines (Beaver), IA	(f)	373	2,825	—	3,198	128	6/15/2011	1985
Des Moines (Ingersoll), IA	(f)	1,968	7,786	—	9,754	318	6/15/2011	2011
Des Moines (Fleur), IA	(f)	453	1,685	—	2,138	77	6/15/2011	2002
Johnston, IA	(f)	1,948	5,548	—	7,496	231	6/15/2011	2000
Davita Dialysis
Augusta, GA	(f)	99	1,433	1	1,533	61	7/22/2011	2000
Casselberry, FL	(f)	313	1,556	1	1,870	50	12/9/2011	2007
Douglasville, GA	(f)	97	1,467	(1)	1,563	62	7/22/2011	2001
Ft. Wayne, IN	(f)	252	2,305	—	2,557	52	2/16/2012	2008
Grand Rapids, MI	(f)	123	1,372	—	1,495	79	4/19/2011	1997
Lawrenceville, NJ	(f)	518	2,217	—	2,735	48	3/23/2012	2009
Sanford, FL	(f)	426	2,015	—	2,441	66	12/19/2011	2005
Willow Grove, PA	(f)	273	2,575	—	2,848	92	10/28/2011	2010
Dell Perot
Lincoln, NE	(f)	1,607	17,059	—	18,666	1,173	11/15/2010	2009

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Del Monte Plaza
Reno, NV	$9,953	$3,429	$12,252	$49	$15,730	$365	11/2/2011	2011
Denver West Plaza
Lakewood , CO	(f)	2,369	9,847	—	12,216	410	7/22/2011	2002
Dick’s Sporting Goods
Charleston, SC	(f)	3,060	3,809	—	6,869	190	8/31/2011	2005
Fort Gratiot, MI	3,411	699	4,826	—	5,525	86	6/29/2012	2010
Jackson, TN	(f)	1,433	3,988	—	5,421	302	2/25/2011	2007
Diamond Crossing
Anchorage, AK	7,980	5,753	8,769	—	14,522	312	9/27/2011	2007
Dollar General
Cade, LA	—	178	945	—	1,123	1	12/18/2012	2012
Grambling, LA	—	509	718	—	1,227	2	11/30/2012	2012
Lake Charles, LA	—	351	716	—	1,067	2	11/30/2012	2012
Lakeland, FL	—	342	1,621	—	1,963	2	12/18/2012	2012
Lowell, OH	—	142	970	—	1,112	3	11/30/2012	2012
Lyerly, GA	—	230	781	—	1,011	3	11/30/2012	2012
Orange, TX	—	300	886	—	1,186	3	11/30/2012	2012
Phenix City, AL	—	255	721	—	976	3	11/30/2012	2012
Ponca City, OK	—	177	971	—	1,148	1	12/20/2012	2012
Tahlequah, OK	—	121	946	—	1,067	1	12/20/2012	2012
Vidor, TX	—	197	804	—	1,001	3	11/30/2012	2012
Wagoner, OK	—	23	954	—	977	1	12/20/2012	2012
Eastland Center
West Covina, CA	90,000	41,559	102,941	242	144,742	1,879	5/14/2012	1998
Encana Oil & Gas
Plano, TX	66,000	2,623	101,829	—	104,452	355	11/27/2012	2012
Emdeon
Nashville, TN	4,700	556	8,015	—	8,571	283	9/29/2011	2010
Evans Exchange
Evans, GA	6,730	2,761	7,996	—	10,757	517	6/10/2010	(g)
Experian
Schaumburg, IL	18,900	4,359	20,834	—	25,193	1,911	4/30/2010	1999
Fairlane Green
Allen Park, MI	24,000	14,975	27,109	165	42,249	855	2/22/2012	2005
Falcon Valley
Lenexa, KS	6,375	1,946	8,992	—	10,938	506	12/23/2010	2008
Family Dollar
Abbeville, LA	740	128	898	—	1,026	18	4/30/2012	2005
Alamogordo, NM	524	154	732	—	886	14	4/30/2012	2001
Alexandria, LA	458	136	548	—	684	11	4/30/2012	2005
Altha, FL	(f)	132	699	—	831	14	4/30/2012	2011
Apopka, FL	1,127	626	954	—	1,580	18	4/30/2012	2011
Avondale, AZ	974	566	1,014	—	1,580	19	4/30/2012	2002
Baton Rouge, LA	(f)	399	637	—	1,036	13	4/30/2012	2003
Battle Mountain, NV	(f)	162	1,230	—	1,392	24	4/30/2012	2009
Beaumont (College), TX	(f)	226	733	—	959	14	4/30/2012	2003
Beaumont (Highway 105), TX	654	229	700	—	929	14	4/30/2012	2003
Beaumont (Washington), TX	(f)	331	959	—	1,290	19	4/30/2012	2003
Beaver, UT	646	108	663	—	771	13	4/30/2012	2007
Berkeley, MO	969	263	1,045	—	1,308	20	4/30/2012	2003
Bethel, OH	852	275	974	—	1,249	13	7/11/2012	2005

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Family Dollar (continued)
Brazoria, TX	$ (f)	$251	$800	$—	$1,051	$16	4/30/2012	2002
Bristol, FL	631	227	684	—	911	13	4/30/2012	2011
Bristol, VA	608	174	676	—	850	13	4/30/2012	1978
Brooklyn, MI	(f)	113	590	—	703	11	4/30/2012	2002
Burton, MI	866	132	842	—	974	16	4/30/2012	2003
Canton, OH	460	91	581	—	672	13	4/30/2012	2004
Casa Grande, AZ	(f)	92	716	—	808	14	4/30/2012	2003
Cleveland , OH	1,079	53	1,380	—	1,433	19	7/11/2012	2003
Cleveland (Pearl), OH	1,370	278	1,437	—	1,715	32	4/30/2012	1994
Clovis, NM	657	95	889	—	984	17	4/30/2012	2004
Cockrell Hill, TX	970	579	807	—	1,386	16	4/30/2012	2002
Converse, TX	409	144	501	—	645	12	4/30/2012	2003
Coolidge, AZ	603	106	832	—	938	16	4/30/2012	2000
Dacano, CO	757	180	878	—	1,058	17	4/30/2012	2003
Dallas, TX	627	270	676	—	946	13	4/30/2012	2004
Deland, FL	1,057	548	1,014	—	1,562	19	4/30/2012	2011
Deltona (1401), FL	686	196	879	—	1,075	17	4/30/2012	2004
Deltona (2901), FL	1,042	277	1,048	—	1,325	20	4/30/2012	2011
Des Moines, IA	822	363	840	—	1,203	15	4/30/2012	2003
Dickinson, TX	681	163	811	—	974	16	4/30/2012	2010
El Dorado, AR	663	78	861	—	939	18	4/30/2012	2002
Farmerville, LA	722	146	704	—	850	14	4/30/2012	2003
Fort Dodge, IA	408	107	499	—	606	9	4/30/2012	2002
Fort Lupton, CO	916	197	1,061	—	1,258	21	4/30/2012	2003
Fort Meade, FL	417	214	555	—	769	11	4/30/2012	2000
Fort Mohave, AZ	(f)	266	627	—	893	13	4/30/2012	2001
Fort Myers, FL	973	254	995	—	1,249	20	4/30/2012	2002
Gainesville, FL	1,002	505	903	—	1,408	17	4/30/2012	2011
Gallup, NM	(f)	207	1,252	—	1,459	24	4/30/2012	2007
Green Bay, WI	(f)	312	916	—	1,228	18	4/30/2012	2011
Greenville, MS	(f)	138	782	—	920	15	4/30/2012	2011
Guadalupe, AZ	(f)	339	657	—	996	13	4/30/2012	2004
Gulfport, MS	(f)	375	1,045	—	1,420	20	4/30/2012	2007
Hernandez, NM	1,152	124	1,174	—	1,298	22	4/30/2012	2008
Homedale, ID	973	64	804	—	868	16	4/30/2012	2006
Hot Springs, AR	(f)	266	772	—	1,038	15	4/30/2012	2011
Houston (Freeway), TX	920	969	416	—	1,385	8	4/30/2012	1981
Houston (Jester), TX	(f)	106	631	—	737	12	4/30/2012	2002
Houston (Kuykendahl), TX	(f)	593	1,016	—	1,609	20	4/30/2012	2009
Houston (Mount), TX	(f)	150	893	—	1,043	17	4/30/2012	2002
Houston (Veterans), TX	911	358	883	—	1,241	17	4/30/2012	2002
Houston, TX	886	244	962	—	1,206	19	4/30/2012	2002
Hudson, MI	833	86	858	—	944	16	4/30/2012	2005
Indianapolis, IN	613	275	620	—	895	12	4/30/2012	2003
Jacksonville (Lem Turner), FL	1,028	605	866	—	1,471	17	4/30/2012	2008
Jacksonville (Moncrief), FL	789	333	812	—	1,145	16	4/30/2012	2011
Jacksonville, AR	571	135	701	—	836	15	4/30/2012	2002
Jemison, AL	757	145	923	—	1,068	18	4/30/2012	2011
Kansas City (Blue Ridge), MO	683	280	749	—	1,029	14	4/30/2012	2003

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Family Dollar (continued)
Kansas City (Meyer), MO	$970	$218	$1,155	$—	$1,373	$22	4/30/2012	2004
Kansas City (Prospect), MO	1,211	200	1,497	—	1,697	29	4/30/2012	2004
Kansas City (State), KS	982	247	1,127	—	1,374	22	4/30/2012	2002
Kentwood, LA	683	144	693	—	837	14	4/30/2012	2003
Kentwood, MI	739	307	699	—	1,006	13	4/30/2012	2001
Kingston, OK	(f)	25	571	—	596	11	4/30/2012	2000
Kissimmee, FL	970	679	804	—	1,483	15	4/30/2012	2011
Lake City, FL	622	174	785	—	959	15	4/30/2012	2011
Lakeland, FL	732	370	697	—	1,067	14	4/30/2012	2003
Las Vegas, NV	876	321	954	—	1,275	18	4/30/2012	2005
Leander, TX	557	314	503	—	817	13	4/30/2012	2004
Little Rock, AR	467	99	600	—	699	12	4/30/2012	2002
Loveland, OH	798	250	905	—	1,155	8	9/24/2012	2002
Lufkin, TX	1,153	231	1,323	—	1,554	26	4/30/2012	2004
Lynn, MA	1,222	824	980	—	1,804	19	4/30/2012	2003
Macon, GA	673	226	781	—	1,007	15	4/30/2012	2011
Marshall, TX	(f)	91	610	—	701	12	4/30/2012	2001
McAllen, TX	857	247	774	—	1,021	15	4/30/2012	2004
Memphis (Austin), TN	(f)	295	859	—	1,154	17	4/30/2012	2004
Memphis (Lamar), TN	638	199	722	—	921	14	4/30/2012	2003
Memphis (Millbranch), TN	1,251	438	1,294	—	1,732	25	4/30/2012	2005
Memphis (Neely), TN	973	391	967	—	1,358	19	4/30/2012	2003
Mexia, TX	(f)	64	515	—	579	10	4/30/2012	2000
Middletown, OH	660	200	790	—	990	16	4/30/2012	2001
Milton, FL	644	229	695	—	924	14	4/30/2012	2010
Milwaukee, WI	970	253	1,067	—	1,320	21	4/30/2012	2003
Mohave Valley, AZ	(f)	256	364	—	620	8	4/30/2012	2003
Montgomery, AL	959	506	864	—	1,370	17	4/30/2012	2010
New Orleans, LA	1,146	683	915	—	1,598	18	4/30/2012	2005
Newaygo, MI	689	244	616	—	860	11	4/30/2012	2002
Noonday, TX	625	120	810	—	930	16	4/30/2012	2004
Ocala (28th St.), FL	(f)	236	942	—	1,178	18	4/30/2012	2006
Ocala (Maricamp), FL	968	348	1,017	—	1,365	19	4/30/2012	2011
Okeechobee, FL	894	395	956	—	1,351	18	4/30/2012	2011
Ormond Beach, FL	(f)	733	872	—	1,605	17	4/30/2012	2011
Palestine, TX	671	160	757	—	917	15	4/30/2012	2000
Pembroke Park, FL	1,141	668	930	—	1,598	18	4/30/2012	2006
Penn Yan, NY	525	286	501	—	787	10	4/30/2012	2003
Pensacola, FL	559	131	652	—	783	13	4/30/2012	2003
Petersburg, VA	948	250	924	—	1,174	18	4/30/2012	2003
Pharr, TX	969	287	628	—	915	13	4/30/2012	2002
Phoenix (McDowell), AZ	1,040	525	1,039	—	1,564	20	4/30/2012	2003
Phoenix (Southern), AZ	(f)	1,063	899	—	1,962	17	4/30/2012	2003
Plant City (Baker), FL	1,173	650	1,007	—	1,657	19	4/30/2012	2005
Plant City (Gordon), FL	(f)	356	935	—	1,291	18	4/30/2012	2004
Pontiac, MI	962	250	829	—	1,079	16	4/30/2012	2003
Port Arthur, TX	1,044	271	1,090	—	1,361	21	4/30/2012	2005
Princeton, IN	526	346	446	—	792	9	4/30/2012	2000
Raymondville, TX	542	120	609	—	729	12	4/30/2012	2002

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Family Dollar (continued)
Rio Grande, TX	$ (f)	$201	$852	$—	$1,053	$17	4/30/2012	2003
Robstown, TX	550	59	759	—	818	19	4/30/2012	2003
Roswell, NM	766	128	928	—	1,056	18	4/30/2012	2004
Royse City, TX	972	530	802	—	1,332	16	4/30/2012	2002
Saginaw, MI	(f)	161	936	—	1,097	18	4/30/2012	2003
San Angelo, TX	891	283	952	—	1,235	22	4/30/2012	2011
San Antonio (Culebra), TX	864	396	851	—	1,247	20	4/30/2012	2004
San Antonio (Cupples), TX	1,143	226	1,373	—	1,599	34	4/30/2012	2004
San Antonio (Foster), TX	506	190	572	—	762	14	4/30/2012	2004
San Antonio (Marbach), TX	598	260	632	—	892	15	4/30/2012	2004
San Antonio (Valley Hi), TX	800	295	826	—	1,121	20	4/30/2012	2002
San Antonio (Zarzamora), TX	728	286	812	—	1,098	20	4/30/2012	2004
San Benito, TX	598	147	610	—	757	12	4/30/2012	2004
San Diego, TX	602	62	651	—	713	13	4/30/2012	2004
Seymour, IN	(f)	222	736	—	958	14	4/30/2012	2000
Shreveport, LA	892	228	784	—	1,012	15	4/30/2012	2005
St. Louis (Ferry), MO	(f)	343	989	—	1,332	19	4/30/2012	2003
St. Louis, MO	972	258	1,053	—	1,311	20	4/30/2012	2003
St. Peter, MN	409	105	559	—	664	13	4/30/2012	1960
St. Petersburg (34th), FL	1,093	802	833	—	1,635	16	4/30/2012	2011
Tallahassee, FL	(f)	674	748	—	1,422	15	4/30/2012	2011
Tampa (22nd St.), FL	1,005	584	912	—	1,496	18	4/30/2012	2008
Tampa (MLK), FL	1,168	886	869	—	1,755	17	4/30/2012	2011
Terre Haute, IN	394	90	542	—	632	10	4/30/2012	2011
Topeka, KS	(f)	265	1,243	—	1,508	24	4/30/2012	2004
Tyler, TX	416	107	509	—	616	10	4/30/2012	2003
Victoria, TX	(f)	399	164	—	563	3	4/30/2012	2003
Waco, TX	440	128	504	—	632	12	4/30/2012	2001
Family Fare Supermarket
Battle Creek, MI	(f)	1,400	5,754	—	7,154	292	1/31/2011	2010
FedEx
Beekmantown, NY	2,614	299	3,403	—	3,702	238	4/23/2010	2008
Bossier City, LA	(f)	197	4,139	—	4,336	267	11/1/2010	2009
Dublin, VA	(f)	159	2,765	—	2,924	163	10/21/2010	2008
Effingham, IL	7,040	1,321	11,137	—	12,458	859	12/29/2009	2008
Lafayette, IN	2,230	513	3,356	—	3,869	230	4/27/2010	2008
McComb, MS	(f)	569	2,396	—	2,965	109	5/5/2011	2008
Northwood, OH	2,410	457	3,944	—	4,401	250	8/17/2010	1998
Fire Mountain Restaurant
Bossier City, LA	—	1,045	1,537	—	2,582	70	4/29/2011	2004
Cullman, AL	—	865	1,185	—	2,050	56	4/29/2011	1996
Horn Lake, MS	—	846	1,270	—	2,116	60	4/29/2011	1995
Fleming’s Steakhouse
Englewood, CO	(f)	1,278	2,256	—	3,534	46	3/14/2012	2004
Folsum Gateway II
Folsum, CA	21,600	7,293	23,038	1,407	31,738	1,288	12/15/2010	2008
Food Lion
Moyock, NC	(f)	937	2,389	—	3,326	116	7/21/2011	1999

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Garden Ridge
Stockbridge, GA	$—	$1,647	$5,651	$—	$7,298	$7	12/17/2012	1998
Giant Eagle
Lancaster, OH	7,800	2,283	11,700	—	13,983	657	10/29/2010	2008
Lewis Center, OH	10,843	2,345	15,440	—	17,785	510	10/5/2011	2000
Gahanna, OH	—	4,530	15,261	—	19,791	16	12/20/2012	2002
Glen’s Market
Manistee, MI	(f)	387	4,230	—	4,617	192	5/19/2011	2009
Glynn Isles Market
Brunswick, GA	(f)	2,578	31,677	—	34,255	1,155	9/29/2011	2007
Golden Corral
Akron, OH	1,166	531	1,384	—	1,915	27	5/16/2012	2003
Bakersfield, CA	—	2,011	1,990	—	4,001	44	3/21/2012	2011
Canton, OH	1,280	538	1,560	—	2,098	30	5/16/2012	2002
Cincinnati, OH	1,242	632	1,377	—	2,009	24	5/16/2012	1999
Clarksville, IN	1,589	734	1,815	—	2,549	31	5/16/2012	2002
Cleveland, OH	1,437	828	1,460	—	2,288	28	5/16/2012	2004
Dayton (Kingsridge), OH	(f)	416	1,028	—	1,444	18	5/16/2012	2000
Dayton (Miller), OH	1,638	712	1,859	—	2,571	32	5/16/2012	2002
Dayton, OH	(f)	580	1,097	—	1,677	20	5/16/2012	2000
Elyria, OH	1,160	1,057	879	—	1,936	19	5/16/2012	2004
Fairfield, OH	889	612	770	—	1,382	14	5/16/2012	1999
Grove City, OH	1,171	1,331	625	—	1,956	15	5/16/2012	2007
Independence, MO	(f)	1,046	2,074	—	3,120	73	9/28/2011	2010
Louisville, KY	—	816	951	—	1,767	17	5/16/2012	2001
Monroeville, PA	(f)	1,330	489	—	1,819	12	5/16/2012	1982
Northfield, OH	(f)	906	340	—	1,246	11	5/16/2012	2004
Ontario, OH	1,339	477	1,784	—	2,261	33	5/16/2012	2004
Richmond, IN	—	505	715	—	1,220	13	5/16/2012	2002
San Angelo, TX	—	503	1,427	—	1,930	30	3/21/2012	2012
Spring, TX	—	2,567	1,385	—	3,952	28	4/5/2012	2011
Springfield, OH	689	501	606	—	1,107	12	5/16/2012	2000
Toledo, OH	—	744	2,056	—	2,800	38	5/16/2012	2004
Gold’s Gym
Broken Arrow, OK	—	753	5,481	—	6,234	69	8/15/2012	2009
Goodyear
Columbia, SC	—	524	1,768	8	2,300	29	5/23/2012	2010
Corpus Christi, TX	(f)	666	1,214	—	1,880	23	4/27/2012	2008
Cumming (Old Atlanta), GA	1,664	1,006	1,240	—	2,246	20	5/23/2012	2010
Cumming, GA	1,614	387	2,068	—	2,455	33	5/23/2012	2010
Greenway Commons
Houston, TX	33,000	35,421	28,002	5	63,428	638	3/23/2012	2008
Hanes Distribution
Rural Hall, NC	18,100	1,487	26,580	—	28,067	1,488	1/10/2011	1992
Harris Teeter
Durham, NC	1,700	2,852	—	—	2,852	—	7/31/2009	(g)
HealthNow
Buffalo, NY	42,500	1,699	69,587	150	71,436	4,047	12/16/2010	2007
HH Gregg Appliances
Chesterfield, MO	—	1,188	3,445	—	4,633	35	9/18/2012	2012
Joliet, IL	(f)	1,221	1,173	—	2,394	39	2/17/2012	2011
Merrillville, IN	(f)	319	3,617	112	4,048	100	2/17/2012	2011

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
HH Gregg Appliances (continued)
North Charleston, SC	$2,700	$1,665	$3,369	$—	$5,034	$338	7/2/2009	2000
North Fayette, PA	(f)	1,561	1,941	—	3,502	69	10/14/2011	1999
Highlands Ranch
Highland Ranch, CO	3,475	2,017	3,713	—	5,730	153	8/16/2011	2007
Hillside Town Centre
Chicago, IL	—	7,677	16,199	—	23,876	168	9/28/2012	2009
Hobby Lobby
Concord , NC	(f)	1,425	3,703	—	5,128	135	12/12/2011	2004
Avon, IL	(f)	1,810	3,355	—	5,165	143	6/17/2011	2007
Logan, UT	(f)	1,379	2,804	—	4,183	106	10/20/2011	2008
Hobby Lobby Center
Greenville, SC	(f)	2,173	3,858	—	6,031	165	7/22/2011	2003
Home Depot
Evans, GA	5,551	5,561	—	—	5,561	—	6/11/2010	(g)
Kennesaw, GA	7,884	1,640	1,321	8,179	11,140	191	11/4/2011
Las Vegas , NV	(f)	7,167	—	—	7,167	—	4/15/2009	(g)
Odessa, TX	(f)	4,704	—	—	4,704	—	4/15/2009	(g)
San Diego, CA	6,350	10,288	—	—	10,288	—	4/15/2009	(g)
Slidell, LA	1,996	3,631	—	—	3,631	—	7/28/2010	(g)
Tolleson, AZ	17,050	3,461	22,327	—	25,788	1,390	7/30/2010	2009
Tucson, AZ	6,025	6,125	—	—	6,125	—	10/21/2009	(g)
Winchester, VA	14,900	1,724	20,703	196	22,623	1,720	10/21/2009	2008
Igloo
Katy, TX	20,300	4,117	32,552	—	36,669	2,172	5/21/2010	2004
Indian Lakes Crossing
Virginia Beach, VA	7,178	7,010	6,172	—	13,182	158	1/31/2012	2008
Irving Oil
Belfast, ME	(f)	267	606	—	873	17	12/29/2011	1997
Bethel, ME	(f)	104	354	—	458	10	12/29/2011	1990
Boothbay Harbor, ME	(f)	399	403	—	802	11	12/29/2011	1993
Caribou, ME	(f)	130	375	—	505	11	12/29/2011	1990
Conway, NH	(f)	198	371	—	569	10	12/29/2011	2004
Dover, NH	(f)	416	477	—	893	13	12/29/2011	1988
Fort Kent, ME	(f)	220	405	—	625	11	12/29/2011	1988
Kennebunk, ME	(f)	313	659	—	972	19	12/29/2011	2002
Lincoln, ME	(f)	240	379	—	619	11	12/29/2011	1985
Orono, ME	(f)	195	240	—	435	7	12/29/2011	1984
Rochester, NH	(f)	344	476	—	820	14	12/29/2011	1970
Rutland, VT	(f)	178	214	—	392	6	12/29/2011	1984
Saco, ME	(f)	286	527	—	813	15	12/29/2011	1995
Skowhegan, ME	(f)	368	510	—	878	14	12/29/2011	1988
West Dummerston, VT	(f)	99	344	—	443	10	12/29/2011	1993
Westminster, VT	(f)	64	402	—	466	12	12/29/2011	1990
Jo-Ann’s
Shakopee, MN	—	787	1,527	—	2,314	13	9/1/2012	2012
Kingman Gateway
Kingman, AZ	—	1,418	3,085	—	4,503	129	8/16/2011	2009
Kirkland’s
Wilimington, NC	—	911	795	—	1,706	1	12/21/2012	2012
Kohl’s
Brownsville, TX	(f)	6,247	—	—	6,247	—	8/16/2011	(g)
Burnsville, MN	—	3,830	5,854	—	9,684	594	1/9/2009	1991

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Kohl’s (continued)
Columbia, SC	$6,275	$1,484	$9,462	$—	$10,946	$734	12/7/2009	2007
Fort Dodge, IA	(f)	1,246	2,922	—	4,168	82	12/14/2011	2011
McAllen, TX	3,591	1,094	5,565	—	6,659	402	3/26/2010	2005
Monroe, MI	5,146	880	4,044	—	4,924	163	6/30/2011	2006
Monrovia, CA	6,500	5,441	5,505	—	10,946	519	7/30/2009	1982
Onalaska, WI	3,550	1,541	5,148	—	6,689	298	12/13/2010	1992
Palm Coast, FL	(f)	10,900	—	—	10,900	—	3/10/2011	(g)
Rancho Cordova, CA	(f)	2,848	4,100	—	6,948	426	7/30/2009	1982
Rice Lake, WI	(f)	1,249	3,927	—	5,176	160	5/5/2011	2011
Saginaw, MI	(f)	1,062	5,941	—	7,003	272	3/10/2011	2011
Salina, KS	(f)	636	4,653	—	5,289	261	10/29/2010	2008
Spartanburg , SC	—	3,046	5,713	—	8,759	8	12/6/2012	2006
Tavares, FL	4,400	7,926	—	—	7,926	—	6/30/2009	(g)
Kohl’s Academy
Hixson, TN	—	1,297	8,935	—	10,232	30	11/13/2012	2011
Kohl’s Plaza
Napa, CA	(f)	1,573	15,630	(42)	17,161	569	8/23/2011	1983
Kum & Go
Sloan, IA	(f)	336	1,839	—	2,175	133	4/23/2010	2008
Story City, IA	(f)	216	1,395	—	1,611	113	2/25/2010	2006
Tipton, IA	(f)	289	1,848	—	2,137	126	5/28/2010	2008
West Branch, IA	(f)	132	808	—	940	66	2/25/2010	1997
Kyle Marketplace
Kyle, TX	24,750	5,954	36,810	71	42,835	1,036	12/30/2011	2007
L.A. Fitness
Avondale, AZ	(f)	1,730	5,750	—	7,480	214	8/31/2011	2006
Broadview, IL	(f)	2,202	6,671	—	8,873	286	5/18/2011	2010
Carmel, IN	3,645	1,392	5,435	—	6,827	537	6/30/2009	2008
Dallas, TX	4,712	1,824	6,656	—	8,480	437	8/17/2010	2008
Denton, TX	3,960	1,635	5,082	—	6,717	396	3/31/2010	2009
Duncanville, TX	(f)	429	5,843	—	6,272	204	9/26/2011	2007
Easton, PA	(f)	765	6,622	—	7,387	133	4/27/2012	1979
Glendale, AZ	3,193	1,920	3,214	—	5,134	303	10/30/2009	2005
Highland, CA	4,700	1,255	6,777	—	8,032	533	2/4/2010	2009
Indianapolis, IN	(f)	2,029	4,184	—	6,213	200	3/31/2011	2009
Marana, CA	—	1,098	5,410	—	6,508	39	9/13/2012	2011
Oakdale, MN	4,749	1,667	5,674	—	7,341	343	9/30/2010	2009
Oswego, IL	(f)	1,958	6,280	—	8,238	132	3/23/2012	2008
Spring, TX	—	1,372	5,011	—	6,383	403	11/20/2009	2006
Lakeshore Crossing
Gainesville, GA	4,400	2,314	5,802	191	8,307	362	9/15/2010	1994
Lowe’s
Burlington, IA	(f)	1,134	5,677	—	6,811	107	4/27/2012	1996
Columbia, SC	(f)	9,565	—	—	9,565	—	2/10/2011	(g)
Denver, CO	—	12,634	—	—	12,634	—	2/2/2011	(g)
Kansas City, MO	4,250	4,323	—	—	4,323	—	11/20/2009	(g)
Las Vegas , NV	5,765	9,096	—	—	9,096	—	3/31/2009	(g)
Miamisburg, OH	6,375	2,155	6,320	—	8,475	262	9/9/2011	1994
Sanford, ME	4,672	8,482	—	—	8,482	—	6/28/2010	(g)
Ticonderoga, NY	4,345	7,344	—	—	7,344	—	8/31/2010	(g)
Macaroni Grill
Flanders, NJ	915	477	1,125	—	1,602	72	6/30/2010	2003

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Macaroni Grill (continued)
Mt. Laurel, NJ	$713	$791	$1,612	$—	$2,403	$104	6/30/2010	2004
West Windsor, NJ	1,043	515	932	—	1,447	60	6/30/2010	1998
Mattress Firm
Fairview Heights, IL	—	140	703	—	843	9	7/23/2012	1977
Melbourne, FL	—	361	768	—	1,129	5	10/5/2012	2011
MedAssets
Plano, TX	19,873	6,589	6,052	27,511	40,152	—	11/22/2011	(g)
Merrill Lynch
Hopewell Township, NJ	—	15,073	88,852	—	103,925	137	12/12/2012	2001
Michael’s
Lafayette, LA	(f)	1,345	2,570	—	3,915	70	3/9/2012	2011
Midtowne Park
Anderson, SC	16,645	5,765	18,119	—	23,884	506	12/20/2011	2008
MotoMart
Saint Charles, MO	(f)	990	1,609	—	2,599	34	3/30/2012	2009
Mueller Regional Retail District
Austin, TX	34,300	9,918	45,299	354	55,571	3,813	12/18/2009	2008
National Tire & Battery
Nashville, TN	799	372	1,138	—	1,510	82	4/21/2010	2010
Nature Coast Commons
Spring Hill, FL	21,850	6,114	19,094	536	25,744	956	6/21/2011	2009
Northern Tool & Equipment
Ocala, FL	1,650	1,167	1,796	—	2,963	143	5/20/2010	2009
North Point Shopping Center
Cape Coral, FL	(f)	1,244	8,152	(69)	9,327	389	4/13/2011	2008
Office Depot
Alvin, TX	(f)	567	1,916	—	2,483	105	11/4/2011	2009
Corsicana, TX	(f)	613	1,566	—	2,179	72	4/29/2011	2007
Houston, TX	(f)	1,667	1,856	—	3,523	82	4/29/2011	2009
Mobile, AL	(f)	553	1,708	—	2,261	91	4/29/2011	2008
Old Country Buffet
Coon Rapids, MN	—	1,291	1,229	—	2,520	56	4/29/2011	2003
On the Border
Alpharetta, GA	1,329	1,240	1,406	—	2,646	91	6/30/2010	1997
Auburn Hills, MI	1,283	859	1,976	—	2,835	128	6/30/2010	1999
Buford, GA	1,236	1,140	1,277	—	2,417	82	6/30/2010	2001
Burleson, TX	1,439	980	1,791	—	2,771	116	6/30/2010	2000
College Station, TX	1,376	1,242	1,402	—	2,644	91	6/30/2010	1997
Columbus, OH	1,925	1,245	1,410	—	2,655	91	6/30/2010	1997
Concord Mills, NC	1,363	1,296	1,350	—	2,646	87	6/30/2010	2000
Denton, TX	1,317	1,028	1,480	—	2,508	96	6/30/2010	2002
DeSoto, TX	1,482	838	1,915	—	2,753	125	6/30/2010	1983
Fort Worth, TX	1,575	1,188	1,857	—	3,045	120	6/30/2010	1999
Garland, TX	1,020	690	1,311	—	2,001	84	6/30/2010	2007
Kansas City, MO	1,454	904	1,403	—	2,307	90	6/30/2010	1997
Lee’s Summit, MO	1,200	845	1,331	—	2,176	86	6/30/2010	2002
Lubbock, TX	1,376	743	1,996	—	2,739	129	6/30/2010	1994
Mesa, AZ	1,804	1,121	1,468	—	2,589	95	6/30/2010	2002
Mt. Laurel, NJ	1,447	559	1,139	—	1,698	73	6/30/2010	2004
Naperville, IL	1,494	1,260	1,786	(66)	2,980	115	6/30/2010	1997
Novi, MI	1,177	653	1,837	—	2,490	119	6/30/2010	1997
Oklahoma City, OK	1,266	880	1,659	—	2,539	107	6/30/2010	1996

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
On the Border (continued)
Peoria, AZ	$1,562	$1,071	$1,245	$—	$2,316	$81	6/30/2010	2002
Rockwall, TX	1,355	761	1,836	—	2,597	119	6/30/2010	1999
Rogers, AR	950	551	1,176	—	1,727	76	6/30/2010	2002
Tulsa, OK	1,427	952	1,907	—	2,859	124	6/30/2010	1995
West Springfield, MA	2,000	1,015	2,361	—	3,376	153	6/30/2010	1995
West Windsor, NJ	2,433	1,114	2,013	—	3,127	130	6/30/2010	1998
Woodbridge, VA	1,685	1,587	1,540	—	3,127	100	6/30/2010	1998
O’Reilly’s Auto Parts
Breaux Bridge, LA	401	91	608	—	699	43	3/15/2010	2009
Central, LA	(f)	75	737	—	812	29	6/10/2011	2010
Christiansburg, VA	646	205	763	—	968	40	12/23/2010	2010
Highlands, TX	485	217	605	—	822	33	12/23/2010	2010
Houston, TX	560	254	680	—	934	36	1/13/2011	2010
LaPlace, LA	507	221	682	—	903	48	3/12/2010	2008
Louisville, KY	—	494	844	—	1,338	10	7/10/2012	2011
New Roads, LA	410	111	616	—	727	44	3/12/2010	2008
Ravenna, OH	(f)	102	866	—	968	45	1/25/2011	2010
San Antonio, TX	703	356	853	—	1,209	45	12/23/2010	2010
Willard, OH	—	121	843	—	964	12	6/8/2012	2011
Outback Steakhouse
Baton Rouge, LA	1,080	567	1,178	—	1,745	24	3/14/2012	2001
Boardman Township, OH	1,700	690	2,052	—	2,742	41	3/14/2012	1995
Centennial, CO	1,560	1,150	1,274	—	2,424	26	3/14/2012	1996
Colonial Heights, VA	2,160	1,656	1,715	—	3,371	35	3/14/2012	2000
Conroe, TX	1,530	944	1,394	—	2,338	28	3/14/2012	2001
Fort Smith, AR	1,620	1,017	1,558	—	2,575	32	3/14/2012	1999
Fort Wayne, IN	1,570	701	1,806	—	2,507	37	3/14/2012	2000
Garner, NC	1,580	1,005	1,508	—	2,513	30	3/14/2012	2004
Houston, TX	1,620	1,076	1,449	—	2,525	29	3/14/2012	1998
Independence, OH	(f)	695	1,398	—	2,093	28	3/14/2012	2006
Jacksonville, FL	1,620	836	1,601	—	2,437	32	3/14/2012	2001
Las Cruces, NM	1,120	491	1,299	—	1,790	26	3/14/2012	2000
Lees Summit, MO	920	522	921	—	1,443	19	3/14/2012	1999
Lexington, KY	1,820	1,153	1,587	—	2,740	32	3/14/2012	2002
McAllen, TX	770	426	665	—	1,091	13	3/14/2012	1999
Newport News, VA	2,060	1,577	1,430	—	3,007	29	3/14/2012	1993
Pittsburg, PA	1,630	999	1,627	—	2,626	33	3/14/2012	1995
Sebring , FL	1,470	810	1,617	—	2,427	33	3/14/2012	2001
Southgate, MI	1,680	809	2,010	—	2,819	41	3/14/2012	1994
Winchester, VA	2,190	1,508	1,848	—	3,356	37	3/14/2012	2006
Oxford Exchange
Oxford, GA	(f)	3,946	37,509	494	41,949	1,870	4/18/2011	2006
Owens Corning
Newark, OH	(f)	499	9,537	—	10,036	366	7/8/2011	2007
Petco
Dardenne Prairie, MO	(f)	781	1,525	—	2,306	81	2/22/2011	2009
Lake Charles, LA	2,145	412	2,852	—	3,264	168	10/25/2010	2008
Petsmart
Bellingham, WA	2,526	1,019	2,286	—	3,305	45	4/30/2012	1993
Boca Raton, FL	(f)	3,379	3,748	—	7,127	148	7/21/2011	2001
Braintree, MA	(f)	3,539	4,775	—	8,314	196	7/21/2011	1996
Dallas, TX	(f)	901	3,858	—	4,759	146	7/21/2011	1998

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Petsmart (continued)
Evanston, IL	$ (f)	$792	$5,522	$—	$6,314	$208	7/21/2011	2001
Flint, MI	(f)	565	2,986	—	3,551	153	7/21/2011	1996
Lake Mary, FL	(f)	2,035	2,323	—	4,358	99	7/21/2011	1997
Oxon Hill, MD	(f)	2,426	2,993	—	5,419	125	7/21/2011	1998
Parma, OH	(f)	866	2,848	—	3,714	103	8/4/2011	1996
Phoenix, AZ	51,250	3,750	80,003	304	84,057	3,166	8/23/2011	2008
Plantation, FL	(f)	1,077	3,868	—	4,945	153	7/21/2011	2001
Southlake, TX	(f)	2,653	3,748	—	6,401	143	7/21/2011	1998
Tallahassee, FL	(f)	1,221	1,341	—	2,562	65	7/21/2011	1998
Westlake Village, CA	(f)	1,892	4,908	—	6,800	208	7/21/2011	1998
Petsmart/Hallmark
Cincinnati, OH	—	942	3,417	—	4,359	99	2/14/2012	1998
Petsmart/Bevmo
Redding, CA	3,206	1,185	3,484	—	4,669	76	3/21/2012	1989
Petsmart/Travos Credit Union
Mercad, CA	2,974	1,389	3,135	—	4,524	69	3/21/2012	1993
Pick N Save Center
Wauwatosa, WI	—	2,787	12,081	—	14,868	14	12/21/2012	2012
Pier 1 Imports
Victoria, TX	—	390	1,500	—	1,890	19	7/2/2012	2011
Pinehurst Square West
Bismark, ND	(f)	3,690	5,564	—	9,254	420	1/28/2011	2006
PLS Financial Services
Calumet Park, IL	(f)	165	959	—	1,124	35	8/18/2011	2005
Chicago (Diversey), IL	(f)	301	566	—	867	20	8/18/2011	2001
Compton, CA	(f)	1,054	221	—	1,275	7	10/26/2011	2005
Dallas (Camp Wisdom), TX	(f)	283	351	—	634	13	8/18/2011	1983
Dallas (Davis), TX	(f)	156	619	—	775	23	8/18/2011	2003
Fort Worth, TX	(f)	181	688	—	869	25	8/18/2011	2003
Grand Prairie, TX	(f)	479	123	—	602	6	8/18/2011	1971
Houston, TX	(f)	175	262	—	437	11	8/18/2011	2005
Kenosha, WI	(f)	120	521	—	641	19	8/18/2011	2005
Mesa (Broadway), AZ	(f)	225	394	—	619	15	8/18/2011	2006
Mesquite, TX	(f)	197	712	—	909	26	8/18/2011	2006
Phoenix, AZ	(f)	183	670	—	853	19	11/4/2011	2006
Tucson, AZ	(f)	278	467	—	745	18	8/18/2011	2005
Prairie Market
Oswego, IL	12,500	12,997	10,840	106	23,943	646	12/3/2010	(g)
Publix
Mountain Brook, AL	3,275	2,492	2,830	—	5,322	231	12/1/2009	2004
RaceTrac
Atlanta, GA	(f)	989	1,074	—	2,063	31	12/21/2011	2004
Belleview, FL	(f)	882	2,712	—	3,594	79	12/21/2011	2007
Bessemer, AL	(f)	982	1,703	—	2,685	50	12/21/2011	2003
Denton, TX	(f)	960	1,690	—	2,650	48	12/21/2011	2003
Houston (Hwy 6N), TX	(f)	888	950	—	1,838	27	12/21/2011	1995
Houston (Kuykendahl), TX	(f)	1,043	1,036	—	2,079	30	12/21/2011	1997
Jacksonville, FL	(f)	1,178	2,462	—	3,640	73	12/21/2011	2011
Leesburg, FL	(f)	1,185	2,375	—	3,560	70	12/21/2011	2007
Mobile, AL	(f)	650	908	—	1,558	26	12/21/2011	1998

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Red Oak Village
San Marcos, TX	$12,480	$4,222	$16,434	$—	$20,656	$1,004	12/23/2010	2008
Riverside Centre
St. Augustine, FL	(f)	1,368	3,148	267	4,783	150	6/8/2011	2007
Road Ranger
Winnebago, IL	—	638	3,129	—	3,767	30	8/30/2012	1998
RSA Security
Bedford, MA	51,400	13,692	67,747	—	81,439	1,024	7/25/2012	2001
Ryan’s
Asheville, NC	—	1,177	1,233	—	2,410	58	4/29/2011	1996
Beckley, WV	—	1,102	1,307	—	2,409	61	4/29/2011	1995
Columbus, GA	—	1,394	1,325	—	2,719	61	4/29/2011	2002
Commerce, GA	—	817	946	—	1,763	44	4/29/2011	1996
Jasper, AL	—	663	1,439	—	2,102	66	4/29/2011	2000
Owensboro, KY	—	1,239	893	—	2,132	41	4/29/2011	1997
Paducah, KY	—	1,013	858	—	1,871	40	4/29/2011	1995
Pearl, MS	—	913	1,135	—	2,048	53	4/29/2011	2000
Prattville, AL	—	876	1,125	—	2,001	52	4/29/2011	1997
Rome, GA	—	919	682	—	1,601	35	4/29/2011	1983
Sevierville, TN	—	725	673	—	1,398	31	4/29/2011	2003
Texas City, TX	—	677	1,593	—	2,270	73	4/29/2011	2002
Sam’s Club
Colorado Springs, CO	9,581	2,626	10,817	—	13,443	358	1/20/2012	1998
Douglasville, GA	(f)	2,016	9,290	—	11,306	416	7/28/2011	1999
Hoover, AL	(f)	2,083	9,223	—	11,306	1,013	1/15/2009	2000
Santa Rosa Commons
Pace, FL	13,000	2,887	19,811	112	22,810	892	6/30/2011	2008
San Tan Marketplace
Gilbert, AZ	27,400	10,800	40,312	—	51,112	885	3/30/2012	2005
Shelby Corners
Utica, MI	(f)	957	2,753	—	3,710	128	7/8/2011	2008
Sherwin Williams
Muskegon, MI	(f)	158	880	—	1,038	49	12/10/2010	2008
Sherwood Retail Center
Sherwood, AR	—	2,143	3,198	—	5,341	63	6/4/2012	2005
Shoppes at Port Arthur
Port Arthur, TX	8,077	2,618	11,463	—	14,081	741	10/12/2010	2008
Shoppes at Sherbrooke
Lake Worth, FL	—	3,161	5,609	55	8,825	115	4/27/2012	2004
Shoppes at Sugarmill Woods
Homosassa, FL	—	882	5,381	112	6,375	166	12/13/2011	2008
Silverado Plaza
Tucson, AZ	4,701	1,893	6,914	—	8,807	204	12/22/2011	1998
Sprouts
Centennial, CO	—	1,692	6,070	—	7,762	22	11/14/2012	2009
Staples
Houston, TX	1,815	1,020	2,232	—	3,252	151	6/17/2010	2008
Iowa City, IA	—	1,223	2,201	—	3,424	190	11/13/2009	2009
Pensacola, FL	(f)	1,503	2,011	—	3,514	125	1/6/2011	2010
Stearns Crossing
Bartlett, IL	7,060	3,733	7,649	76	11,458	484	12/9/2010	1999

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
St. Luke’s Urgent Care
Creve Coeur, MO	$ (f)	$1,067	$3,867	$—	$4,934	$185	5/20/2011	2010
Stop & Shop
Cranston, RI	(f)	13,301	—	—	13,301	—	8/5/2011	(g)
Stamford, CT	14,900	12,881	14,592	—	27,473	926	7/30/2010	2006
Stripes
Andrews, TX	(f)	110	1,777	—	1,887	137	12/30/2009	2008
Brady, TX	—	205	2,628	—	2,833	30	8/30/2012	2007
Brownsville, TX	—	561	2,715	—	3,276	31	8/30/2012	2007
Carrizo Springs, TX	(f)	400	2,221	—	2,621	125	11/22/2010	2010
Corpus Christi (Everh), TX	—	882	2,645	—	3,527	30	8/30/2012	2007
Corpus Christi (Padre), TX	—	700	2,689	—	3,389	31	8/30/2012	2007
Corpus Christi, TX	—	684	1,606	—	2,290	20	8/30/2012	2007
Eagle Pass, TX	(f)	656	1,897	—	2,553	122	6/29/2010	2009
Edinburg (Hwy 107), TX	—	405	2,419	—	2,824	28	8/30/2012	2007
Edinburg (Raul), TX	—	408	1,997	—	2,405	23	8/30/2012	2007
Edinburg, TX	(f)	906	1,259	—	2,165	81	6/29/2010	1999
Fort Stockton, TX	(f)	1,035	3,319	—	4,354	284	12/30/2010	2010
Haskell, TX	(f)	93	2,130	—	2,223	121	11/22/2010	2010
Houston, TX	—	878	1,676	—	2,554	22	8/30/2012	2007
LaFeria, TX	(f)	321	1,271	—	1,592	99	12/30/2009	2008
Laredo (La Pita Mangana), TX	(f)	419	1,741	—	2,160	99	11/22/2010	2010
Laredo (Willow), TX	(f)	438	1,785	—	2,223	74	8/3/2011	2010
Midland, TX	—	1,152	3,945	—	5,097	44	8/30/2012	2006
Mission, TX	—	1,009	2,238	—	3,247	26	8/30/2012	2003
Odessa (Kermit), TX	—	733	5,594	—	6,327	58	8/30/2012	1998
Odessa, TX	(f)	139	2,175	—	2,314	186	6/30/2011	2011
Palmhurst, TX	(f)	467	448	—	915	29	6/29/2010	1986
Pharr, TX	(f)	384	1,712	—	2,096	133	12/30/2009	1997
Portales, NM	(f)	313	1,913	—	2,226	184	12/30/2010	2010
Rio Hondo, TX	(f)	273	1,840	—	2,113	141	12/30/2009	2007
San Angelo (Sherwood), TX	—	958	2,704	—	3,662	32	8/30/2012	2007
San Angelo, TX	—	601	3,609	—	4,210	38	8/30/2012	1997
San Benito (Ranchito), TX	(f)	401	1,967	—	2,368	126	6/29/2010	2010
Sunset Valley Shopping Center
Austin, TX	17,441	10,249	19,345	131	29,725	1,460	3/26/2010	2007
Sysmex
Lincolnshire, IL	22,500	3,778	41,462	736	45,976	58	8/31/2012	2010
Telegraph Plaza
Monroe, MI	—	1,076	5,059	—	6,135	253	6/30/2011	2006
The Crossing
Killeen, TX	(f)	1,280	6,767	(35)	8,012	284	7/20/2011	2011
The Forum
Fort Myers, FL	(f)	8,091	20,504	—	28,595	949	7/22/2011	2008
The Medicines Company
Parsippany, NJ	27,700	4,195	39,488	23	43,706	1,066	2/27/2012	2009
The Plaza
Queen Creek, AZ	7,290	2,659	9,523	—	12,182	418	8/12/2011	2007
Thornton’s
Bloomington, IL	953	777	1,031	—	1,808	58	12/17/2010	1992

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Thorton’s (continued)
Clarksville, IN	$1,007	$894	$948	$—	$1,842	$53	12/17/2010	2005
Edinburgh, IN	1,047	780	1,138	—	1,918	67	12/17/2010	1997
Evansville (Rosenberger), IN	1,032	727	1,039	—	1,766	63	12/17/2010	2007
Evansville, IN	1,082	674	1,040	—	1,714	65	12/17/2010	1998
Franklin Park, IL	1,628	1,427	1,373	—	2,800	79	12/17/2010	1999
Galloway, OH	953	578	1,134	—	1,712	66	12/17/2010	1998
Henderson (Green), KY	1,007	702	1,031	—	1,733	62	12/17/2010	2009
Henderson, KY	1,975	1,212	2,089	—	3,301	119	12/17/2010	2007
Jeffersonville, IN	1,439	1,475	1,057	—	2,532	64	12/17/2010	1995
Joliet, IL	1,761	1,209	1,789	—	2,998	101	12/17/2010	2000
Louisville, KY	1,037	684	1,154	—	1,838	66	12/17/2010	1994
Oaklawn, IL	1,111	1,233	667	—	1,900	42	12/17/2010	1994
Ottawa, IL	1,300	599	1,751	—	2,350	98	12/17/2010	2006
Plainfield, IL	1,102	829	1,166	—	1,995	67	12/17/2010	2005
Roselle, IL	1,399	926	1,425	—	2,351	83	12/17/2010	1996
Shelbyville, KY	1,116	533	1,356	—	1,889	81	12/17/2010	2007
South Elgin, IL	1,628	1,452	1,278	—	2,730	74	12/17/2010	2007
Springfield, IL	1,915	1,221	2,053	—	3,274	116	12/17/2010	2008
Summit, IL	1,116	1,316	662	—	1,978	37	12/17/2010	2000
Terre Haute, IN	1,350	908	1,409	(37)	2,280	83	12/17/2010	1999
Waukegan, IL	1,161	797	1,199	—	1,996	68	12/17/2010	1999
Westmont, IL	1,881	1,150	1,926	—	3,076	110	12/17/2010	1997
Tire Kingdom
Auburndale, FL	1,205	625	1,487	—	2,112	94	7/20/2010	2010
Toys R Us/Mr. Hero
Parma, OH	—	1,192	2,151	—	3,343	60	4/11/2012	1986
Toys R Us/Babies R Us
Coral Springs, FL	—	2,507	4,675	—	7,182	43	9/27/2012	2010
Tractor Supply
Alamogordo, NM	1,943	529	2,188	—	2,717	41	4/20/2012	2011
Alton, IL	1,404	419	2,009	—	2,428	129	8/13/2010	2008
Augusta, ME	1,423	362	2,121	—	2,483	133	10/12/2010	2009
Bainbridge, GA	(f)	456	1,812	—	2,268	60	11/16/2011	2008
Ballinger, TX	1,248	369	1,841	—	2,210	130	5/21/2010	2010
Belchertown, MA	1,823	1,001	2,149	—	3,150	160	6/29/2010	2008
Columbia, SC	(f)	773	1,794	—	2,567	41	3/30/2012	2011
Del Rio, TX	1,113	657	1,387	—	2,044	131	7/27/2009	2009
Dixon, CA	2,962	848	3,528	—	4,376	223	9/24/2010	2007
Edinburg, TX	1,451	571	2,051	—	2,622	190	7/27/2009	2009
Franklin, NC	1,480	422	1,914	—	2,336	118	11/30/2010	2009
Gibsonia, PA	1,648	726	2,074	—	2,800	155	5/5/2010	2010
Glenpool, OK	1,180	174	1,941	—	2,115	137	5/4/2010	2009
Gloucester, NJ	2,600	1,590	2,962	—	4,552	253	12/17/2009	2009
Grayson, KY	(f)	406	1,967	—	2,373	76	6/30/2011	2011
Hamilton, OH	932	418	1,045	—	1,463	70	9/17/2010	1975
Irmo, SC	1,125	697	1,501	—	2,198	165	10/15/2009	2009
Jackson, CA	—	1,062	3,620	—	4,682	4	12/18/2012	2012
Jefferson City, MO	1,125	398	1,269	—	1,667	76	11/9/2010	2009
Kenedy, TX	1,220	215	1,985	—	2,200	144	4/29/2010	2009
Lawrence, KS	1,377	427	2,016	—	2,443	119	9/24/2010	2010
Little Rock, AR	1,500	834	1,223	—	2,057	74	11/9/2010	2009

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Tractor Supply (continued)
Middletown, DE	$—	$1,306	$2,703	$—	$4,009	$42	6/29/2012	2007
Mishawaka, IN	(f)	450	1,856	—	2,306	60	11/18/2011	2011
Murphy, NC	1,402	789	1,580	—	2,369	120	5/21/2010	2010
Nixa, MO	1,346	430	1,697	—	2,127	101	9/24/2010	2009
Pearsall, TX	1,199	120	2,117	—	2,237	154	4/9/2010	2009
Rincon, GA	(f)	678	1,509	—	2,187	65	8/23/2011	2007
Roswell, TX	1,180	728	1,469	—	2,197	138	7/27/2009	2009
Sedalia, MO	1,090	414	1,567	—	1,981	87	12/10/2010	2010
Sellersburg, IN	1,433	815	1,426	—	2,241	89	9/13/2010	2010
Southwick, MA	2,428	1,521	2,261	—	3,782	169	6/29/2010	2008
St. John, IN	2,247	360	3,445	—	3,805	235	7/28/2010	2007
Stillwater, OK	1,205	163	1,999	—	2,162	141	5/4/2010	2008
Summerdale, AL	1,210	238	1,783	—	2,021	139	4/14/2010	2010
Troy, MO	1,286	623	1,529	—	2,152	100	8/13/2010	2009
Tuscaloosa, AL	—	641	1,951	—	2,592	7	11/21/2012	2012
Union, MO	1,404	512	1,784	—	2,296	115	8/13/2010	2008
Wauseon, OH	1,374	596	1,563	—	2,159	110	9/13/2010	2007
Trader Joe’s
Lexington, KY	3,519	2,431	3,233	—	5,664	48	7/17/2012	2012
Sarasota, FL	—	1,748	4,959	—	6,707	43	9/25/2012	2008
Tutor Time
Austin, TX	(f)	216	1,445	—	1,661	88	12/15/2010	2000
Downingtown, PA	(f)	143	1,473	—	1,616	84	12/15/2010	1998
Ulta Salon
Jackson, TN	1,454	557	1,832	—	2,389	127	11/5/2010	2010
Fort Gratiot, MI	1,104	289	1,382	—	1,671	19	6/29/2012	2012
United Technologies
Bradenton, FL	10,050	2,094	16,618	—	18,712	541	12/8/2011	2004
University Plaza
Flagstaff, AZ	8,350	3,008	11,545	845	15,398	1,130	11/17/2009	1982
USAA
Fayetteville, NC	—	636	1,512	—	2,148	16	8/29/2012	2012
VA Clinic
Oceanside, CA	27,750	4,373	36,082	—	40,455	1,027	12/22/2011	2010
Valley Blend
Huntsville, AL	—	9,051	55,664	—	64,715	63	12/19/2012	2001
Volusia Square
Daytona Beach, FL	16,557	7,004	22,427	(25)	29,406	1,495	11/12/2010	2010
Walgreens
Albuquerque, NM	(f)	1,066	1,870	76	3,012	54	11/17/2011	1996
Anthony, TX	(f)	1,125	2,831	—	3,956	112	8/29/2011	2008
Appleton (Meade), WI	1,880	885	2,505	—	3,390	183	2/3/2010	2008
Appleton(Northland), WI	2,736	1,385	3,249	—	4,634	237	2/18/2010	2008
Augusta, ME	3,157	2,271	3,172	—	5,443	231	3/5/2010	2007
Bartlett, TN	(f)	1,716	1,516	—	3,232	58	8/1/2011	2001
Baytown, TX	2,480	1,151	2,786	—	3,937	208	2/23/2010	2009
Beloit, WI	2,184	763	3,064	—	3,827	205	5/20/2010	2008
Birmingham, AL	1,560	660	2,015	—	2,675	152	3/30/2010	1999
Brooklyn Park, MD	2,226	1,323	3,301	—	4,624	254	12/23/2009	2008
Brownwood, TX	(f)	1,511	3,527	—	5,038	165	3/30/2011	2008
Cape Carteret, NC	2,400	971	2,461	—	3,432	99	8/15/2011	2008
Chicago (79th St.), IL	(f)	976	2,116	—	3,092	87	5/5/2011	2003

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Walgreens (continued)
Chicago (N. Canfield), IL	$ (f)	$818	$3,317	$—	$4,135	$143	4/28/2011	2000
Chickasha, TX	1,869	746	2,900	—	3,646	245	10/14/2009	2007
Clarkston, MI	(f)	1,506	2,885	—	4,391	111	6/24/2011	2001
Cleveland (Clark), OH	2,692	451	4,312	—	4,763	313	2/10/2010	2008
Country Club Hills, MO	(f)	717	3,697	—	4,414	168	3/9/2011	2009
Decatur, GA	(f)	1,490	2,167	—	3,657	96	5/5/2011	2001
Denton, TX	—	887	3,535	—	4,422	310	7/24/2009	2009
Dubuque, IA	(f)	825	3,259	—	4,084	122	8/12/2011	2008
Durham (Guess), NC	2,871	1,315	3,225	—	4,540	203	7/20/2010	2010
Durham (Highway 54), NC	2,849	2,067	2,827	—	4,894	197	4/28/2010	2008
Edmond, OK	2,250	901	2,656	—	3,557	263	7/7/2009	2000
Elgin, IL	2,260	1,561	2,469	—	4,030	192	12/30/2009	2002
Fayetteville, NC	(f)	916	4,118	—	5,034	216	12/30/2010	2009
Fort Mill, SC	2,272	1,137	2,532	—	3,669	166	6/24/2010	2010
Framingham, MA	3,046	2,234	2,852	—	5,086	220	1/19/2010	2007
Fredericksburg, VA	3,773	2,729	4,072	—	6,801	405	1/9/2009	2008
Goose Creek, SC	2,700	1,277	3,240	—	4,517	267	10/29/2009	2009
Grand Junction , CO	—	1,041	3,215	—	4,256	271	9/30/2009	2009
Grayson, GA	2,720	1,129	2,965	—	4,094	157	12/7/2010	2004
Greenville, NC	3,030	645	3,532	—	4,177	261	2/19/2010	2009
Independence, MO	(f)	1,240	2,436	—	3,676	105	5/5/2011	2001
Indianapolis, IN	—	842	4,798	—	5,640	476	1/6/2009	2008
Janesville (W Court), WI	2,235	689	3,099	—	3,788	213	4/13/2010	2010
Janesville, WI	2,640	1,423	3,776	—	5,199	291	12/18/2009	2008
Kingman, AZ	2,997	839	4,369	—	5,208	318	2/25/2010	2009
La Crosse, WI	(f)	1,638	3,107	—	4,745	128	5/6/2011	2009
Lafayette, IN	2,350	635	2,425	—	3,060	111	3/31/2011	2008
Lancaster (Palmdale), CA	2,719	1,349	3,219	—	4,568	216	5/17/2010	2009
Lancaster, SC	2,980	2,021	2,970	—	4,991	219	2/19/2010	2009
Leland, NC	2,472	1,252	2,835	—	4,087	179	7/15/2010	2008
Liberty Township, OH	(f)	1,353	3,285	—	4,638	153	3/31/2011	2011
Loves Park, IL	1,767	892	2,644	—	3,536	199	1/19/2010	2008
Machesney Park, IL	1,869	875	2,918	—	3,793	225	12/16/2009	2008
Madisonville, KY	(f)	1,083	2,517	—	3,600	101	6/28/2011	2007
Matteson, IL	2,450	430	3,246	—	3,676	174	11/30/2010	2008
Medina, OH	(f)	829	2,966	—	3,795	126	5/5/2011	2001
Muscatine, IA	(f)	532	2,450	—	2,982	105	5/5/2011	2001
New Albany, OR	(f)	1,095	2,533	—	3,628	136	12/2/2010	2006
North Mankato, MN	2,530	1,841	2,572	—	4,413	182	3/18/2010	2008
North Platte, NE	2,328	1,123	3,367	—	4,490	246	2/23/2010	2009
Omaha, NE	2,580	1,183	3,734	—	4,917	273	2/25/2010	2009
Papillion, NE	1,967	1,039	2,731	—	3,770	222	10/6/2009	2009
Pueblo, CO	(f)	510	2,651	—	3,161	138	12/7/2010	2003
Roanoke, VA	(f)	1,042	3,923	—	4,965	176	4/26/2011	2009
Rocky Mount, NC	2,995	1,419	3,516	—	4,935	236	5/26/2010	2009
South Bend (Ironwood), IN	3,120	1,538	3,657	—	5,195	283	12/21/2009	2006
South Bend, IN	—	1,234	3,245	—	4,479	255	11/18/2009	2007
Spearfish, SD	2,426	1,028	3,355	—	4,383	274	10/6/2009	2008
Springdale, AR	3,025	1,099	3,535	—	4,634	143	6/29/2011	2009
St. Charles, IL	2,030	1,457	2,243	—	3,700	175	12/30/2009	2002

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Walgreens (continued)
Stillwater, OK	$ (f)	$562	$2,903	$8	$3,473	$289	7/21/2009	2000
Tucson (Harrison), AZ	2,910	1,415	3,075	—	4,490	160	12/7/2010	2004
Tucson (River), AZ	(f)	1,353	3,390	—	4,743	186	11/12/2010	2003
Tulsa, OK	2,016	1,130	2,414	—	3,544	249	1/6/2009	2001
Twin Falls, ID	2,432	1,088	3,153	—	4,241	240	1/14/2010	2009
Union City, GA	(f)	916	3,120	—	4,036	112	9/9/2011	2005
Warner Robins, GA	—	1,171	2,585	—	3,756	219	10/20/2009	2007
Watertown, NY	(f)	2,696	2,545	—	5,241	117	7/26/2011	2006
Wichita, KS	(f)	667	2,727	—	3,394	101	8/1/2011	2000
Wilmington, NC	(f)	1,126	3,704	—	4,830	163	4/21/2011	2010
Xenia, OH	(f)	840	3,575	—	4,415	112	10/4/2011	2009
Wal-Mart
Albuquerque, NM	9,698	14,432	—	—	14,432	—	3/31/2009	(g)
Cary, NC	—	2,749	5,062	—	7,811	7	12/21/2012	2005
Douglasville, GA	(f)	4,781	13,166	—	17,947	628	7/28/2011	1999
Lancaster, SC	—	2,664	10,223	—	12,887	359	12/21/2011	1999
Las Vegas , NV	7,925	13,237	—	—	13,237	—	3/31/2009	(g)
Pueblo, CO	8,250	1,877	10,162	—	12,039	679	11/12/2010	1998
Riverside, CA	55,000	12,078	72,714	—	84,792	2,676	7/25/2011	2011
Waterside Marketplace
Chesterfield, MI	19,350	8,078	15,727	911	24,716	1,463	12/20/2010	2007
WaWa
Gap, PA	—	912	4,550	—	5,462	45	8/29/2012	2005
Portsmouth, VA	1,241	2,080	—	—	2,080	—	9/30/2010	(g)
Wells Fargo
Hillsboro, NH	13,500	8,088	15,955	—	24,043	1,247	12/8/2010	1979
Wendy’s
Avon (10565 US36), IN	—	820	636	—	1,456	1	12/27/2012	1999
Avon (5201 US36), IN	—	686	596	—	1,282	1	12/27/2012	1990
Bellingham, WA	—	395	574	—	969	1	12/27/2012	1994
Bothell, WA	—	317	407	—	724	—	12/27/2012	2004
Carmel (116th St), IN	—	881	73	—	954	—	12/27/2012	1980
Carmel (Michigan Rd), IN	—	826	556	—	1,382	1	12/27/2012	2001
Fishers (116th St), IN	—	722	561	—	1,283	1	12/27/2012	1999
Fishers (Olivia), IN	—	559	652	—	1,211	1	12/27/2012	2012
Greenfield, IN	—	343	390	—	733	—	12/27/2012	1980
Henderson (Eastern), NV	—	589	643	—	1,232	1	12/27/2012	2000
Henderson (Green), NV	—	748	926	—	1,674	1	12/27/2012	1997
Henderson (Lake), NV	—	670	507	—	1,177	1	12/27/2012	1999
Indianapolis, IN	—	641	533	—	1,174	1	12/27/2012	1993
Las Vegas (Lake Mead), NV	—	460	609	—	1,069	1	12/27/2012	1995
Las Vegas (Nellis), NV	—	647	514	—	1,161	1	12/27/2012	1984
Las Vegas (Rancho), NV	—	755	809	—	1,564	1	12/27/2012	1991
Las Vegas (W Flamingo), NV	—	556	552	—	1,108	1	12/27/2012	1986
Las Vegas (Charleston), NV	—	761	625	—	1,386	1	12/27/2012	1976
Las Vegas (E. Flamingo), NV	—	319	539	—	858	1	12/27/2012	1976
Lebanon, IN	—	1,445	767	—	2,212	1	12/27/2012	2012
Noblesville, IN	—	546	69	—	615	—	12/27/2012	2012

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
					Which Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Wendy’s (continued)
Port Angeles, WA	—	437	1,237	—	1,674	1	12/27/2012	1980
Redmond, WA	$—	$730	$246	$—	$976	$—	12/27/2012	1977
San Antonio (De Zavala), TX	—	927	520	—	1,447	1	12/27/2012	1995
San Antonio (Loop 410), TX	—	627	461	—	1,088	—	12/27/2012	1990
San Antonio (Southcross), TX	—	572	927	—	1,499	1	12/27/2012	1992
San Antonio (Stone Oak), TX	—	863	248	—	1,111	—	12/27/2012	2000
San Antonio, TX	—	1,108	244	—	1,352	—	12/27/2012	2003
San Marcos, TX	—	575	778	—	1,353	1	12/27/2012	2002
Schertz, TX	—	984	213	—	1,197	—	12/27/2012	1994
Selma, TX	—	1,368	252	—	1,620	—	12/27/2012	2003
Silverdale, WA	—	1,144	1,777	—	2,921	2	12/27/2012	1995
West Marine
Fort Lauderdale, FL	(f)	3,772	6,685	—	10,457	148	3/15/2012	2011
Harrison Township, MI	(f)	666	2,623	—	3,289	50	4/30/2012	2009
West/East Valley Shopping Center
Saginaw, MI	—	299	3,111	—	3,410	5	12/31/2012	2009
Saginaw (East), MI	—	729	19,679	—	20,408	33	12/31/2012	1996
Whittwood Town Center
Whittier, CA	43,000	35,268	64,486	408	100,162	5,081	8/27/2010	2006
White Oak Village
Richmond, VA	34,250	12,243	44,405	—	56,648	481	8/30/2012	2008
Whole Foods
Hinsdale, IL	5,710	4,227	6,749	—	10,976	491	5/28/2010	1999
Widewater Village
Uniontown, PA	—	1,785	4,208	—	5,993	103	4/30/2012	2008
Winchester Station
Winchester, VA	17,000	4,743	24,724	—	29,467	834	9/29/2011	2005
	$2,415,190	$1,495,935	$4,372,195	$46,399	$5,914,529

(a) As of December 31, 2012, the Company owned 807 single-tenant retail properties, 120 single-tenant freestanding commercial properties, 70 multi-tenant retail properties, 16 office and industrial properties and one land parcel.
(b) The aggregate cost for federal income tax purposes is approximately $6.9 billion.

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

(c) The following is a reconciliation of total real estate carrying value for the years ended December 31:

	2012	2011	2010
Balance, beginning of period	$4,498,384	$2,572,898	$596,425
Additions
Acquisitions	1,743,548	1,922,180	1,975,533
Improvements	98,337	3,376	1,003
Adjustment to basis	—	—	—
Total additions	1,841,885	1,925,556	1,976,536
Deductions
Cost of real estate sold	(425,577)	—	—
Other (including provisions for impairment of real estate assets)	(163)	(70)	(63)
Total deductions	(425,740)	(70)	(63)
Balance, end of period	$5,914,529	$4,498,384	$2,572,898
(d) The following is a reconciliation of accumulated depreciation for the years ended December 31:

	2012	2011	2010
Balance, beginning of period	$98,707	$28,868	$3,178
Additions
Acquisitions - Depreciation Expense for Building, Acquisitions Costs & Tenant Improvements Acquired	109,614	69,756	25,672
Improvements - Depreciation Expense for Tenant Improvements and Building Equipment	919	83	18
Total additions	110,533	69,839	25,690
Deductions
Cost of real estate sold	(20,541)	—	—
Other (including provisions for impairment of real estate assets)	—	—	—
Total deductions	(20,541)	—	—
Balance, end of period	$188,699	$98,707	$28,868

(e) The Company’s assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, tenant improvements and lease intangibles are amortized over the respective lease term and buildings are depreciated over 40 years.
(f) Property is included in the Credit Facility’s underlying collateral pool of 309 commercial properties. As of December 31, 2012, the Company had $767.8 million outstanding under the Credit Facility.
(g) Subject to a ground lease and therefore date constructed is not applicable.

COLE CREDIT PROPERTY TRUST III, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(in thousands)

Mortgage Loans Receivable	Description	Location	Interest Rate as of December 31, 2012 (a)	Final Maturity Date	Periodic Payment Terms (b)	Prior Liens	Outstanding Face Amount of Mortgages (in thousands)	Carrying Amount of Mortgages (in thousands)(c)
Consol Energy Notes	Office	(d)	5.93%	10/1/2018	P & I	None	$72,860	$64,923
Junior Mezzanine Note	Retail	(e)	9.50%	7/1/2015	I	None	25,000	25,435
							$97,860	$90,358
(a) Represents the interest rate in effect under the loan as of December 31, 2012.
(b) P & I = Principal and interest payments; I = Interest only.
(c) The aggregate cost for Federal Income Tax purposes is $87.7 million
(d) The Consol Energy Notes are secured by two office buildings located in Pennsylvania.
(e) The Junior Mezzanine Note is secured by 15 commercial retail centers located in various states.
The following shows changes in the carrying amounts of mortgage loans receivable during the period (in thousands):

	2012	2011	2010
Balance, beginning of period	$64,683	$63,933	$—
Additions:
New mortgage loans	25,000	—	74,000
Discount on new mortgage loans and capitalized loan costs	—	—	(12,000)
Acquisition costs related to investment in mortgage notes receivable	500	—	1,291
Deductions:
Collections of principal	(864)	(276)	—
Accretion of discount and amortization of premium and capitalized loan costs	1,039	1,026	642
Balance, end of period	$90,358	$64,683	$63,933

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March 2013.

Cole Credit Property Trust III, Inc.

By:	/s/ D. KIRK MCALLASTER, JR.
D. Kirk McAllaster, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE	Chairman, Chief Executive Officer and President	March 29, 2013
Christopher H. Cole	(Principal Executive Officer)

/s/ D. KIRK MCALLASTER, JR.	Executive Vice President, Chief Financial Officer and	March 29, 2013
D. Kirk McAllaster, Jr.	Treasurer (Principal Financial Officer)

/s/ SIMON J. MISSELBROOK	Senior Vice President of Accounting	March 29, 2013
Simon J. Misselbrook	(Principal Accounting Officer)

/s/ MARC T. NEMER	Director	March 29, 2013
Marc T. Nemer

/s/ THOMAS A. ANDRUSKEVICH	Director	March 29, 2013
Thomas A. Andruskevich

/s/ SCOTT P. SEALY, SR.	Director	March 29, 2013
Scott P. Sealy, Sr.

/s/ LEONARD W. WOOD	Director	March 29, 2013
Leonard W. Wood

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated March 5, 2013, by and among Cole Credit Property Trust III, Inc., CREInvestments, LLC, Cole Holdings Corporation and the Holdings Stockholder (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 000-53960), filed on March 8, 2013).

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

3.5*	Certificate of Correction to Fifth Articles of Amendment and Restatement, filed January 25, 2013.
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

10.1
Property Management and Leasing Agreement by and among Cole Credit Property Trust III, Inc., Cole REIT III Operating Partnership, LP and Cole Realty Advisors, Inc. dated October 8, 2008 (Incorporated by reference to Exhibit 10.3 to the Company's post-effective amendment to Form S-11 (File No. 333-149290), filed on October 9, 2008).

10.2	[Reserved.]

10.3
Amended and Restated Agreement of Limited Partnership of Cole REIT III Operating Partnership, LP, by and between Cole Credit Property Trust III, Inc. and the limited partners thereto dated May 6, 2008 (Incorporated by reference to Exhibit 10.5 to the Company's post-effective amendment to Form S-11 (File No. 333-149290), filed on October 9, 2008).

10.4	Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit A to the Company’s registration statement on Form S-3 (File No. 333-180077), filed March 14, 2012).

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

10.7
Junior Mortgage, Security and Fixture Filing Agreement, dated as of June 22, 2009, by and between Cole WM Albuquerque NM, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.8
Promissory Note, dated June 22, 2009, by and between Cole WM Albuquerque NM, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.9
First Deed of Trust, Security Agreement and Fixture Filing, dated as of June 22, 2009, by and between Cole MT Las Vegas NV, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.10
Promissory Note, dated June 22, 2009, by and between Cole MT Las Vegas NV, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.11
First Mortgage, Security Agreement and Fixture Filing, dated as of June 22, 2009, by and between Cole WG South Yale Avenue (Tulsa) OK, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.6 to the Company's Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.12
Promissory Note, dated June 22, 2009, by and between Cole WG South Yale Avenue (Tulsa) OK, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.7 to the Company's Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.13
First Deed of Trust, Security Agreement and Fixture Filing, dated June 22, 2009, by and between Cole WG Fredericksburg VA, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.14
Promissory Note, dated June 22, 2009, by and between Cole WG Fredericksburg VA, LLC and Aviva Life and Annuity Company (Incorporated by reference to Exhibit 10.9 to the Company's Form 8-K (File No. 333-149290), filed on June 26, 2009).

10.15
Loan Agreement dated August 31, 2009, by and between Jackson National Life Insurance Company, as Lender and Cole HD San Diego CA, LP; Cole HT Durham NC, LLC; Cole KO Monrovia CA, LP; COLE HH North Charleston SC, LLC; Cole WG Edmond OK, LLC; Cole CV Southaven MS, LLC; Cole KO Tavares FL, LLC; Cole BB Coral Springs FL, LLC, collectively as Borrowers (Incorporated by reference to Exhibit 10.43 to the Company's post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.16
Fixed Rate Promissory Note dated August 31, 2009 by and between Jackson National Life Insurance Company, as Noteholder and Cole HD San Diego CA, LP; Cole HT Durham NC, LLC; Cole KO Monrovia CA, LP; COLE HH North Charleston SC, LLC; Cole WG Edmond OK, LLC; Cole CV Southaven MS, LLC; Cole KO Tavares FL, LLC; Cole BB Coral Springs FL, LLC collectively as Maker (Incorporated by reference to Exhibit 10.44 to the Company's post-effective amendment to Form S-11 (File No. 333- 149290), filed on November 2, 2009).

10.17
Affiliated Party Subordination and Cross-Default Agreement dated August 31, 2009 by and between Cole REIT III Operating Partnership and Jackson National Life Insurance Company (Incorporated by reference to Exhibit 10.45 to the Company's post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.18
Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement and Fixture Filing dated as of August 31, 2009 by and between Cole CB Abilene TX, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.46 to the Company's post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.19
Promissory Note dated as of August 31, 2009 by and between Cole CB Abilene TX, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.47 to the Company's post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

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

10.28
Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Emporia VA, LLC and Alexander Title Agency Incorporated as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.56 to the Company's post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.29
Promissory Note dated as August 31, 2009 by and between Cole CB Emporia VA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.57 to the Company's post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.30
Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Fort Mill SC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.58 to the Company's post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.31
Promissory Note dated as of August 31, 2009 by and between Cole CB Fort Mill SC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.59 to the Company's post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.32
Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Greensboro NC, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.60 to the Company's post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.33
Promissory Note dated as of August 31, 2009 by and between Cole CB Greensboro NC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.61 to the Company's post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.34
Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Mebane NC, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.62 to the Company's post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.35
Promissory Note dated as of August 31, 2009 by and between Cole CB Mebane NC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.63 to the Company's post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.36
Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Piedmont SC, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.64 to the Company's post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.38
Deed of Trust, Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Rocky Mount NC, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.66 to the Company's post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

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

10.41
Promissory Note dated as of August 31, 2009 by and between Cole CB San Antonio TX, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.69 to the Company's post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.42
Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Sherman TX, LLC and J. Edward Blakey as Trustee for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.70 to the Company's post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.43
Promissory Note dated as of August 31, 2009 by and between Cole CB Sherman TX, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.71 to the Company’s post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.44
Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) dated as of August 31, 2009 by and between Cole CB Waynesboro VA, LLC and Alexander Title Agency as Trustee Incorporated for the benefit of Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.72 to the Company's post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.45
Promissory Note dated as of August 31, 2009 by and between Cole CB Waynesboro VA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.73 to the Company's post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

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

10.47
Promissory Note dated as of August 31, 2009 by and between Cole CB Woodstock VA, LLC and Wells Fargo Bank, NA (Incorporated by reference to Exhibit 10.75 to the Company's post-effective amendment to Form S-11 (File No. 333-149290), filed on November 2, 2009).

10.48
Borrowing Base Revolving Line of Credit Agreement dated as of December 16, 2009 by and between Cole REIT III Operating Partnership, LP and certain of its wholly-owned subsidiaries, collectively as Borrower, and TCF National Bank, a national banking association. (Incorporated by reference to Exhibit 10.76 to the Company's post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.49
Deed of Trust and Security Agreement dated as of December 18, 2009 by and between Cole HD Winchester VA, LLC and Manus E. Holmes Incorporated as Trustee for the benefit of Peoples United Bank, a federally chartered banking corporation. (Incorporated by reference to Exhibit 10.77 to the Company's post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.50
Mortgage and Security Agreement dated as of December 18, 2009 by and between Cole TS Gloucester NJ, LLC and Peoples United Bank, a federally chartered banking corporation. (Incorporated by reference to Exhibit 10.78 to the Company's post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.51
Promissory Note dated December 18, 2009 by and between Peoples United Bank, a federally chartered banking corporation, as Lender and Cole TS Gloucester NJ, LLC and Cole HD Winchester VA, LLC, collectively as Borrowers. (Incorporated by reference to Exhibit 10.79 to the Company's post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.52
Loan Agreement dated December 22, 2009 by and between Jackson National Life Insurance Company, as Lender and Cole HD Tucson AZ, LLC, Cole MT Flagstaff AZ, LLC, Cole WG Goose Creek SC, LLC, Cole PX Mountain Brook AL, LLC, Cole TS Irmo SC, LLC, Cole LO Kansas City MS, LLC and Cole KO Columbia SC, LLC, collectively as Borrowers. (Incorporated by reference to Exhibit 10.80 to the Company's post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

Exhibit No.	Description

10.53
Fixed Rate Promissory Note dated December 22, 2009 by and between Jackson National Life Insurance Company, as Noteholder and Cole HD Tucson AZ, LLC, Cole MT Flagstaff AZ, LLC, Cole WG Goose Creek SC, LLC, Cole PX Mountain Brook AL, LLC, Cole TS Irmo SC, LLC, Cole LO Kansas City MS, LLC and Cole KO Columbia SC, LLC, collectively as Maker. (Incorporated by reference to Exhibit 10.81 to the Company's post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.54
Borrowing Base Revolving Line of Credit Agreement dated as of January 6, 2010 by and between Cole REIT III Operating Partnership, LP and certain of its wholly-owned subsidiaries, collectively as Borrower and JPMorgan Chase Bank, N.A., as Administrative Agent, US Bank National Association, as Sole Syndication Agent, RBS Citizens, N.A., D/B/A Charter One, as Co-Documentation Agent, Comerica Bank, as Co-Documentation Agent and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger. (Incorporated by reference to Exhibit 10.82 to the Company's post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.55
First Deed of Trust, Security Agreement and Fixture Filing dated as of January 27, 2010 by and between Cole MT Austin TX, LLC and Bryan E. Loocke as Trustee for the benefit of Aviva Life and Annuity Company. (Incorporated by reference to Exhibit 10.83 to the Company's post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.56
Promissory Note, dated January 27, 2010, by and between Cole MTAustin TX, LLC and Aviva Life and Annuity Company. (Incorporated by reference to Exhibit 10.84 to the Company's post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on January 29, 2010).

10.57
Loan Agreement, dated April 1, 2010, by and between Cole Credit Property Trust III, Inc., and certain of its wholly-owned subsidiaries, collectively as Borrower, and The Royal Bank of Scotland PLC as lender. (Incorporated by reference to Exhibit 10.85 to the Company's post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on April 16, 2010).

10.58
Loan Agreement, dated April 1, 2010, by and between Cole Mezzco CCPT III, LLC as Borrower, and RCG LV Debt IV REIT, LP as lender. (Incorporated by reference to Exhibit 10.86 to the Company's post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed on April 16, 2010).

10.59
Purchase and Sale Agreement dated as of April 30, 2010 by and between City Center Bellevue Development LLC and Cole MT Bellevue WA, LLC. (Incorporated by reference to Exhibit 10.76 to the Company's pre-effective amendment on Form S-11 (File No. 333-164884) filed on May 13, 2010).

10.60
Loan Agreement dated May 19, 2010 by and between Cole Credit Property Trust III, Inc., as Borrower and JPMorgan Chase Bank, N.A., as Lender (Incorporated by reference to Exhibit 10.88 to the Company's post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed August 2, 2010).

10.61
Loan Agreement dated June 4, 2010 by and between Cole Credit Property Trust III, Inc. as Borrower and Goldman Sachs Commercial Mortgage Capital, L.P., as Lender (Incorporated by reference to Exhibit 10.89 to the Company's post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed August 2, 2010).

10.62
Loan Agreement dated as of July 30, 2010 by and between Cole MT Bellevue WA, LLC as Borrower and Wells Fargo Bank, National Association as Lender, administrative agent, sole book runner and lead arranger (Incorporated by reference to Exhibit 10.90 to the Company's post-effective amendment to its Registration Statement on Form S-11 (File No. 333-149290), filed August 3, 2010).

10.63
Loan Agreement dated August 25, 2010 by and between Cole AT Dallas TX, LLC, Cole IG Katy TX, LLC, Cole CI Plano TX, LLC, Cole XP Schaumburg IL, LLC and Cole HD Tolleson AZ, LLC, collectively as Borrower and Wells Fargo Bank, National Association as Lender, Administrative Agent, Syndication Agent, Documentation Agent and Sole Book Runner and Lead Arranger (Incorporated by reference to Exhibit 10.91 to the Company's pre-effective amendment to Form S-11 (File No. 333-164884), filed on September 17, 2010).

10.64
Agreement for Purchase and Sale of Real Estate dated September 12, 2010 by Cole REIT III Operating Partnership, LP as Purchaser and Albertson's LLC and certain of its wholly-owned entities, collectively as Seller (Incorporated by reference to Exhibit 10.92 to the Company's pre-effective amendment to Form S-11 (File No. 333-164884), filed on September 17, 2010).

10.65
Loan Agreement dated December 15, 2010 by and between Cole Credit Property Trust III, Inc., as Borrower and JPMorgan Chase Bank, National Association as Lender (Incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K (File No. 000 53960), filed on March 31, 2011).

Exhibit No.	Description

10.66
Credit Agreement dated June 27, 2011 by and between Cole REIT III Operating Partnership, LP as Borrower and Bank of America, National Association as Administrative Agent, Swing Line Lender and LIC Issuer, JP Morgan Chase Bank, National Association as Syndication Agent, U.S. Bank National Association, Wells Fargo Bank, National Association and Regions Bank as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC as Joint Lead Arrangers and Joint Book Managers (Incorporated by reference to Exhibit 10.66 to the Company's post-effective amendment to Form S-11 (File No. 333-164884), filed on July 22, 2011).

10.67
First Amendment to Credit Agreement dated December 6, 2011 by and between Cole REIT III Operating Partnership, LP as Borrower and Bank of America, National Association as Administrative Agent, Swing Line Lender and L/C Issuer (Incorporated by reference to Exhibit 10.67 to the Company's post-effective amendment to Form S-11 (File No. 333-164884), filed on January 18, 2012).

10.68
First Amendment to the Amended and Restated Advisory Agreement by and between Cole Credit Property Trust III, Inc. and Cole REIT Advisors III, LLC, dated November 9, 2011 (Incorporated by reference to Exhibit 10.68 to the Company's post-effective amendment to Form S-11 (File No. 333-164884), filed on January 18, 2012).

10.69*	Employment Agreement, dated as of March 26, 2013, by and among Cole Credit Property Trust III, Inc., Cole REIT III Operating Partnership, LP and Christopher H. Cole.

10.70*	Employment Agreement, dated as of March 26, 2013, by and among Cole Credit Property Trust III, Inc., Cole REIT III Operating Partnership, LP and Marc T. Nemer.

14.1
Cole Credit Property Trust III, Inc. Code of Business Conduct and Ethics (Incorporated by reference to the Company's pre-effective amendment on Form S-11 (File No. 333-149290), filed September 29, 2008).

21.1*	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company's pre-effective amendment to Form S-11 (File No. 333-149290), filed on September 29, 2008).

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

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