Form 10-Q
period 2013-03-31
Cole Credit Property Trust III, Inc.
filed 2013-05-14
CIK 1425923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
 _____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
As of May 10, 2013, there were 492,105,026 shares of common stock, par value $0.01, of Cole Credit Property Trust III, Inc. outstanding.

COLE CREDIT PROPERTY TRUST III, INC.

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements for the three months ended March 31, 2013 have been prepared by Cole Credit Property Trust III, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, comprehensive income, equity and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Item 1A – Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$1,487,428	$1,488,525
Buildings and improvements, less accumulated depreciation of $217,425 and $187,448, respectively	4,186,038	4,218,182
Acquired intangible lease assets, less accumulated amortization of $141,105 and $121,894, respectively	843,260	859,985
Total investment in real estate assets, net	6,516,726	6,566,692
Investment in notes receivable, net	90,434	90,358
Investment in marketable securities	50,717	51,103
Investment in marketable securities pledged as collateral	282,398	266,098
Investment in unconsolidated joint ventures	95,338	96,785
Total investment in real estate assets and related assets, net	7,035,613	7,071,036
Assets related to real estate held for sale, net	7,614	23,153
Cash and cash equivalents	118,194	192,504
Restricted cash	22,824	18,444
Rents and tenant receivables, less allowance for doubtful accounts of $265 and $337, respectively	90,354	79,569
Prepaid expenses and other assets	11,292	11,790
Deferred financing costs, less accumulated amortization of $26,712 and $23,105, respectively	54,686	57,229
Total assets	$7,340,577	$7,453,725
LIABILITIES AND EQUITY
Notes payable and other borrowings	$3,202,542	$3,292,048
Accounts payable and accrued expenses	36,041	42,756
Due to affiliates	6,726	4,525
Acquired below market lease intangibles, less accumulated amortization of $18,832 and $16,389, respectively	109,957	113,607
Distributions payable	26,576	26,399
Derivative liabilities, deferred rent and other liabilities	44,895	56,980
Total liabilities	3,426,737	3,536,315
Commitments and contingencies
Redeemable common stock	250,489	234,578
EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 990,000,000 shares authorized, 481,310,385 and 479,547,099 shares issued and outstanding, respectively	4,813	4,795
Capital in excess of par value	4,067,997	4,068,015
Accumulated distributions in excess of earnings	(453,846)	(416,886)
Accumulated other comprehensive income	40,672	23,101
Total stockholders’ equity	3,659,636	3,679,025
Noncontrolling interests	3,715	3,807
Total equity	3,663,351	3,682,832
Total liabilities and equity	$7,340,577	$7,453,725
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental and other property income	$138,985	$100,448
Tenant reimbursement income	13,722	9,134
Interest income on notes receivable	1,923	1,372
Interest income on marketable securities	6,025	2,417
Total revenue	160,655	113,371
Expenses:
General and administrative expenses	4,030	4,024
Property operating expenses	15,645	9,775
Property and asset management expenses	13,942	10,088
Merger and acquisition related expenses	15,613	15,381
Depreciation	31,435	21,608
Amortization	16,400	11,782
Total operating expenses	97,065	72,658
Operating income	63,590	40,713
Other income (expense):
Equity in income of unconsolidated joint ventures	1,309	334
Other (loss) income	(77)	3,317
Interest expense	(39,069)	(27,171)
Total other expense	(37,837)	(23,520)
Income from continuing operations	25,753	17,193
Discontinued operations:
Income from discontinued operations	386	3,976
Gain on sale of real estate assets	14,076	14,781
Income from discontinued operations	14,462	18,757
Net income	40,215	35,950
Net income allocated to noncontrolling interests	104	13
Net income attributable to the Company	$40,111	$35,937

Weighted average number of common shares outstanding:
Basic and diluted	480,819,849	424,275,039
Income from continuing operations per common share:
Basic and diluted	$0.05	$0.04
Income from discontinued operations per common share:
Basic and diluted	$0.03	$0.04
Net income attributable to the Company per common share:
Basic and diluted	$0.08	$0.08

Distributions declared per common share	$0.16	$0.16
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$40,215	$35,950

Other comprehensive income:
Unrealized gain on marketable securities	14,764	14,123
Unrealized gain (loss) on interest rate swaps	2,807	(842)
Total other comprehensive income	17,571	13,281

Total comprehensive income	57,786	49,231
Comprehensive income attributable to noncontrolling interests	104	13
Total comprehensive income attributable to the Company	$57,682	$49,218
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF EQUITY
(in thousands, except share amounts)

			Capital in	Accumulated	Accumulated
	Common Stock		Excess	Distributions	Other	Total	Non-
	Number of	Par	of Par	in Excess of	Comprehensive	Stockholders’	controlling	Total
	Shares	Value	Value	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2013	479,547,099	$4,795	$4,068,015	$(416,886)	$23,101	$3,679,025	$3,807	$3,682,832
Issuance of common stock	4,604,391	46	43,696	—	—	43,742	—	43,742
Distributions to noncontrolling interests	—	—	—	—	—	—	(196)	(196)
Distributions to investors	—	—	—	(77,071)	—	(77,071)	—	(77,071)
Redemptions of common stock	(2,841,105)	(28)	(27,803)	—	—	(27,831)	—	(27,831)
Changes in redeemable common stock	—	—	(15,911)	—	—	(15,911)	—	(15,911)
Comprehensive income	—	—	—	40,111	17,571	57,682	104	57,786
Balance, March 31, 2013	481,310,385	$4,813	$4,067,997	$(453,846)	$40,672	$3,659,636	$3,715	$3,663,351

			Capital in	Accumulated	Accumulated
	Common Stock		Excess	Distributions	Other	Total	Non-
	Number of	Par	of Par	in Excess of	Comprehensive	Stockholders’	controlling	Total
	Shares	Value	Value	Earnings	Loss	Equity	Interests	Equity
Balance, January 1, 2012	385,236,590	$3,852	$3,322,924	$(319,031)	$(24,757)	$2,982,988	$1,275	$2,984,263
Issuance of common stock	82,633,365	826	821,467	—	—	822,293	—	822,293
Contributions from noncontrolling interests	—	—	—	—	—	—	2,428	2,428
Distributions to noncontrolling interests	—	—	—	—	—	—	(25)	(25)
Distributions to investors	—	—	—	(68,664)	—	(68,664)	—	(68,664)
Commissions on stock sales and related dealer manager fees	—	—	(68,790)	—	—	(68,790)	—	(68,790)
Other offering costs	—	—	(12,477)	—	—	(12,477)	—	(12,477)
Redemptions of common stock	(961,709)	(9)	(9,348)	—	—	(9,357)	—	(9,357)
Changes in redeemable common stock	—	—	(27,198)	—	—	(27,198)	—	(27,198)
Comprehensive income	—	—	—	35,937	13,281	49,218	13	49,231
Balance, March 31, 2012	466,908,246	$4,669	$4,026,578	$(351,758)	$(11,476)	$3,668,013	$3,691	$3,671,704
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$40,215	$35,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,518	24,005
Amortization of lease intangibles and deferred financing costs, net	21,094	16,586
Accretion of marketable securities and notes receivable, net	(1,399)	(198)
Equity in income of unconsolidated joint ventures	(1,309)	(334)
Return on investment from unconsolidated joint ventures	1,309	334
Gain on sale of real estate assets	(14,076)	(14,781)
Other operating activities	198	19
Changes in assets and liabilities:
Rents and tenant receivables	(10,845)	(7,663)
Prepaid expenses and other assets	2,322	1,498
Accounts payable and accrued expenses	1,222	953
Deferred rent and other liabilities	(9,047)	(4,636)
Due to affiliates	2,201	1,555
Net cash provided by operating activities	63,403	53,288
Cash flows from investing activities:
Investment in real estate and related assets, net	(35,765)	(479,484)
Return of investment from unconsolidated joint ventures	1,447	213
Principal repayments from notes receivable	173	217
Proceeds from sale and condemnation of real estate assets	54,533	68,409
Payment of property escrow deposits	(1,125)	(15,962)
Refund of property escrow deposits	—	11,703
Change in restricted cash	(4,380)	(1,128)
Net cash provided by (used) in investing activities	14,883	(416,032)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	785,738
Offering costs on issuance of common stock	—	(75,215)
Redemptions of common stock	(27,831)	(9,357)
Distributions to investors	(33,152)	(27,727)
Proceeds from notes payable and other borrowings	84,301	135,144
Repayment of notes payable and other borrowings	(173,837)	(369,603)
Payment of loan deposits	(775)	(448)
Refund of loan deposits	100	1,563
Change in escrowed investor proceeds liability	—	(617)
Deferred financing costs paid	(1,206)	(3,667)
Contributions from noncontrolling interests	—	2,428
Distributions to noncontrolling interests	(196)	(25)
Net cash (used in) provided by financing activities	(152,596)	438,214
Net (decrease) increase in cash and cash equivalents	(74,310)	75,470
Cash and cash equivalents, beginning of period	192,504	216,353
Cash and cash equivalents, end of period	$118,194	$291,823
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2013

NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust III, Inc. (the “Company”) is a Maryland corporation that was formed on January 22, 2008, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole REIT III Operating Partnership, LP (“CCPT III OP”), a Delaware limited partnership. The Company is the sole general partner of, and owns a 99.99% partnership interest in, CCPT III OP. Cole REIT Advisors III, LLC (“CR III Advisors”), the advisor to the Company, is an indirect wholly owned subsidiary of Cole Holdings Corporation (“Holdings”), and is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of CCPT III OP.
As of March 31, 2013, the Company owned 1,013 properties, comprising 43.1 million rentable square feet of single and multi-tenant retail and commercial space located in 48 states, which include properties owned through consolidated joint venture arrangements. As of March 31, 2013, the rentable space at these properties was 99% leased. As of March 31, 2013, the Company also owned 29 commercial mortgage backed securities (“CMBS”) and three notes receivable. In addition, through unconsolidated joint venture arrangements, as of March 31, 2013, the Company had interests in 12 properties comprising 2.3 million rentable square feet of commercial and retail space.
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
In addition, the Company registered 75.0 million shares of common stock under the DRIP pursuant to a registration statement filed on Form S-3 (the “DRIP Offering” and collectively with the Initial Offering and the Follow-on Offering, the “Offerings”), which was filed with the SEC on March 14, 2012 and automatically became effective with the SEC upon filing.
As of March 31, 2013, the Company had issued approximately 496.7 million shares of its common stock in the Offerings, including approximately 17.0 million shares issued in the DRIP Offering. The Company had aggregate gross proceeds from the Offerings of $4.9 billion (including shares sold pursuant to the Company’s DRIP) as of March 31, 2013, before share redemptions of $150.2 million and offering costs, selling commissions and dealer management fees of $463.2 million.
On March 5, 2013, the Company, Holdings, an Arizona corporation that was originally wholly owned by Christopher H. Cole, the chairman of the board of directors, chief executive officer and president of the Company (the “Holdings Stockholder”), CREInvestments, LLC, a Maryland limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub”), and the Holdings Stockholder entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for the merger of Holdings with and into Merger Sub (the “Merger”), with Merger Sub surviving and continuing its existence under the laws of the state of Maryland as a wholly owned subsidiary of the Company. The Merger Agreement, and the transactions contemplated thereby, were approved by the Company’s board of directors at the recommendation of a special committee of the board of directors comprised solely of independent directors. On April 5, 2013, the Company consummated the Merger and acquired the business conducted by Holdings. The Company intends to list its shares of common stock on the New York Stock Exchange (the “NYSE”). Refer to Note 2 for further discussion regarding the Merger.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

On April 12, 2013, the Company’s board of directors, including all of the Company’s independent directors, voted to suspend the DRIP and the Company’s share redemption program in anticipation of the planned listing of the Company’s shares of common stock on the NYSE. Beginning with the distributions previously authorized by the board of directors for the month of May 2013, which are payable in June 2013, all distributions authorized by the board of directors were paid to the Company’s stockholders in cash. As a result of the suspension of the share redemption program, all redemption requests received from stockholders during the second quarter of 2013 and determined by the Company to be in good order on or before April 22, 2013 were honored in accordance with the terms, conditions and limitations of the share redemption program. The Company did not process or accept any requests for redemption that were not in good order on or before that date.
NOTE 2 — MERGER AGREEMENT
Effective April 5, 2013, the Company closed the Merger and entered into a registration rights agreement and an escrow agreement in connection with the completion of the Merger. As a result of the Merger, certain of Holdings’ executive officers, including Marc T. Nemer and D. Kirk McAllaster, Jr., who are each executive officers of the Company, became entitled to a portion of the consideration that otherwise would have been paid to the Holdings Stockholder in the Merger. In the Merger, the Holdings Stockholder and such executive officers (collectively, the “Holdings Executives”) received a total of $20.0 million in cash, subject to adjustment, and approximately 10.7 million newly-issued shares of common stock of the Company (the “Upfront Stock Consideration”).
The Holdings Executives also have the right to the following contingent amounts to be paid by the Company: (i) upon a listing of the Company’s common stock on the New York Stock Exchange (“NYSE”), approximately 2.1 million newly-issued shares of the Company’s common stock will be payable (the “Listing Consideration”), and (ii) additional shares of the Company’s common stock are potentially payable in 2017 as an “earn-out” contingent upon the acquired business’ demonstrated financial success based on two criteria: (a) the acquired business generating Earnings Before Interest, Taxes, Depreciation and Amortization above a minimum threshold and (b) the Company’s stock performance relative to its peer group (the “Earnout Consideration”). The Upfront Stock Consideration and the Listing Consideration are subject to a three-year lockup with approximately one-third of the shares released each year. The Earnout Consideration is subject to a lockup until December 31, 2017. Additionally, pursuant to the terms of the Company’s advisory agreement with its advisor, the Holdings Executives may be entitled to an additional amount of the Company’s common stock based on the average closing price over a period of 30 consecutive trading days beginning 180 days after the Company’s shares of common stock are listed; however, the Holdings Stockholder has agreed, as part of the transaction, to a 25% reduction from the amount that otherwise would have been payable under the advisory agreement as a result of a listing of the Company’s common stock, if any.
Under the Merger Agreement, the Holdings Stockholder has agreed, subject to certain limitations, to indemnify the Company with respect to certain representations and warranties regarding Holdings and other matters.
At the closing of the Merger, the Company and the Holdings Executives entered into an escrow agreement with U.S. Bank National Association pursuant to which approximately one-third of the Upfront Stock Consideration was escrowed, in part to satisfy the Holding Stockholder’s indemnity obligations. If listing occurs during the first year after closing, one-third of the Listing Consideration will be added to the escrowed shares, subject to the same escrow terms.
At the closing of the Merger, the Company and the Holdings Executives entered into a registration rights agreement pursuant to which the Company agreed to customary demand and piggyback registration rights with respect to the shares of the Company’s common stock issued pursuant to the Merger or otherwise held by any of the Holdings Executives. The registration rights agreement also contains the lock-up provisions that are set forth in the Merger Agreement.
The foregoing summary of the Merger Agreement and the transactions contemplated by the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement.
On March 19, 2013, the Company’s board of directors received an unsolicited proposal from American Realty Capital Properties, Inc. (“ARCP”) to acquire the Company for a combination of cash and shares of ARCP common stock. On March 27, 2013, ARCP submitted a revised unsolicited proposal to acquire the Company, and on April 2, 2013, the Company’s board of directors received a second revised unsolicited proposal to acquire the Company. The special committee of the board of directors, comprised solely of independent directors, reviewed and ultimately rejected each of these proposals; in each case the special committee determined that the proposal was not in the best interests of the Company and its stockholders. On April 11, 2013, ARCP withdrew its offer to acquire the Company.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

During the three months ended March 31, 2013, the Company had incurred $14.6 million for legal, consulting and other expenses related to the Merger, which are included in merger and acquisition related expenses in the accompanying condensed consolidated unaudited statements of operations. Subsequent to March 31, 2013, the Company has incurred $10.0 million of such Merger expenses.
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
The Company continually evaluates the need to consolidate joint ventures based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company is the primary beneficiary. As of March 31, 2013, the Company consolidated the accounts of three joint ventures (the “Consolidated Joint Ventures”), which held real estate assets with an aggregate book value of $54.5 million.
In addition, the Company evaluates its investments in marketable securities to determine if they represent variable interests in VIEs. As of March 31, 2013, the Company determined that investments in marketable securities are variable interests in VIEs, of which the Company is not the primary beneficiary because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance. The Company’s maximum exposure to loss from these investments does not exceed their aggregate amortized cost basis of $272.2 million.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2013 or 2012.
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
March 31, 2013

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
The Company has acquired, and may continue to acquire, certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events (the “Contingent Payments”). Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements are based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, are recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, are reflected in the accompanying condensed consolidated unaudited statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management. The respective amounts recorded are carried at fair value.
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

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

Discontinued Operations
Upon the disposal of a real estate asset or the determination of a real estate asset as being held for sale, the Company determines if the asset disposed of is considered a component of the Company. A component is comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the rest of the Company. If the asset is considered a component of the Company, the results of operations and gains or losses on the sale of the component are required to be presented in discontinued operations if both of the following criteria are met: (1) the operations and cash flows of the asset have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (2) the Company will not have any significant continuing involvement in the operations of the asset after the disposal transaction. Also, the prior period results of operations for the asset are reclassified and presented in discontinued operations in the prior condensed consolidated unaudited statements of operations.
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
March 31, 2013

Investment in Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures as of March 31, 2013 consists of the Company’s interest in seven joint ventures that owned 12 multi-tenant properties (the “Unconsolidated Joint Ventures”). The Company accounts for the Unconsolidated Joint Ventures using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions. The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the joint venture. If an event or change in circumstance has occurred, the Company is required to evaluate the joint venture for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in a joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions.  The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded related to the Unconsolidated Joint Ventures for the three months ended March 31, 2013 or 2012.
Concentration of Credit Risk
As of March 31, 2013, the Company had cash on deposit, including restricted cash, in 11 financial institutions, 10 of which had deposits in excess of federally insured levels, totaling $122.0 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash investments to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
No single tenant accounted for greater than 10% of the Company’s 2013 gross annualized rental revenues. Tenants in the restaurant industry comprised 10% of the Company’s 2013 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of March 31, 2013, 186 of the Company’s properties were located in Texas accounting for 17% of its 2013 gross annualized rental revenues.
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
Recent Accounting Pronouncements
In February 2013, the U.S. Financial Accounting Standards Board issued Accounting Standards Update, 2013-02 Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends the reporting requirements for comprehensive income pertaining to the reclassification of items out of accumulated other comprehensive income. ASU 2013-02 was effective for the Company beginning January 1, 2013 and the Company has presented the required information within the condensed consolidated unaudited statements of comprehensive income and notes to the financial statements.
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
March 31, 2013

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
Notes receivable – The fair value is estimated by discounting the expected cash flows on the notes at rates at which management believes similar loans would be made as of the measurement date. The estimated fair value of these notes was $97.3 million, compared to the carrying value of $90.4 million as of both March 31, 2013 and December 31, 2012. The fair value of the Company’s notes receivable is estimated using Level 2 inputs.
Marketable securities – The Company’s marketable securities are carried at fair value and are valued using Level 3 inputs. The Company used estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such securities for similar CMBS tranches that actively participate in the CMBS market and industry benchmarks, such as Trepp’s CMBS Analytics. As of March 31, 2013 and December 31, 2012, no marketable securities were valued using internal models.
Notes payable and other borrowings – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the notes payable and other borrowings was $3.3 billion and $3.4 billion as of March 31, 2013 and December 31, 2012, respectively, compared to the carrying value of $3.2 billion and $3.3 billion as of March 31, 2013 and December 31, 2012, respectively. The fair value of the Company’s notes payable and other borrowings is estimated using Level 2 inputs.
Derivative instruments – The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Contingent consideration arrangements – The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The fair value of the Contingent Payments is determined based on the estimated timing and probability of the seller leasing vacant space subsequent to the Company’s acquisition of certain properties. The estimated fair value of these arrangements totaled $4.8 million and $5.3 million as of March 31, 2013 and December 31, 2012, , respectively, and is included in the accompanying condensed consolidated unaudited balance sheets in other liabilities. During the three months ended March 31, 2013, there were no additional obligations recorded upon the purchase of properties. During the three months ended March 31, 2013, the Company decreased the fair value of the outstanding contingent consideration arrangements by $544,000, which is recorded in the accompanying condensed consolidated unaudited statements of operations in acquisition related expenses. In addition, during the three months ended March 31, 2013, no obligations under outstanding contingent consideration arrangements were satisfied.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of March 31, 2013, there have been no transfers of financial assets or liabilities between levels.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$24	$—	$24	$—
Marketable securities	333,115	—	—	333,115
Total assets	$333,139	$—	$24	$333,115
Liabilities:
Interest rate swaps	$(20,263)	$—	$(20,263)	$—
Earnout agreements	(4,796)	—	—	(4,796)
Total liabilities	$(25,059)	$—	$(20,263)	$(4,796)

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$317,201	$—	$—	$317,201
Liabilities:
Interest rate swaps	$(23,046)	$—	$(23,046)	$—
Earnout agreements	(5,339)	—	—	(5,339)
Total liabilities	$(28,385)	$—	$(23,046)	$(5,339)
The following table shows a reconciliation of the change in fair value of the Company’s marketable securities with significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$317,201	$114,129
Total gains
Unrealized gain included in other comprehensive income, net	14,764	14,123
Purchases, issuances, settlements, sales and accretion
Purchases	—	37,766
Issuances	—	—
Settlements	—	—
Accretion (amortization) included in earnings, net	1,150	(70)
Balance at end of period	$333,115	$165,948

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

NOTE 5 — REAL ESTATE ACQUISITIONS
2013 Property Acquisitions
During the three months ended March 31, 2013, the Company acquired interests in nine commercial properties for an aggregate purchase price of $25.2 million (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net proceeds from the DRIP Offering, borrowings and the sale of properties. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

March 31, 2013
Land	$5,072
Building and improvements	17,317
Acquired in-place leases	2,853
Acquired below-market leases	(82)
Total purchase price	$25,160
The Company recorded revenue for the three months ended March 31, 2013 of $196,000 and a net loss for the three months ended March 31, 2013 of $775,000 related to the 2013 Acquisitions.
The following information summarizes selected financial information of the Company, as if all of the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012
Pro forma basis:
Revenue	$161,635	$125,162
Net income	$42,104	$35,270
The pro forma information for the three months ended March 31, 2013 was adjusted to exclude $983,000 of property related acquisition costs recorded during the three months ended March 31, 2013. These costs were recognized in the pro forma information for the three months ended March 31, 2012. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.
2013 Investment in Development Projects
During the three months ended March 31, 2013, the Company completed the construction of an office building. Total costs for the construction of the building were $42.9 million. The development of the project was initiated in 2011, and therefore, the property is not included in the 2013 Acquisitions.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

2012 Property Acquisitions
During the three months ended March 31, 2012, the Company acquired interests in 53 commercial properties, including a property held in one of the Consolidated Joint Ventures, for an aggregate purchase price of $419.6 million (the “2012 Acquisitions”). The Company purchased the 2012 Acquisitions with net proceeds from the Offerings and through the issuance or assumption of mortgage notes. The Company allocated the purchase price of the 2012 Acquisitions to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

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
The following information summarizes selected financial information of the Company, as if all of the 2012 Acquisitions were completed on January 1, 2011 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended March 31,
	2012	2011
Pro forma basis:
Revenue	$130,679	$79,941
Net income	$55,145	$7,273
The pro forma information for the three months ended March 31, 2012 was adjusted to exclude $10.8 million of property related acquisition costs recorded during the three months ended March 31, 2012. These costs were recognized in the pro forma information for the three months ended March 31, 2011. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2011, nor does it purport to represent the results of future operations.
2012 Investments in Unconsolidated Joint Ventures
During the three months ended March 31, 2012, the Company acquired a $24.3 million financial interest in one of the Consolidated Joint Ventures, whose only assets are interests in two of the Unconsolidated Joint Ventures. The acquired interests are included in the accompanying condensed consolidated unaudited balance sheets in investment in unconsolidated joint ventures.
In connection with the acquired interests in the unconsolidated joint venture arrangements discussed above, during the three months ended March 31, 2012, one of the Unconsolidated Joint Ventures borrowed $17.6 million (the “Advance Note”) from one of the Consolidated Joint Ventures. The Advance Note had a variable interest rate equal to the one-month LIBOR plus 225 basis points. During the three months ended March 31, 2012, the Company recorded $107,000 of interest income on the Advance Note. No financing coordination fees were incurred in connection with the Advance Note. The Advance Note was fully repaid during the year ended December 31, 2012.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

NOTE 6 — INVESTMENT IN NOTES RECEIVABLE
As of March 31, 2013, the Company owned a $25.0 million junior mezzanine loan (the “Mezzanine Note”), secured by equity interests in a joint venture which owns 15 shopping centers. The Mezzanine Note has an interest rate of LIBOR plus 9.0% with a LIBOR floor of 0.50% and matures in July 2015 with two one-year extension options. As of both March 31, 2013 and December 31, 2012, investment in notes receivable included $25.4 million related to the Mezzanine Note. As of March 31, 2013, the Mezzanine Note balance consisted of the outstanding face amount of the loan of $25.0 million, $500,000 of acquisition costs and net accumulated amortization of acquisition costs of $99,000. As of December 31, 2012, the Mezzanine Note balance consisted of the outstanding face amount of the loan of $25.0 million, $500,000 of acquisition costs and net accumulated amortization of acquisition costs of $65,000. The acquisition costs are amortized over the term of the loan using the effective interest rate method. Interest only payments are due each month. There were no amounts past due as of March 31, 2013.
In addition, as of March 31, 2013, the Company owned two mortgage notes receivable, each of which is secured by an office building (collectively the “Mortgage Notes”). As of March 31, 2013 and December 31, 2012, investment in notes receivable included $65.0 million and $64.9 million, respectively related to the Mortgage Notes. As of March 31, 2013, the Mortgage Notes balance consisted of the outstanding face amount of the notes of $72.7 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $3.1 million. As of December 31, 2012, the Mortgage Notes balance consisted of the outstanding face amount of the notes of $72.9 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $2.8 million. The discount is accreted and acquisition costs are amortized over the terms of each respective Mortgage Note using the effective interest rate method. The Mortgage Notes have a fixed interest rate of 5.93% per annum and mature on October 1, 2018. Interest and principal payments are due each month until October 1, 2018. There were no amounts past due as of March 31, 2013.
The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as underlying collateral and payment history. No impairment losses were recorded related to notes receivable for the three months ended March 31, 2013 or 2012. In addition, no allowances for uncollectability were recorded related to notes receivable as of March 31, 2013 or December 31, 2012.
NOTE 7 — INVESTMENT IN MARKETABLE SECURITIES
As of March 31, 2013 and December 31, 2012, the Company owned 29 CMBS, with an estimated aggregate fair value of $333.1 million and $317.2 million, respectively. As of March 31, 2013, certain of these securities were pledged as collateral under repurchase agreements (the “Repurchase Agreements”), as discussed in Note 10 to these condensed consolidated unaudited financial statements. The following table provides the activity for the CMBS during the three months ended March 31, 2013 (in thousands):

	Amortized Cost Basis	Unrealized Gain	Fair Value
Marketable securities as of December 31, 2012	$271,054	$46,147	$317,201
Net accretion on marketable securities	1,150	—	1,150
Increase in fair value of marketable securities	—	14,764	14,764
Marketable securities as of March 31, 2013	$272,204	$60,911	$333,115

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

The following table shows the fair value and gross unrealized gains and losses of the Company’s CMBS as of March 31, 2013 (in thousands) and the length of time the CMBS has been in the unrealized gain or continuous loss position:

	Less than 12 months			12 Months or More			Total
Description of Securities	Fair Value	Unrealized Gains	Unrealized (Losses)	Fair Value	Unrealized Gains	Unrealized (Losses)	Fair Value	Unrealized Gains	Unrealized (Losses)
CMBS	$195,593	$33,343	$(412)	$137,522	$29,095	$(1,115)	$333,115	$62,438	$(1,527)
As of March 31, 2013, the unrealized losses were deemed to be a temporary impairment based upon the following: (1) the Company having no intent to sell these securities, (2) it is more likely than not that the Company will not be required to sell the securities before recovery and (3) the Company’s expectation to recover the entire amortized cost basis of these securities. The Company determined that the unrealized losses of $1.5 million resulted from volatility in interest rates and credit spreads and other qualitative factors relating to macro-credit conditions in the mortgage market. Additionally, as of March 31, 2013, the Company determined that the subordinate CMBS tranches below the Company’s CMBS investment adequately protect the Company’s ability to recover its investment and that the Company’s estimates of anticipated future cash flows from the CMBS investment had not been adversely impacted by any deterioration in the creditworthiness of the specific CMBS issuers.
The scheduled maturity of the Company’s CMBS as of March 31, 2013 is as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	261,748	322,962
Due after ten years	10,456	10,153
	$272,204	$333,115
Actual maturities of marketable securities can differ from contractual maturities because borrowers may have the right to prepay their respective loan balances at any time. In addition, factors such as prepayments and interest rates may affect the yields on the marketable securities.
NOTE 8 — DISCONTINUED OPERATIONS
During the three months ended March 31, 2013, the Company disposed of 10 single-tenant properties for an aggregate gross sales price of $55.2 million (the “2013 Property Dispositions”). As of the respective closing dates of the 2013 Property Dispositions, the major class of assets and liabilities of these properties included net total investment in real estate assets of $41.1 million, straight-line rent receivables of $275,000 and net below market lease liabilities of $1.4 million. During the year ended December 31, 2012, the Company disposed of 26 single-tenant properties and two multi-tenant properties for an aggregate gross sales price of $573.8 million (the “2012 Property Dispositions”). As of the respective closing dates of the 2012 Property Dispositions, the major class of assets and liabilities of these properties included net total investment in real estate assets of $450.2 million, straight-line rent receivables of $12.7 million, notes payable of $180.3 million, which includes $24.3 million assumed by the buyer, and net below market lease liabilities of $9.0 million. The Company has no continuing involvement with the 2013 Property Dispositions or the 2012 Property Dispositions.
As of March 31, 2013, the Company classified one property as held for sale (the “2013 Held for Sale Property”). As of December 31, 2012, the Company classified two properties as held for sale (the “2012 Held for Sale Properties”). The results of operations for the 2013 Property Dispositions, the 2012 Property Dispositions, the 2013 Held for Sale Property and the 2012 Held for Sale Properties (collectively, the “Discontinued Operations Properties”) have been presented as discontinued operations on the Company’s condensed consolidated unaudited statements of operations for all periods presented.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

The following table summarizes the operating income from discontinued operations of the Discontinued Operations Properties for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Total revenue	$619	$11,309
Total expenses	233	7,333
Income from discontinued operations	386	3,976
Gain on sale of real estate assets	14,076	14,781
Total income from discontinued operations	$14,462	$18,757
The following table presents the major classes of assets and liabilities of the 2013 Held for Sale Property and the 2012 Held for Sale Properties as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Investment in real estate assets, net	$7,418	$22,853
Other assets	196	300
Assets related to real estate held for sale, net	$7,614	$23,153

Liabilities related to real estate assets held for sale (1)	$—	$322
________________
(1) Liabilities related to real estate assets held for sale includes net below market lease intangibles and deferred rent and are included in derivative liabilities, deferred rent and other liabilities in the Company’s condensed consolidated unaudited balance sheet.
NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the terms of the Company’s executed swap agreements designated as hedging instruments (in thousands):

						Fair Value of (Liabilities)
		Outstanding Notional				and Assets
	Balance Sheet	Amount as of	Interest	Effective	Maturity	March 31,	December 31,
	Location	March 31, 2013	Rates (1)	Dates	Dates	2013	2012
Interest Rate Swaps	Derivative liabilities, deferred rent and other liabilities	$692,704	3.15% to 6.83%	12/18/2009 to 12/14/2012	6/27/2014 to 4/1/2021	$(20,263)	$(22,736)
Interest Rate Swap	Prepaid expenses and other assets (2)	$51,400	3.27%	11/20/2012	11/20/2019	$24	$(310)
_______________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread.

(2)
As of December 31, 2012, this interest rate swap was in a liability position and is included in derivative liabilities, deferred rent and other liabilities in the accompanying condensed consolidated unaudited balance sheet as of December 31, 2012.

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 4 to these condensed consolidated unaudited financial statements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate notes payable. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income. Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense.
The following table summarizes the unrealized gains and losses on the Company’s derivative instruments and hedging activities for the three months ended March 31, 2013 and 2012 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012
Interest Rate Swaps	$2,807	$(842)
_______________

(1)
There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the three months ended March 31, 2013 or 2012. No previously effective portion of losses that were recorded in accumulated other comprehensive income during the term of the hedging relationship was reclassified into earnings during the three months ended March 31, 2013 or 2012.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. During the three months ended March 31, 2013 and 2012, there were no termination events or events of default related to the interest rate swaps.
NOTE 10 — NOTES PAYABLE AND OTHER BORROWINGS
As of March 31, 2013, the Company and the Consolidated Joint Ventures had $3.2 billion of debt outstanding, with a weighted average years to maturity of 5.3 years and weighted average interest rate of 4.36%. The following table summarizes the debt activity during the three months ended and balances as of March 31, 2013 (in thousands):

		During the Three Months Ended March 31, 2013
	Balance as of December 31, 2012	Debt Issuance and Assumptions	Repayments	Other (1)	Balance as of March 31, 2013
Fixed rate debt	$2,311,541	$74,250	$(5,953)	$30	$2,379,868
Variable rate debt	84,942	3,360	—		88,302
Construction facilities	27,758	6,691	(7,884)		26,565
Credit facility	767,750	—	(160,000)		607,750
Repurchase agreements	100,057	—	—		100,057
Total(2)	$3,292,048	$84,301	$(173,837)	$30	$3,202,542
________________

(1)	Represents amortization of fair value adjustments of assumed mortgage notes payable.

(2)
The table above does not include loan amounts associated with certain unconsolidated joint venture arrangements of $196.2 million, of which $10.2 million is recourse to CCPT III OP. These loans mature on various dates ranging from October 2015 to July 2021.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

As of March 31, 2013, the fixed rate debt includes $465.4 million of variable rate debt subject to interest rate swap agreements which had the effect of fixing the variable interest rates per annum through the maturity date of the loan. In addition, the fixed rate debt includes mortgage notes assumed with an aggregate face amount of $40.7 million and an aggregate fair value of $39.4 million at the date of assumption. The fixed rate debt has interest rates ranging from 2.75% to 6.83% per annum. The variable rate debt has variable interest rates ranging from LIBOR plus 225 basis points to 350 basis points per annum. In addition, the construction facility has an interest rate of LIBOR plus 235 basis points. The debt outstanding matures on various dates from June 2013 through March 2023. The aggregate balance of gross real estate and related assets, net of gross intangible lease liabilities, securing the fixed and variable rate debt outstanding was $4.6 billion as of March 31, 2013. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed.
As of March 31, 2013, the Company had $179.8 million available for borrowing under a senior unsecured credit facility (the “Credit Facility”) based on the underlying collateral pool of $1.4 billion. The Credit Facility provides borrowings up to $857.5 million, which includes a $278.75 million term loan (the “Term Loan”) and up to $578.75 million in revolving loans (the “Revolving Loans”). The Credit Facility may be increased to a maximum of $950.0 million. Depending upon the type of loan specified and overall leverage ratio, the Revolving Loans bear interest at either LIBOR plus an interest rate spread ranging from 2.25% to 3.00% or a base rate plus an interest rate spread ranging from 1.25% to 2.00%. The base rate is greater of (1) LIBOR plus 1.00%, (2) Bank of America N.A.’s Prime Rate or (3) the Federal Funds Rate plus 0.50%. The Company executed two swap agreements associated with the Term Loan, which had the effect of fixing the variable interest rates per annum through the maturity date of the respective loan at 3.45% and 3.15%, respectively. The Revolving Loans and Term Loan had a combined weighted average interest rate of 3.01% as of March 31, 2013.
The Repurchase Agreements have interest rates ranging from LIBOR plus 120 basis points to 175 basis points and mature on various dates from April 2013 through June 2013. Upon maturity, the Company may elect to renew the Repurchase Agreements for a period of 90 days until the CMBS mature. The CMBS have a weighted average remaining term of 9.2 years. Under the Repurchase Agreements, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of the pledged assets would require the Company to provide additional collateral to fund margin calls. As of March 31, 2013, the securities held as collateral had a fair value of $282.4 million and an amortized cost of $226.0 million. There was no cash collateral held by the counterparty as of March 31, 2013. The Repurchase Agreements are being accounted for as secured borrowings because the Company maintains effective control of the financed assets. The Repurchase Agreements are non-recourse to the Company and CCPT III OP.
The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions. These agreements also include usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility and such notes payable as of March 31, 2013.
NOTE 11 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$26,576	$25,240
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$—	$24,000
Common stock issued through distribution reinvestment plan	$43,742	$36,555
Net unrealized gain (loss) on interest rate swaps	$2,807	$(842)
Unrealized gain on marketable securities	$14,764	$14,123
Accrued expenditures	$1,974	$10,650
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest of $43 and $71, respectively	$31,314	25,997

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

NOTE 12 — COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, the Company may become subject to litigation, claims or commitments. The Company is not aware of any material pending legal proceedings, other than as stated below and ordinary routine litigation incidental to the Company’s business, to which the Company is a party or to which the Company’s properties are the subject.
Litigation in Connection with the Merger
In connection with the Merger, on March 20, 2013, a putative class action and derivative lawsuit was filed in the Circuit Court for Baltimore City, Maryland against and purportedly on behalf of the Company captioned Strub, et al. v. Cole Holdings Corporation, et al. (“Strub”). The complaint names as defendants Holdings; CR III Advisors; Merger Sub; Cole Capital Advisors, Inc., Equity Fund Advisors, Inc. (an affiliate of Holdings), Cole Capital, and Cole Realty Advisors, Inc. (together, “Cole Holding Entities”); each of the directors of the Company; and the Company. Among other allegations, Strub alleges that the defendants breached their fiduciary duties of loyalty, candor and due care by causing the Company to enter into the Merger Agreement, failing to implement appropriate measures to ensure that the Company’s relationship with CR III Advisors did not become a vehicle for wrongful self-dealing, failing to consider and explore strategic alternatives to the Merger, failing to seek stockholder approval of the Merger, and by engaging in self-interested and otherwise conflicted actions. Strub seeks, among other relief, a declaration that the conduct of the defendants is a breach of fiduciary duty or aiding and abetting such breaches and that the Merger Agreement is null and void; awarding damages and restitution, and disgorgement by each director; and an award of plaintiffs’ reasonable attorneys’ fees. On March 28, 2013, Strub sought a temporary restraining order against the Merger closing until stockholder approval was obtained. The court denied the motion for injunction on April 5, 2013, finding that stockholder approval was not required in order for the Merger to be consummated.
On March 25, 2013, a putative class action lawsuit was filed in the Circuit Court for Baltimore City, Maryland captioned Rodgers v. Cole Credit Property Trust III, et al. (“Rodgers”). This complaint names as defendants the Company; CCPT III OP; CR III Advisors; Merger Sub; and each of the Company’s directors. Among other allegations, Rodgers alleges that the Company’s directors breached their fiduciary duties by entering into the Merger Agreement, failing to provide transparency and a stockholder vote, structuring the transaction to prevent other potential buyers from buying the Company, and failing to disclose to stockholders a third party’s interest in acquiring the Company. Rodgers seeks, among other relief, a declaration that the defendants have committed a gross abuse of trust and have breached and/or aided and abetted breach of fiduciary duties; that the Merger is therefore unlawful and unenforceable, and that the Merger and any related agreements should be rescinded and invalidated; imposing a constructive trust in favor of the plaintiff and class on any benefits, property or value improperly received by defendants as a result of wrongful conduct; enjoining defendants from consummating the Merger until the Company has a process to obtain a merger agreement providing best possible terms to stockholders; rescinding the Merger to the extent implemented or granting rescissory damages; awarding compensatory damages and interest; awarding costs, including reasonable attorneys’ fees; and granting further equitable relief that is deemed just and proper.
On March 27, 2013, a putative derivative action was filed in the US District Court, Arizona District, captioned Carter v. Cole Holdings, et al. (“Carter”). This complaint names as defendants Holdings; CR III Advisors; Merger Sub; each of the Company’s directors, and the Company as nominal defendant. Carter alleges, among other claims, breach of fiduciary duty; against the Company’s directors, abuse of control, corporate waste, and unjust enrichment; against Holdings and Merger Sub, aiding and abetting breach of fiduciary duty; and against CR III Advisors, breach of contract/implied covenant of good faith and fair dealing. Carter seeks, among other relief, a declaratory judgment that none of the Company’s directors were independent and therefore lacked authority to approve the Merger, and that the defendants were required to seek stockholder approval of the Merger and the ARCP proposals; damages against all defendants; restitution, disgorgement of all illicit proceeds generated as a result of the alleged wrongful conduct, and punitive damages.
On March 28, 2013, a putative class action and derivative action was filed in the circuit court for Baltimore City, Maryland captioned Fortner v. Andruskevich, et al. (“Fortner”). This complaint names as defendants the directors of the Company, Merger Sub, Holdings, and the Company as nominal defendant. Fortner alleges, among other causes of action, breach of fiduciary duty and aiding and abetting of breach of fiduciary duty; and unjust enrichment. Fortner seeks, among other relief, class certification; an injunction against transactions contemplated by the Merger; an injunction against any agreements or acquisitions that inhibit maximization of stockholder value; any acquisition of a related entity without stockholder vote; damages, restitution; and certain costs and expenses.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

The Company believes that these lawsuits are without merit and will present a vigorous defense, but the ultimate outcome of these matters cannot be predicted.  While losses and legal expenses may be incurred, at this time no provisions for losses have been recorded in the accompanying condensed consolidated unaudited financial statements. Refer to Note 15 to these condensed consolidated unaudited financial statements for litigation proceedings filed subsequent to March 31, 2013.
Purchase Commitments
As of March 31, 2013, the Company had entered into agreements with unaffiliated third-party sellers to purchase a 100% interest in five retail properties, subject to meeting certain criteria, for an aggregate purchase price of $66.8 million, exclusive of closing costs. As of March 31, 2013, the Company had $1.1 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $275,000 will be forfeited if the transactions are not completed under certain circumstances. These deposits are included in the accompanying March 31, 2013 condensed consolidated unaudited balance sheet in property escrow deposits, prepaid expenses and other assets. As of May 10, 2013, none of these escrow deposits had been forfeited.
As discussed in Note 1 to these condensed consolidated unaudited financial statements, the Company entered into the Merger Agreement. Per the Merger Agreement, the Company may be required to pay Holdings, under certain circumstances, up to $2.0 million in expense reimbursement. As discussed in Note 2 to these condensed consolidated unaudited financial statements, the Company completed the Merger on April 5, 2013.
The Company had properties subject to earnout provisions obligating it to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the properties, as discussed in Note 4 to these condensed consolidated unaudited financial statements.
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
Offerings
In connection with the Initial Offering and Follow-on Offering, Cole Capital Corporation (“Cole Capital”), the Company’s dealer manager, which is affiliated with the Company’s advisor, received a selling commission of up to 7% of gross offering proceeds, before reallowance of commissions earned by participating broker-dealers. Cole Capital reallowed 100% of selling commissions earned to participating broker-dealers. In addition, Cole Capital received 2% of gross offering proceeds, before reallowance to participating broker-dealers, as a dealer manager fee in connection with the Initial Offering and Follow-on Offering. Cole Capital, in its sole discretion, reallowed a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer manager fees were paid to Cole Capital or any other broker-dealers with respect to shares sold under the Company’s DRIP.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

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
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CR III Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Offering:
Selling commissions	$—	$53,074
Selling commissions reallowed by Cole Capital	$—	$53,074
Dealer manager fee	$—	$15,716
Dealer manager fee reallowed by Cole Capital	$—	$7,989
Other organization and offering expenses	$—	$12,477
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
The Company pays CR III Advisors a monthly asset management fee of 0.0417%, which is one-twelfth of 0.5%, of the Company’s average invested assets for that month (the “Asset Management Fee”). The Company will reimburse costs and expenses incurred by CR III Advisors in providing asset management services.
The Company pays Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its property manager, which is affiliated with the Company’s advisor, fees for the management and leasing of the Company’s properties. Property management fees are up to 2% of gross revenue for single-tenant properties and 4% of gross revenue for multi-tenant properties and leasing commissions will be at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates of the Company’s advisor plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. The Company reimburses Cole Realty Advisors’ costs of managing and leasing the properties.
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
If CR III Advisors, or its affiliates, provides substantial services, as determined by the independent directors, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company pays CR III Advisors or its affiliates a financing coordination fee equal to 1% of the amount available and/or outstanding under such financing; provided however, that CR III Advisors or its affiliates shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which CR III Advisors or its affiliates received such a fee. Financing coordination fees payable from loan proceeds from permanent financing are paid to CR III Advisors or its affiliates as the Company acquires and/or assumes such permanent financing. With respect to any revolving line of credit, no financing coordination fees are paid on loan proceeds from any line of credit unless all net offering proceeds received as of the date proceeds from the line of credit are drawn for the

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

purpose of acquiring assets have been invested. In addition, with respect to any revolving line of credit, CR III Advisors or its affiliates will receive financing coordination fees only in connection with amounts being drawn for the first time and not upon any re-drawing of amounts that had been repaid by the Company.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR III Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Acquisitions and Operations:
Acquisition fees and expenses	$893	$10,988
Asset management fees and expenses	$9,113	$7,065
Property management and leasing fees and expenses	$4,609	$3,608
Operating expenses	$989	$946
Financing coordination fees	$773	$1,701
Liquidation/Listing
If CR III Advisors or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company pays CR III Advisors or its affiliates up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 3% of the sales price of each property sold. In no event will the combined real estate commission paid to CR III Advisors, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% cumulative, non-compounded annual return, then CR III Advisors is entitled to receive 15% of the remaining net sale proceeds.
Upon listing of the Company’s common stock on a national securities exchange, the advisory agreement provides that a fee equal to 15% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8% cumulative, non-compounded annual return to investors will be paid to CR III Advisors (the “Subordinated Incentive Listing Fee”).  However, Holdings has agreed, as part of the Merger, to a 25% reduction from the amount payable under the advisory agreement as a result of a listing of the Company’s common stock. The advisory agreement will automatically terminate upon listing of the Company’s common stock on the NYSE.
Upon termination of the advisory agreement with CR III Advisors, other than termination by the Company upon listing its shares of common stock on the NYSE or because of a material breach of the advisory agreement by CR III Advisors, a performance fee of 15% of the amount, if any, by which the appraised asset value at the time of such termination plus total distributions paid to stockholders through the termination date exceeds the aggregate capital contribution contributed by investors less distributions from sale proceeds plus payment to investors of an 8% annual, cumulative, non-compounded return on capital. No subordinated performance fee will be paid to the extent that the Company has already paid or become obligated to pay CR III Advisors a subordinated participation in net sale proceeds or the Subordinated Incentive Listing Fee.
During the three months ended March 31, 2013 and 2012, no commissions or fees were incurred for services provided by CR III Advisors and its affiliates related to the services described above.
Due to Affiliates
As of March 31, 2013 and December 31, 2012, $6.7 million and $4.5 million, respectively, had been incurred primarily for services relating to the management of the Company’s properties, by CR III Advisors and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited balance sheets.
Transactions
On March 5, 2013, the Company entered into the Merger Agreement, which closed on April 5, 2013. See Note 2 for further explanation of the expenses and compensation paid in connection with the Merger.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

NOTE 14 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged CR III Advisors and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon CR III Advisors and its affiliates as of March 31, 2013. However, effective April 5, 2013, the Company completed the Merger with Holdings, the parent company and indirect owner of CR III Advisors and its affiliates. See Note 2 for additional information regarding the Merger.
NOTE 15 — SUBSEQUENT EVENTS
Closing of the Merger
Subsequent to March 31, 2013, the Company consummated the Merger. See Notes 1 and 2 to these condensed consolidated unaudited financial statements for information regarding the Merger. In connection with the Merger, Christopher H. Cole resigned as the Company’s chief executive officer and president and the Company’s board of directors appointed Marc T. Nemer to those positions. Mr. Cole remains a director of the Company and serves as the Company’s executive chairman, reporting to the board of directors. Mr. Nemer also remains a director of the Company.
Subsequent to March 31, 2013, the Company entered into a registration rights agreement and an escrow agreement in connection with the completion of the Merger, as discussed in Note 2 to these condensed consolidated unaudited financial statements.
The initial accounting for the acquisition of Holdings has not been completed as of the date of this report and, therefore, in accordance with GAAP, certain disclosures have not been included. The primary assets acquired in connection with the acquisition of Holdings are intangible assets and goodwill, which consist of existing management and advisory contracts and client relationships and the assembled workforce.
Suspension of DRIP and the Company’s Share Redemption Program
Subsequent to March 31, 2013, the Company’s board of directors, including all of the Company’s independent directors, voted to suspend the DRIP and the Company’s share redemption program in anticipation of the planned listing of the Company’s shares of common stock on the NYSE, as discussed in Note 1 to these condensed consolidated unaudited financial statements. As of May 10, 2013, the Company had issued, approximately 20.3 million shares pursuant to the DRIP Offering, resulting in gross proceeds to the Company of $192.4 million. Subsequent to March 31, 2013, the Company redeemed approximately 2.5 million shares for $24.4 million at an average price per share of $9.85.
Legal Proceedings
On April 8, 2013, a putative class action and derivative action was filed in the US District Court, Arizona District, captioned Schindler v. Cole Holdings Corporation, et al. (“Schindler”). Schindler names as defendants Holdings; CR III Advisors: Merger Sub; the directors of the Company; and the Company as nominal defendant. The complaint alleges, among other causes of action, violations by the Company’s directors of Section 14(a) of the Securities Exchange Act of 1934 (relating to proxy solicitation); by the Company’s directors, CR III Advisors and Holdings of Section 20(a) of the Securities Exchange Act of 1934 (relating to controlling person liability and aiding and abetting); breaches of fiduciary duty; unjust enrichment; and corporate waste. Schindler seeks, among other relief, class certification; a declaration that the Company’s proxy statements are false and misleading; disclosure changes in proxy materials and an injunction regarding the stockholder vote until such changes are made; changes in corporate governance; and restitution. On April 19, 2013, Schindler filed a motion for preliminary injunction seeking to enjoin the Company from proceeding with the stockholder votes scheduled to take place on June 19, 2013. On May 6, 2013, defendants responded by opposing the motion for a preliminary injunction and by partially moving to dismiss Plaintiff’s complaint.
On May 1, 2013, plaintiff in the Carter action filed a motion to designate the Schindler action as a related action pursuant to Arizona local rules.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

On April 17, 2013, all parties in the Strub, Rodgers, and Fortner actions stipulated that, except for allegations pertaining to the plaintiffs, the actions are substantially similar, and jointly sought consolidation of the actions in the Circuit Court for Baltimore City. On April 30, 2013, the actions were consolidated by order of the Court and now are named In Re Cole Credit Property Trust, III, Inc. Derivative And Class Litigation. On May 8, 2013, plaintiffs filed a consolidated amended class action and derivative complaint. The consolidated complaint names as defendants Holdings; CR III Advisors; Merger Sub; the Cole Holding Entities; each of the directors of the Company; and the Company as a nominal defendant. The consolidated amended complaint includes claims against the defendants including breaches of fiduciary duties; aiding and abetting breach of fiduciary duties; unjust enrichment; corporate waste; breaches of the charter and advisory agreement; and, breach of the duty of candor. The plaintiffs seek, among other relief, class certification; an injunction against defendants from taking any action to make additional Merger consideration payments that are contingent upon the Company’s listing; an injunction against defendants from entering into any contractual agreements or acquisitions that would inhibit defendants’ ability to maximize stockholder value, an injunction against the June 19, 2013 stockholder vote until defendants have made full disclosure of the Merger and related matters pertinent to the charter amendment; compensatory damages, together with pre- and post-judgment interests; restitution from the directors; and plaintiffs’ costs, expenses, and disbursements.

The Company believes that these lawsuits are without merit and will present a vigorous defense, but the ultimate outcome of these matters cannot be predicted.  While losses and legal expenses may be incurred, at this time no provisions for losses have been recorded in the accompanying condensed consolidated unaudited financial statements.
Equity Incentive Plans
Subsequent to March 31, 2013, the Company’s board of directors, upon the recommendation of the special committee comprised solely of independent directors, approved and adopted the Cole Credit Property Trust III, Inc. 2013 Omnibus Employee Incentive Plan (the “Employee Plan”) and the Cole Credit Property Trust III, Inc. 2013 Non-Employee Director Plan (the “Non-Employee Director Plan”, and together with the Employee Plan, the “Equity Plans”). The Equity Plans were adopted and became effective on May 8, 2013 and, unless earlier terminated by the board of directors, will terminate on May 8, 2023. The compensation committee, or other committee designated by the board of directors, will administer the Equity Plans.
A total of 40,196,534 shares of common stock of the Company (subject to adjustment) are reserved for issuance pursuant to the Employee Plan and a total of 500,000 shares of common stock of the Company (subject to adjustment) are reserved for issuance pursuant to the Non-Employee Director Plan. Both Equity Plans provide for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, dividend equivalents and other stock-based awards; the Employee Plan also provides for the grant of stock options intended to be incentive stock options under Section 422 of the Internal Revenue Code and cash-based awards.
Awards under the Employee Plan may only be granted to employees and consultants of the Company and any of the Company’s subsidiaries, while awards under the Non-Employee Director Plan may only be granted to non-employee directors of the Board. Under the Non-Employee Director Plan, the maximum number of awards that may be granted to any non-employee director in a calendar year may not exceed a grant date fair market value of $300,000.
Other Transactions
Subsequent to March 31, 2013, the Company acquired a 100% interest in three commercial real estate properties for an aggregate purchase price of $44.6 million. The Company also acquired an interest in a joint venture arrangement, which purchased real estate assets of $225.9 million. The Company has not completed its initial purchase price allocations with respect to these properties and, therefore, cannot provide similar disclosures to those included in Note 5 to these consolidated financial statements for these properties.
In addition, subsequent to March 31, 2013, the Company sold the 2013 Held for Sale Property discussed in Note 5 to these condensed consolidated unaudited financial statements for a sales price of $7.3 million, exclusive of closing costs, which approximated the carrying amount of the 2013 Held for Sale Property. The Company sold one additional property subsequent to March 31, 2013 for a sales price of $4.2 million, exclusive of closing costs, which was greater than the carrying amount of the property. As of March 31, 2013 the potential buyer was performing its due diligence processes for this property and negotiations with the Company on the purchase and sale terms were not yet complete. Therefore, the Company believes that the sale of the property was not considered to be probable, and as such, the requirements under GAAP to treat the property as held for sale was not met as of March 31, 2013.

COLE CREDIT PROPERTY TRUST III, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

Subsequent to March 31, 2013, the Company entered into a loan agreement for $124.3 million secured by a commercial property with a purchase price of $225.9 million. As of May 10, 2013, the Company had $775.8 million outstanding under the Credit Facility.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust III, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. A full discussion of our risk factors may be found under “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified under “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Overview
We were formed on January 22, 2008 to acquire and operate a diverse portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. We commenced our principal operations on January 6, 2009. Prior to such date, we were considered a development stage company. We acquired our first real estate property on January 6, 2009. We have no paid employees and are externally advised and managed by our advisor. We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. We completed our Follow-on Offering on April 27, 2012 and issued shares of common stock under the DRIP Offering through March 31, 2013.

On March 5, 2013, we entered into the Merger Agreement with Holdings, Merger Sub and the Holdings Stockholder. The Merger Agreement provides for the merger of Holdings with and into Merger Sub, with Merger Sub surviving and continuing its existence under the laws of the state of Maryland as our wholly owned subsidiary. On April 5, 2013, we consummated the Merger and acquired the business conducted by Holdings. We intend to list our shares of common stock on the New York Stock Exchange. On April 12, 2013, our board of directors, including all of our independent directors, voted to suspend the DRIP and our share redemption program in anticipation of the planned listing of our shares of common stock on the NYSE.
We expect that we will continue to acquire properties throughout 2013 utilizing the proceeds from financings on owned properties and future property acquisitions, proceeds from the strategic sale of properties and other investments and proceeds from advisory services. We expect property acquisitions in future periods to be less than acquisitions in 2012.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property acquisition indebtedness and acquisition and operating expenses. Rental and other property income accounted for 87% and 89% of total revenue during the three months ended March 31, 2013 and 2012, respectively. As 99% of our rentable square feet was under lease as of March 31, 2013, with a weighted average remaining lease term of 12.4 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of March 31, 2013, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 44%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with future property acquisitions or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the global banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies, and CMBS conduits have put downward pressure on mortgage rates. Nevertheless, the lending market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowings on our Credit Facility, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, entering into interest rate lock or swap agreements, or completing any combination of the foregoing.
Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales, and warehouse distribution. Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth.  Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of March 31, 2013, 99% of our rentable square feet was under lease, and we expect that occupancy will remain high as the real estate recovery continues. However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, CR III Advisors will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets, including the Consolidated Joint Ventures, as of March 31, 2013 and 2012:

	March 31,
	2013	2012
Number of commercial properties (1)	1,013	734
Approximate rentable square feet (2)	43.1 million	33.9 million
Percentage of rentable square feet leased	99%	99%
________________

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.

(2)	Including square feet of the buildings on land that are subject to ground leases.
The following table summarizes our real estate investment activity, including the Consolidated Joint Ventures, during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Commercial properties acquired (1)	9	53
Approximate purchase price of acquired properties	$25.2 million	$419.6 million
Approximate rentable square feet (2)	203,000	1.3 million
________________

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.

(2)	Including square feet of the buildings on land that are subject to ground leases.
As shown in the tables above, we and our Consolidated Joint Ventures owned 1,013 commercial properties as of March 31, 2013, compared to 734 commercial properties as of March 31, 2012. Accordingly, our results of operations for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, reflect significant increases in most categories.
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Revenue. Revenue increased $47.3 million, or 42%, to $160.7 million for the three months ended March 31, 2013, compared to $113.4 million for the three months ended March 31, 2012. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 87% and 89% of total revenues during the three months ended March 31, 2013 and March 31, 2012, respectively.
Rental and other property income increased $38.6 million, or 38%, to $139.0 million for the three months ended March 31, 2013, compared to $100.4 million for the three months ended March 31, 2012. The increase was primarily due to the acquisition of 305 rental income-producing properties subsequent to March 31, 2012. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $13.7 million of tenant reimbursement income during the three months ended March 31, 2013, compared to $9.1 million during the three months ended March 31, 2012.
Interest income on notes receivable increased $551,000, or 40%, to $1.9 million for the three months ended March 31, 2013, compared to $1.4 million for the three months ended March 31, 2012. The increase was primarily due to the interest income earned on the $25.0 million Mezzanine Note acquired subsequent to March 31, 2012.
In addition, we recorded interest income on marketable securities of $6.0 million for the three months ended March 31, 2013 compared to $2.4 million for the three months ended March 31, 2012. We owned 29 marketable securities with a face value of $404.0 million as of March 31, 2013, compared to 17 CMBS with a face value of $230.7 million as of March 31, 2012.

General and Administrative Expenses. General and administrative expenses remained constant at $4.0 million for each of the three months ended March 31, 2013 and 2012. There was a decrease in legal and accounting fees for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, which was offset by an increase in corporate insurance and trustee fees as a result of an increase in the number of stockholders of record for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The primary general and administrative expense items are operating expense reimbursements to our advisor, escrow and trustee fees, state franchise and income taxes and legal and accounting fees.
Property Operating Expenses. Property operating expenses increased $5.8 million or 59%, to $15.6 million for the three months ended March 31, 2013, compared to $9.8 million for the three months ended March 31, 2012. The increase was primarily due to increased property taxes, repairs and maintenance and insurance expenses relating to the acquisition of 305 rental income-producing properties subsequent to March 31, 2012. In addition, the increase was due to the ownership of more properties during the three months ended March 31, 2013 than in the three months ended March 31, 2012, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.
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
Property and asset management expenses increased $3.8 million, or 38%, to $13.9 million for the three months ended March 31, 2013, compared to $10.1 million for the three months ended March 31, 2012. Property management fees increased $1.0 million, or 38%, to $3.7 million for the three months ended March 31, 2013 from $2.7 million for the three months ended March 31, 2012. The increase in property management fees was primarily due to an increase in cash receipts related to an increase in rental and other property income for the three months ended March 31, 2013, from the 305 properties acquired subsequent to March 31, 2012.
Asset management fees increased $2.7 million, or 43%, to $9.0 million for the three months ended March 31, 2013, from $6.3 million for the three months ended March 31, 2012. The increase in asset management fees was primarily due to an increase in the average invested assets to $7.3 billion for the three months ended March 31, 2013, from $5.6 billion for the three months ended March 31, 2012.
In addition, during the three months ended March 31, 2013, we recorded $1.2 million related to reimbursement of expenses incurred by our advisor in performing property and asset management services, compared to $1.1 million for the three months ended March 31, 2012. The increase was primarily due to expenses incurred by our advisor related to management of 305 additional rental income-producing properties acquired subsequent to March 31, 2012.
Merger and Acquisition Related Expenses. We recorded $14.6 million of Merger related expense for the three months ended March 31, 2013, as discussed in Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. No Merger related expense were recorded during the three months ended March 31, 2012. Acquisition related expenses decreased $14.4 million, or 94%, to $983,000 for the three months ended March 31, 2013, compared to $15.4 million for the three months ended March 31, 2012. The decrease is due to acquisition related expenses incurred in connection with the purchase of nine commercial properties, for an aggregate purchase price of $25.2 million, during the three months ended March 31, 2013, compared to 53 commercial properties, for an aggregate purchase price of $419.6 million, during the three months ended March 31, 2012. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We also reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan, other than for personnel costs for which our advisor receives acquisition fees.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $14.4 million, or 43%, to $47.8 million for the three months ended March 31, 2013, compared to $33.4 million for the three months ended March 31, 2012. The increase was primarily due to an increase in the average invested assets to $7.3 billion for the three months ended March 31, 2013, from $5.6 billion for the three months ended March 31, 2012.

Equity in Income of Unconsolidated Joint Ventures. Equity in income of Unconsolidated Joint Ventures increased $975,000, or 292%, to $1.3 million for the three months ended March 31, 2013, compared to $334,000 for the three months ended March 31, 2012. The increase is primarily due to the acquisition of our interests in two of the Unconsolidated Joint Ventures on March 30, 2012 and three of the Unconsolidated Joint Ventures subsequent to March 31, 2012.
Other (Loss) Income. Other (loss) income during the three months ended March 31, 2013 primarily consisted of a loss on the condemnation of a land parcel of $123,000. Other (loss) income during the three months ended March 31, 2012 primarily consisted of non-recurring net proceeds of $3.0 million received as a result of a seller terminating a purchase agreement. Other income also includes interest income on uninvested cash.
Interest Expense. Interest expense increased $11.9 million, or 44%, to $39.1 million for the three months ended March 31, 2013, compared to $27.2 million during the three months ended March 31, 2012. The increase was primarily due to an increase in the average aggregate amount of notes payable and other borrowings outstanding to $3.2 billion during the three months ended March 31, 2013, from $2.3 billion for the three months ended March 31, 2012.
Income from Discontinued Operations. Income from discontinued operations was $386,000 for the three months ended March 31, 2013, compared to $4.0 million for the three months ended March 31, 2012. The decrease was primarily due to the sale of 28 properties throughout the year ended December 31, 2012, so no operating results for these properties were recorded during the three months ended March 31, 2013.
Gain on sale of real estate assets. During the three months ended March 31, 2013, we recorded a gain on the sale of 10 properties of $14.1 million. During the three months ended March 31, 2012, we recorded a gain on the sale of 12 properties of $14.8 million.
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
In addition to FFO, we use Modified Funds From Operations (“MFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. MFFO, as defined by our company, excludes from FFO acquisition and merger related costs, which are required to be expensed in accordance with GAAP. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Management believes that excluding acquisition and merger related costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the Company ceases to acquire properties on a frequent and regular basis. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions and mergers, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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
FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments. Our calculations of FFO and MFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, are presented in the table below for the three months ended March 31, 2013 and 2012 (in thousands).

	Three Months Ended March 31,
	2013	2012
NET INCOME ATTRIBUTABLE TO THE COMPANY	$40,111	$35,937
Depreciation of real estate assets	31,435	21,608
Amortization of lease related costs	16,400	11,782
Depreciation and amortization of real estate assets from discontinued operations	128	3,013
Depreciation and amortization of real estate assets in unconsolidated joint ventures	1,732	466
Net gain on sale and condemnation of real estate assets	(13,953)	(14,781)
Funds from operations (FFO)	75,853	58,025
Merger and acquisition related expenses	15,613	15,381
Modified funds from operations (MFFO)	$91,466	$73,406
Set forth below is additional information that may be helpful in assessing our operating results:

•
In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $9.7 million and $7.1 million during the three months ended March 31, 2013 and 2012, respectively. In addition, related to the Unconsolidated Joint Ventures, straight-line revenue of $308,000 and $24,000 is included in equity in income of unconsolidated joint ventures on the condensed consolidated unaudited statements of operations for the three months ended March 31, 2013 and 2012, respectively.

•
Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $3.8 million and $3.3 million during the three months ended March 31, 2013 and 2012, respectively. In addition, related to the Unconsolidated Joint Ventures, amortization of deferred financing costs of $126,000 and $14,000 is included in equity in income of unconsolidated joint ventures on the condensed consolidated unaudited statements of operations for the three months ended March 31, 2013 and 2012, respectively.

•
During the three months ended March 31, 2012, a purchase agreement was terminated and the seller paid us a breakage fee and reimbursed us for certain underwriting expenses paid. We recorded these proceeds, net of underwriting expenses and advisor reimbursements, of $3.0 million as other income.

Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year (each, a “Daily Distribution”) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2013 and ending on June 30, 2013 (each, a “Record Date”), with each Daily Distribution payable (i) as of each Record Date prior to the closing date of the consummation of the Merger in the amount of $0.001781016 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) and (ii) as of each Record Date on or after the closing date of the consummation of the Merger in the amount of $0.0019179 per share (which equates to 7.00% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price). As a result of the consummation of the Merger, as discussed in Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q, the Daily Distributions on and after April 5, 2013 have therefore increased as set forth above.

During the three months ended March 31, 2013 and 2012, we paid distributions of $76.9 million and $64.3 million, respectively, including $43.7 million and $36.6 million, respectively, through the issuance of shares pursuant to our DRIP. Our 2013 distributions were funded by net cash provided by operating activities of $63.4 million, or 82%, distributions received in excess of income from the Unconsolidated Joint Ventures of $1.4 million, or 2%, and borrowings of $12.0 million, or 16%. Our 2012 distributions were funded by net cash provided by operating activities of $53.3 million, or 83%, and proceeds from the issuance of common stock of $11.0 million, or 17%. Net cash provided by operating activities for the three months ended March 31, 2012 reflects a reduction for real estate acquisition related costs incurred and expensed of $15.4 million in accordance with GAAP.  We treat our real estate acquisition expenses as funded by proceeds from the offering of our shares. Therefore, proceeds from the issuance of common stock for the three months ended March 31, 2012 have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities.
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
On April 12, 2013, our board of directors, including all of its independent directors, voted to suspend the share redemption program in anticipation of the planned listing of our shares of common stock on the NYSE. As a result of the suspension of the share redemption program, all redemption requests received from stockholders during the second quarter of 2013 and determined to be in good order on or before April 22, 2013 were honored in accordance with the terms, conditions and limitations of the share redemption program. We did not process or accept any requests for redemption that were not in good order on or before that date.
During the three months ended March 31, 2013, we received valid redemption requests relating to approximately 2.8 million shares, which we redeemed in full for $27.8 million (an average of $9.80 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. We have funded and intend to continue funding share redemptions with proceeds of our DRIP Offering. Subsequent to March 31, 2013, we redeemed approximately 2.5 million shares for a total of $24.4 million, or an average price per share of $9.85.
Liquidity and Capital Resources
General
As of March 31, 2013, we had cash and cash equivalents of $118.2 million and available borrowings of $179.8 million under our Credit Facility. Additionally, as of March 31, 2013, we had unencumbered properties with a gross book value of $2.2 billion, including $1.4 billion of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to our Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under our Credit Facility.

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, including those related to Holdings, and expenses related to the completion of the Merger, distributions and redemptions to stockholders and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through cash flows provided by operations and borrowings on our Credit Facility. In connection with the completion of the Merger, operating cash flows are expected to increase as a result of our new income stream of fees earned by Holdings from the management of other REITs and from the elimination of our external management fee expenses. As of March 31, 2013, we and the Consolidated Joint Ventures had a total of $57.7 million of fixed rate debt and construction facilities maturing within the next 12 months. In addition, we have repurchase agreements of $100.1 million maturing within the next 12 months that we may elect to renew for periods of 90 days until the respective CMBS mature. The CMBS have a weighted average remaining term of 9.2 years. If we are unable to extend, finance or refinance the amounts maturing, we expect to pay down any remaining amounts through a combination of the use of available cash, cash provided by property operations, available borrowings on our Credit Facility and borrowings on our unencumbered properties. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any future debt financings. Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses and debt maturities from our cash flow from operations, and we expect to meet cash needs for acquisitions and debt maturities from secured or unsecured borrowings on our current unencumbered properties and future properties, refinancing of current debt, borrowings on our Credit Facility and the strategic sale of real estate and related assets.
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions as necessary, including borrowing on the Credit Facility and/or future borrowings on our unencumbered assets. During the three months ended March 31, 2013, we funded distributions to our stockholders with cash flows from operations, distributions received in excess of income from the Unconsolidated Joint Ventures and proceeds from the issuance of common stock as discussed above in the section captioned “Distributions.” The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios, and leverage ratios. These covenants may limit our ability to incur additional debt and make borrowings on the Credit Facility.
As of March 31, 2013, we had issued approximately 496.7 million shares of our common stock in the Offerings resulting in gross proceeds of $4.9 billion. As of March 31, 2013, we had redeemed a total of approximately 15.4 million shares of common stock for a cost of $150.2 million, at an average price per share of $9.76.
As of March 31, 2013, we and the Consolidated Joint Ventures had $3.2 billion of debt outstanding. See Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Additionally, the ratio of debt to gross real estate and related assets net of gross intangible lease liabilities, as of March 31, 2013, was 44% and the weighted average years to maturity was 5.3 years.

Our contractual obligations as of March 31, 2013, were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years (8)
Principal payments - fixed rate debt(3)	$2,380,778	$31,112	$224,339	$416,270	$1,709,057
Interest payments - fixed rate debt	781,793	115,900	224,374	189,373	252,146
Principal payments - variable rate debt	88,302	—	53,990	34,312	—
Interest payments - variable rate debt(4)	9,615	2,697	4,143	2,775	—
Principal payments - construction facilities(5)	26,565	26,565	—	—	—
Interest payments - construction facilities	487	487	—	—	—
Principal payments - credit facility	607,750	—	607,750	—	—
Interest payments - credit facility(6)	22,325	17,970	4,355	—	—
Principal payments - repurchase agreements(7)	100,057	100,057	—	—	—
Interest payments - repurchase agreements	224	224	—	—	—
Total	$4,017,896	$295,012	$1,118,951	$642,730	$1,961,203
_______________

(1)
As of March 31, 2013, we had $465.4 million of variable rate debt fixed through the use of interest rate swaps. We used the rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(2)
The table does not include loan amounts associated with certain unconsolidated joint venture arrangements of $196.2 million, of which $10.2 million is recourse to CCPT III OP. These loans mature on various dates ranging from October 2015 to July 2021.

(3)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties and our Consolidated Joint Ventures. As of March 31, 2013, the fair value adjustment, net of amortization, of mortgage notes assumed was $910,000.

(4)	Rates ranging from 2.45% to 3.46% were used to calculate the variable debt payment obligations in future periods. These were the rates effective as of March 31, 2013.

(5)	The construction facility has a commitment, if fully funded, of $33.8 million related to our development project.

(6)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the respective interest rates of 3.45% and 3.15%, which are the rates fixed under the respective executed swap agreements that had the effect of fixing the variable interest rates per annum through the maturity date of June 2014.

(7)	We may elect to renew the terms under the Repurchase Agreements for periods of 90 days until the respective CMBS, which are held as collateral, mature.

(8)
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
As of March 31, 2013, we had entered into agreements with unaffiliated third-party sellers to purchase a 100% interest in five retail properties, subject to meeting certain criteria, for an aggregate purchase price of $66.8 million, exclusive of closing costs. As of March 31, 2013 we had $1.1 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $275,000 will be forfeited if the transactions are not completed under certain circumstances. As of May 10, 2013, none of these escrow deposits had been forfeited.
We also own properties subject to earnout provisions obligating us to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the properties. Assuming all the conditions are satisfied, we estimate that we would be obligated to pay $4.8 million in accordance with the purchase agreements.

Cash Flow Analysis
Operating Activities. During the three months ended March 31, 2013, net cash provided by operating activities increased $10.1 million, or 19%, to $63.4 million, compared to $53.3 million for the three months ended March 31, 2012. The change was primarily due to increases in depreciation and amortization expenses totaling $12.0 million and net income of $4.3 million, partially offset by a change in deferred rent and other liabilities of $4.4 million and a change in rents and tenants receivables of $3.2 million for the three months ended March 31, 2013. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. During the three months ended March 31, 2013, net cash provided by investing activities was $14.9 million, compared to net cash used in investing activities of $416.0 million for the three months ended March 31, 2012, resulting in a change of $430.9 million. The change is primarily due to the acquisition of nine commercial properties for an aggregate purchase price of $25.2 million during the three months ended March 31, 2013, compared to 53 commercial properties for an aggregate purchase price of $419.6 million for the three months ended March 31, 2012, combined with a decrease in the payment of property escrow deposits of $14.8 million for the three months ended March 31, 2013. The increase was partially offset by a decrease in cash proceeds from the sale and condemnation of real estate assets of $13.9 million and a decrease in proceeds from the refund of escrow deposits of $11.7 million for the three months ended March 31, 2013.
Financing Activities. During the three months ended March 31, 2013, net cash used in financing activities was $152.6 million, compared to net cash provided by financing activities of $438.2 million for the three months ended March 31, 2012, resulting in a change of $590.8 million. The change was primarily due to a decrease in proceeds from the issuance of common stock of $785.7 million for the three months ended March 31, 2013 due to the closing of the Follow-on Offering subsequent to March 31, 2012. The increase was partially offset by a decrease in the repayment of notes payable and other borrowings of $195.8 million and a decrease in offering costs on the issuance of common stock of $75.2 million for the three months ended March 31, 2013.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate Assets;

•	Allocation of Purchase Price of Real Estate Assets;

•	Discontinued Operations;

•	Sale of Real Estate Assets;

•	Revenue Recognition;

•	Investment in Unconsolidated Joint Ventures;

•	Investment in Notes Receivable;

•	Investment in Marketable Securities;

•	Income Taxes; and

•	Derivative Instruments and Hedging Activities.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2012, and our critical accounting policies have not changed during the three months ended March 31, 2013. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 12 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CR III Advisors and its affiliates whereby we have paid and may continue to pay certain fees to, or reimburse certain expenses of, CR III Advisors or its affiliates such as acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 2 and Note 13 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to March 31, 2013 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 15 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 3 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2013 and December 31, 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2013, we and three of the Consolidated Joint Ventures had $543.9 million of variable rate debt, including the Revolving Loans and the repurchase agreements, and therefore we are exposed to interest rate changes in LIBOR. As of March 31, 2013, a change of 50 basis points in interest rates would result in a change in interest expense of $2.7 million per annum, assuming all of our derivatives remain effective hedges. In the future we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.
As of March 31, 2013, we had 63 interest rate swap agreements outstanding, which mature on various dates from June 2014 through April 2021, with an aggregate notional amount under the swap agreements of $744.1 million and an aggregate net fair value of $(20.2) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2013, an increase of 50 basis points in interest rates would result in a decrease to the fair value of the derivative liability of $3.5 million.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
In connection with the Merger, on March 20, 2013, a putative class action and derivative lawsuit was filed in the Circuit Court for Baltimore City, Maryland against and purportedly on behalf of the Company captioned Strub, et al. v. Cole Holdings Corporation, et al. (“Strub”). The complaint names as defendants Holdings; CR III Advisors; Merger Sub; Cole Capital Advisors, Inc., Equity Fund Advisors, Inc. (an affiliate of Holdings), Cole Capital, and Cole Realty Advisors, Inc. (together, “Cole Holding Entities”); each of the directors of the Company; and the Company. Among other allegations, Strub alleges that the defendants breached their fiduciary duties of loyalty, candor and due care by causing the Company to enter into the Merger Agreement, failing to implement appropriate measures to ensure that the Company’s relationship with CR III Advisors did not become a vehicle for wrongful self-dealing, failing to consider and explore strategic alternatives to the Merger, failing to seek stockholder approval of the Merger, and by engaging in self-interested and otherwise conflicted actions.  Strub seeks, among other relief, a declaration that the conduct of the defendants is a breach of fiduciary duty or aiding and abetting such breaches and that the Merger Agreement is null and void; awarding damages and restitution, and disgorgement by each director; and an award of plaintiffs’ reasonable attorneys’ fees. On March 28, 2013, Strub sought a temporary restraining order against the Merger closing until stockholder approval was obtained. The court denied the motion for injunction on April 5, 2013, finding that stockholder approval was not required in order for the Merger to be consummated.
On March 25, 2013, a putative class action lawsuit was filed in the Circuit Court for Baltimore City, Maryland captioned Rodgers v. Cole Credit Property Trust III, et al. (“Rodgers”). This complaint names as defendants the Company; CCPT III OP; CR III Advisors; Merger Sub; and each of the Company’s directors. Among other allegations, Rodgers alleges that the Company’s directors breached their fiduciary duties by entering into the Merger Agreement, failing to provide transparency and a stockholder vote, structuring the transaction to prevent other potential buyers from buying the Company, and failing to disclose to stockholders a third party’s interest in acquiring the Company. Rodgers seeks, among other relief, a declaration that the defendants have committed a gross abuse of trust and have breached and/or aided and abetted breach of fiduciary duties; that the Merger is therefore unlawful and unenforceable, and that the Merger and any related agreements should be rescinded and invalidated; imposing a constructive trust in favor of the plaintiff and class on any benefits, property or value improperly received by defendants as a result of wrongful conduct; enjoining defendants from consummating the Merger until the Company has a process to obtain a merger agreement providing best possible terms to stockholders; rescinding the Merger to the extent implemented or granting rescissory damages; awarding compensatory damages and interest; awarding costs, including reasonable attorneys’ fees; and granting further equitable relief that is deemed just and proper.
On March 27, 2013, a putative derivative action was filed in the US District Court, Arizona District, captioned Carter v. Cole Holdings, et al. (“Carter”). This complaint names as defendants Holdings; CR III Advisors; Merger Sub; each of the Company’s directors, and the Company as nominal defendant. Carter alleges, among other claims, breach of fiduciary duty; against the Company’s directors, abuse of control, corporate waste, and unjust enrichment; against Holdings and Merger Sub, aiding and abetting breach of fiduciary duty; and against CR III Advisors, breach of contract/implied covenant of good faith and fair dealing. Carter seeks, among other relief, a declaratory judgment that none of the Company’s directors were independent and therefore lacked authority to approve the Merger, and that the defendants were required to seek stockholder approval of the Merger and the ARCP proposals; damages against all defendants; restitution, disgorgement of all illicit proceeds generated as a result of the alleged wrongful conduct, and punitive damages.
On March 28, 2013, a putative class action and derivative action was filed in the circuit court for Baltimore City, Maryland captioned Fortner v. Andruskevich, et al. (“Fortner”). This complaint names as defendants the directors of the Company, Merger Sub, Holdings, and the Company as nominal defendant. Fortner alleges, among other causes of action, breach of fiduciary duty and aiding and abetting of breach of fiduciary duty; and unjust enrichment. Fortner seeks, among other relief, class certification; an injunction against transactions contemplated by the Merger; an injunction against any agreements or acquisitions that inhibit maximization of stockholder value; any acquisition of a related entity without stockholder vote; damages, restitution; and certain costs and expenses.

On April 8, 2013, a putative class action and derivative action was filed in the US District Court, Arizona District, captioned Schindler v. Cole Holdings Corporation, et al. (“Schindler”). Schindler names as defendants Holdings; CR III Advisors: Merger Sub; the directors of the Company; and the Company as nominal defendant. The complaint alleges, among other causes of action, violations by the Company’s directors of Section 14(a) of the Securities Exchange Act of 1934 (relating to proxy solicitation); by the Company’s directors, CR III Advisors and Holdings of Section 20(a) of the Securities Exchange Act of 1934 (relating to controlling person liability and aiding and abetting); breaches of fiduciary duty; unjust enrichment; and corporate waste. Schindler seeks, among other relief, class certification; a declaration that the Company’s proxy statements are false and misleading; disclosure changes in proxy materials and an injunction regarding the stockholder vote until such changes are made; changes in corporate governance; and restitution. On April 19, 2013, Schindler filed a motion for preliminary injunction seeking to enjoin the Company from proceeding with the stockholder votes scheduled to take place on June 19, 2013. On May 6, 2013, defendants responded by opposing the motion for a preliminary injunction and by partially moving to dismiss Plaintiff’s complaint.
On May 1, 2013, plaintiff in the Carter action filed a motion to designate the Schindler action as a related action pursuant to Arizona local rules.
On April 17, 2013, all parties in the Strub, Rodgers, and Fortner actions stipulated that, except for allegations pertaining to the plaintiffs, the actions are substantially similar, and jointly sought consolidation of the actions in the Circuit Court for Baltimore City. On April 30, 2013, the actions were consolidated by order of the Court and now are named In Re Cole Credit Property Trust, III, Inc. Derivative And Class Litigation. On May 8, 2013, plaintiffs filed a consolidated amended class action and derivative complaint. The consolidated complaint names as defendants Holdings; CR III Advisors; Merger Sub; the Cole Holding Entities; each of the directors of the Company; and the Company as a nominal defendant. The consolidated amended complaint includes claims against the defendants including breaches of fiduciary duties; aiding and abetting breach of fiduciary duties; unjust enrichment; corporate waste; breaches of the charter and advisory agreement; and, breach of the duty of candor. The plaintiffs seek, among other relief, class certification; an injunction against defendants from taking any action to make additional Merger consideration payments that are contingent upon the Company’s listing; an injunction against defendants from entering into any contractual agreements or acquisitions that would inhibit defendants’ ability to maximize stockholder value, an injunction against the June 19, 2013 stockholder vote until defendants have made full disclosure of the Merger and related matters pertinent to the charter amendment; compensatory damages, together with pre- and post-judgment interests; restitution from the directors; and plaintiffs’ costs, expenses, and disbursements.
The Company believes that these lawsuits are without merit and will present a vigorous defense, but the ultimate outcome of these matters cannot be predicted.  While losses and legal expenses may be incurred, at this time no provisions for losses have been recorded in our condensed consolidated unaudited financial statements that are part of this Quarterly Report on Form 10-Q.
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than as stated above and ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2013, we had issued approximately 496.7 million shares in the Offerings for gross proceeds of $4.9 billion, out of which we paid $401.1 million in selling commissions and dealer manager fees and $62.1 million in organization and offering costs to our advisor or its affiliates. The net offering proceeds were used to acquire $7.0 billion in real estate and related assets and pay $202.6 million in acquisition related expenses, including costs of $164.8 million in acquisition fees and expense reimbursements to our advisor or its affiliates. As of May 10, 2013, we have sold approximately 510.0 million shares in the Offerings for gross offering proceeds of $5.1 billion.
On April 5, 2013, in connection with the completion of the Merger, the Company issued approximately 10.1 million shares of the Company’s common stock in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
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
On April 12, 2013, our board of directors, including all of its independent directors, voted to suspend the DRIP and share redemption program in anticipation of the planned listing of our shares of common stock on the NYSE. Beginning with the distributions previously authorized by the board of directors for the month of May 2013, which are payable in June 2013, all distributions authorized by the board of directors were paid to our stockholders in cash. As a result of the suspension of the share redemption program, all redemption requests received from stockholders during the second quarter of 2013 and determined to be in good order on or before April 22, 2013 were honored in accordance with the terms, conditions and limitations of the share redemption program. We did not process or accept any requests for redemption that were not in good order on or before that date.
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended March 31, 2013, we redeemed shares, including those due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	—	$—	—	(1)
February 1, 2013 - February 28, 2013	2,784,040	$9.79	2,784,040	(1)
March 1, 2013 - March 31, 2013	57,064	$9.88	57,064	(1)
Total	2,841,104		2,841,104	(1)
________________

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2013 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
On May 8, 2013, the Company’s board of directors, upon the recommendation of the special committee comprised solely of independent directors, approved and adopted the Employee Plan. A summary of the Employee Plan is provided in Part I, Item 1 of this Quarterly Report on Form 10-Q under “Note 15 - Subsequent Events” set forth in the Company’s Notes to Condensed Consolidated Unaudited Financial Statements, and is incorporated by reference in this Part II, Item 5. Such summary does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Employee Plan, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q, and is incorporated by reference into this Part II, Item 5.

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
Date: May 14, 2013

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.5
Certificate of Correction to Fifth Articles of Amendment and Restatement, filed January 25, 2013 (Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 000-53960), filed on March 29, 2013).

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

10.1
Employment Agreement, dated as of March 26, 2013, by and among Cole Credit Property Trust III, Inc., Cole REIT III Operating Partnership, LP and Christopher H. Cole (Incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K (File No. 000-53960), filed on March 29, 2013).

10.2
Employment Agreement, dated as of March 26, 2013, by and among Cole Credit Property Trust III, Inc., Cole REIT III Operating Partnership, LP and Marc T. Nemer (Incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K (File No. 000-53960), filed on March 29, 2013).

10.3*	Cole Credit Property Trust III, Inc. 2013 Omnibus Employee Incentive Plan.
10.4*	Cole Credit Property Trust III, Inc. 2013 Non-Employee Director Plan.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

________________

*	Filed herewith.
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