Form 10-Q
period 2013-06-30
Cole Real Estate Investments, Inc.
filed 2013-08-05
CIK 1425923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
 _____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35974
_____________________________________________
COLE REAL ESTATE INVESTMENTS, INC.
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
Cole Credit Property Trust III, Inc.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
As of August 1, 2013, there were 489,808,175 shares of common stock, par value $0.01, of Cole Real Estate Investments, Inc. outstanding.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$1,525,353	$1,488,525
Buildings and improvements, less accumulated depreciation of $249,446 and $187,448, respectively	4,365,738	4,218,182
Acquired intangible lease assets, less accumulated amortization of $160,308 and $121,894, respectively	853,137	859,985
Total investment in real estate assets, net	6,744,228	6,566,692
Investment in notes receivable, net	90,464	90,358
Investment in marketable securities	10,499	51,103
Investment in marketable securities pledged as collateral	257,518	266,098
Investment in unconsolidated entities	94,932	96,785
Total investment in real estate assets and related assets, net	7,197,641	7,071,036
Assets related to real estate held for sale, net	—	23,153
Cash and cash equivalents	167,474	192,504
Restricted cash	25,502	18,444
Rents and tenant receivables, less allowance for doubtful accounts of $440 and $337, respectively	97,956	79,569
Intangible assets, prepaid expenses and other assets, net	104,332	11,790
Deferred financing costs, less accumulated amortization of $16,248 and $23,105, respectively	61,835	57,229
Goodwill	229,102	—
Leasehold improvements and property and equipment, net	21,295	—
Due from affiliates	8,036	—
Total assets	$7,913,173	$7,453,725
LIABILITIES AND EQUITY
Notes payable and other borrowings	$3,501,428	$3,292,048
Accounts payable and accrued expenses	58,115	42,756
Due to affiliates	—	4,525
Acquired below market lease intangibles, less accumulated amortization of $21,303 and $16,389, respectively	114,934	113,607
Distributions payable	28,501	26,399
Contingent consideration	211,143	5,341
Derivative liabilities, deferred rent and other liabilities	52,968	51,639
Total liabilities	3,967,089	3,536,315
Commitments and contingencies
Redeemable common stock	—	234,578
EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 990,000,000 shares authorized and 489,808,175 and 479,547,099 shares outstanding, respectively	4,898	4,795
Capital in excess of par value	4,416,151	4,068,015
Accumulated distributions in excess of earnings	(510,539)	(416,886)
Accumulated other comprehensive income	18,856	23,101
Total stockholders’ equity	3,929,366	3,679,025
Noncontrolling interests	16,718	3,807
Total equity	3,946,084	3,682,832
Total liabilities and equity	$7,913,173	$7,453,725
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Real estate investment revenue	$159,812	$124,910	$312,089	$234,066
Interest income on real estate-related investments	7,837	6,452	15,785	10,241
Private capital management revenue	82,643	—	82,643	—
Total revenue	250,292	131,362	410,517	244,307
Expenses:
Reallowed fees and commissions	38,962	—	38,962	—
General and administrative expenses	41,436	4,652	45,467	8,676
Merger related stock-based compensation expense	10,278	—	10,278	—
Property operating expenses	17,507	11,543	33,129	21,298
Property and asset management expenses	1,393	10,988	15,302	21,043
Merger and acquisition related expenses	11,810	17,438	27,423	32,819
Depreciation and amortization	56,393	38,269	104,110	71,540
Total operating expenses	177,779	82,890	274,671	155,376
Operating income	72,513	48,472	135,846	88,931
Other income (expense):
Equity in income of unconsolidated entities	972	552	2,281	886
Other (expense) income	(774)	675	(851)	3,992
Interest expense	(48,938)	(30,141)	(88,007)	(57,312)
Total other expense	(48,740)	(28,914)	(86,577)	(52,434)
Income from continuing operations before income taxes	23,773	19,558	49,269	36,497
Benefit from income taxes	235	—	235	—
Income from continuing operations	24,008	19,558	49,504	36,497
Discontinued operations:
Income from discontinued operations	195	3,532	838	7,762
Gain on sale of real estate assets	4,931	—	19,007	14,781
Income from discontinued operations	5,126	3,532	19,845	22,543
Net income	29,134	23,090	69,349	59,040
Net income (loss) allocated to noncontrolling interests	111	(133)	215	(120)
Net income attributable to the Company	$29,023	$23,223	$69,134	$59,160

Basic earnings per share:
Income from continuing operations	$0.05	$0.04	$0.10	$0.08
Income from discontinued operations	$0.01	$0.01	$0.04	$0.05
Net income attributable to the Company	$0.06	$0.05	$0.14	$0.13
Diluted earnings per share:
Income from continuing operations	$0.05	$0.04	$0.10	$0.08
Income from discontinued operations	$0.01	$0.01	$0.04	$0.05
Net income attributable to the Company	$0.06	$0.05	$0.14	$0.13
Weighted average number of common shares outstanding:
Basic	487,915,368	473,159,051	484,396,906	470,033,648
Diluted	491,510,128	473,159,051	486,194,286	470,033,648
Distributions declared per common share issued	$0.17	$0.16	$0.33	$0.31
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$29,134	$23,090	$69,349	$59,040

Other comprehensive income:
Unrealized loss on marketable securities	(27,745)	(15,434)	(12,981)	(1,311)
Reclassification of previous unrealized gain on marketable securities into net income	(612)	—	(612)	—
Unrealized gain (loss) on interest rate swaps	3,977	(4,835)	6,784	(5,677)
Reclassification of previous unrealized loss on interest rate swaps into net income	2,564	—	2,564	—
Total other comprehensive loss	(21,816)	(20,269)	(4,245)	(6,988)

Total comprehensive income	7,318	2,821	65,104	52,052
Comprehensive income (loss) attributable to noncontrolling interests	111	(133)	215	(120)
Total comprehensive income attributable to the Company	$7,207	$2,954	$64,889	$52,172
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF EQUITY
(in thousands, except share amounts)

			Capital in	Accumulated	Accumulated
	Common Stock		Excess	Distributions	Other	Total	Non-
	Number of	Par	of Par	in Excess of	Comprehensive	Stockholders’	controlling	Total
	Shares	Value	Value	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2013	479,547,099	$4,795	$4,068,015	$(416,886)	$23,101	$3,679,025	$3,807	$3,682,832
Issuance of common stock	7,830,909	78	74,317	—	—	74,395	—	74,395
Issuance of common stock related to the Merger	8,568,980	86	90,574	—	—	90,660	—	90,660
Merger related stock-based compensation expense	—	—	10,278	—	—	10,278	—	10,278
Contributions from noncontrolling interests	—	—	—	—	—	—	13,206	13,206
Distributions to noncontrolling interests	—	—	—	—	—	—	(510)	(510)
Distributions to investors	—	—	—	(162,787)	—	(162,787)	—	(162,787)
Redemptions and cancellations of common stock	(6,138,813)	(61)	(61,611)	—	—	(61,672)	—	(61,672)
Changes in redeemable common stock	—	—	234,578	—	—	234,578	—	234,578
Comprehensive income (loss)	—	—	—	69,134	(4,245)	64,889	215	65,104
Balance, June 30, 2013	489,808,175	$4,898	$4,416,151	$(510,539)	$18,856	$3,929,366	$16,718	$3,946,084

			Capital in	Accumulated	Accumulated
	Common Stock		Excess	Distributions	Other	Total	Non-
	Number of	Par	of Par	in Excess of	Comprehensive	Stockholders’	controlling	Total
	Shares	Value	Value	Earnings	Loss	Equity	Interests	Equity
Balance, January 1, 2012	385,236,590	$3,852	$3,322,924	$(319,031)	$(24,757)	$2,982,988	$1,275	$2,984,263
Issuance of common stock	91,997,379	920	912,570	—	—	913,490	—	913,490
Contributions from noncontrolling interests	—	—	—	—	—	—	2,937	2,937
Distributions to noncontrolling interests	—	—	—	—	—	—	(41)	(41)
Distributions to investors	—	—	—	(145,140)	—	(145,140)	—	(145,140)
Commissions on stock sales and related dealer manager fees	—	—	(72,926)	—	—	(72,926)	—	(72,926)
Other offering costs	—	—	(13,188)	—	—	(13,188)	—	(13,188)
Redemptions of common stock	(2,476,653)	(25)	(24,097)	—	—	(24,122)	—	(24,122)
Changes in redeemable common stock	—	—	(56,384)	—	—	(56,384)	—	(56,384)
Comprehensive income (loss)	—	—	—	59,160	(6,988)	52,172	(120)	52,052
Balance, June 30, 2012	474,757,316	$4,747	$4,068,899	$(405,011)	$(31,745)	$3,636,890	$4,051	$3,640,941
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$69,349	$59,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65,123	51,303
Amortization of intangibles and deferred financing costs, net	54,267	34,792
Accretion of marketable securities and notes receivable, net	(2,772)	(1,418)
Equity in income of unconsolidated entities	(2,281)	(886)
Return on investment from unconsolidated entities	2,281	886
Gain on sale of real estate assets	(19,007)	(14,781)
Loss on sale of marketable securities	1,331	—
Loss on derivatives and debt prepayment fees	4,688	—
Merger related stock-based compensation expense	10,278	—
Other operating activities	386	(561)
Changes in assets and liabilities:
Rents and tenant receivables	(18,573)	(18,517)
Intangible assets, prepaid expenses and other assets	3,574	(1,615)
Due from affiliates	(3,729)	—
Accounts payable and accrued expenses	1,488	6,569
Contingent consideration	(3,345)	—
Deferred rent and other liabilities	(11,771)	(2,814)
Due to affiliates	(4,525)	682
Net cash provided by operating activities	146,762	112,680
Cash flows from investing activities:
Investment in real estate and related assets, net	(324,952)	(1,319,297)
Cash paid in connection with the Merger, net of cash acquired	(7,251)	—
Return of investment and repayment of advance from unconsolidated entities	2,420	19,131
Proceeds from sale and condemnation of real estate assets	85,189	69,222
Proceeds from the sale of marketable securities	36,533	—
Payment of property escrow deposits	(27,864)	(26,936)
Refund of property escrow deposits	22,646	26,964
Change in restricted cash	(7,058)	1,783
Other investing activities, net	33	438
Net cash used in investing activities	(220,304)	(1,228,695)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	832,984
Offering costs on issuance of common stock	—	(87,195)
Redemptions of common stock	(61,672)	(24,122)
Distributions to investors	(86,290)	(60,195)
Proceeds from notes payable and other borrowings	481,256	1,023,149
Repayment of notes payable and other borrowings	(282,136)	(510,201)
Deferred financing costs paid	(12,324)	(11,111)
Contributions from noncontrolling interests	13,206	2,937
Other financing activities, net	(3,528)	(1,431)
Net cash provided by financing activities	48,512	1,164,815
Net (decrease) increase in cash and cash equivalents	(25,030)	48,800
Cash and cash equivalents, beginning of period	192,504	216,353
Cash and cash equivalents, end of period	$167,474	$265,153
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2013

NOTE 1 — ORGANIZATION AND BUSINESS
Cole Real Estate Investments, Inc. (formerly known as Cole Credit Property Trust III, Inc. (“CCPT III”), (the “Company”) is a Maryland corporation that was formed on January 22, 2008, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. The Company operates through two business segments, Real Estate Investment (“REI”) and Private Capital Management (“PCM”), as further discussed in Note 4. Substantially all of the Company’s REI segment is conducted through Cole REIT III Operating Partnership, LP (“CCPT III OP”), a Delaware limited partnership. Substantially all of the Company’s PCM segment is conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation. CCA is treated as a taxable REIT subsidiary (“TRS”) under Section 856 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
On June 20, 2013, the Company listed its common stock on the New York Stock Exchange (the “NYSE”) under the ticker symbol “COLE” (the “Listing”). As of June 30, 2013, the Company had issued approximately 499.9 million shares of its common stock in the Offerings (as defined in Note 15) for aggregate gross proceeds of $5.0 billion, before share redemptions pursuant to the Company’s share redemption program of $174.7 million and offering costs, selling commissions and dealer management fees of $463.2 million.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with CCPT III’s audited consolidated financial statements for the year ended December 31, 2012, and related notes thereto set forth in CCPT III’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated unaudited financial statements include the accounts of the Company, its wholly-owned subsidiaries, consolidated joint venture arrangements in which the Company has controlling financial interests and REITs in the registration process of which the Company is the sole stockholder. The portions of the consolidated joint venture arrangements not owned by the Company are presented as noncontrolling interests as of and during the period consolidated. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified in the condensed consolidated unaudited balance sheets and statements of operations to conform with the current year presentation of real estate assets held for sale and discontinued operations. In addition, prior year revenue amounts were reclassified in the condensed consolidated unaudited statements of operations to conform to the current year presentation for the reportable segments. Also, certain balances have been combined in the condensed consolidated unaudited balance sheets, statements of operations and statements of cash flows.
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

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

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
The Company continually evaluates the need to consolidate joint ventures and the managed investment programs based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture or manged investment programs and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company is the primary beneficiary. As of June 30, 2013, the Company consolidated the accounts of four joint ventures (the “Consolidated Joint Ventures”), which held real estate assets with an aggregate book value of $275.0 million.
In addition, the Company evaluates its investments in marketable securities to determine if they represent variable interests in VIEs. As of June 30, 2013, the Company determined that investments in marketable securities are variable interests in VIEs, of which the Company is not the primary beneficiary because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance. The Company’s maximum exposure to loss from these investments does not exceed their aggregate amortized cost basis.
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

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

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
The Company has acquired, and may continue to acquire, certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements are based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, are recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, are reflected in the accompanying condensed consolidated unaudited statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management. The respective amounts recorded are carried at fair value.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

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
Investment in Marketable Securities
Investments in marketable securities consist of investments in commercial mortgage-backed securities (“CMBS”), including those pledged as collateral. The Company classifies its investments as available-for-sale because although the Company does not actively trade these securities, the Company may sell them prior to their maturity. These investments are carried at estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. The Company uses estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such securities, where available, for similar CMBS tranches that actively participate in the CMBS market and industry benchmarks, such as Trepp’s CMBS Analytics, where applicable. Market conditions, such as interest rates, liquidity, trading activity and credit spreads may cause significant variability to the received quotes. If the Company is unable to obtain quotes or if the Company believes the quotes received are inaccurate, the Company would estimate fair value using internal models that primarily consider Trepp’s CMBS Analytics, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions could result in a significant increase or decrease in the recorded amount of the securities. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in alternative valuations. If there are significant disruptions to the financial markets, the Company’s estimates of fair value may have significant volatility. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

Accretion of discounts on the CMBS is recognized based on the effective yield method and is recorded in the accompanying condensed consolidated unaudited statements of operations in interest income on real estate-related investments. The effective yield on these CMBS is based on the projected cash flows from each security, which are estimated based on the Company’s observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. The Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore actual maturities of the securities may be shorter than stated contractual maturities.
Investment in Unconsolidated Entities
Investment in Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures as of June 30, 2013 consisted of the Company’s interest in seven joint ventures that owned 12 properties (the “Unconsolidated Joint Ventures”). As of June 30, 2013, the Company owned aggregate equity investments of $94.4 million in the Unconsolidated Joint Ventures. The Company accounts for the Unconsolidated Joint Ventures using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions.
Investment in REITs
As of June 30, 2013, the Company owned aggregate equity investments of $555,000 in the following publicly registered, non-traded REITs: Cole Credit Property Trust, Inc. (“CCPT”), Cole Credit Property Trust II, Inc. (“CCPT II”), Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Corporate Income Trust, Inc. (“CCIT”), Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”, collectively with CCPT, CCPT II, CCPT IV and CCIT, the “Managed REITs”). The Company accounts for these investments using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through its advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Managed REIT’s earnings and distributions.
Leasehold Improvements and Property and Equipment
The Company leases its office facilities under operating leases. Leasehold improvements related to these are recorded at cost less accumulated amortization. Leasehold improvements are amortized over the lesser of the estimated useful life or remaining lease term. The Company recorded $267,000 of amortization expense for the period from the Merger Date (as defined in Note 3) to June 30, 2013. Accumulated amortization was $267,000 as of June 30, 2013.
Property and equipment, which primarily include office furniture, fixtures and equipment and computer hardware and software, are stated at cost less accumulated depreciation. Property and equipment are depreciated on a straight-line method over the estimated useful lives of the assets, which range from five to seven years. Depreciation expense for property and equipment totaled $293,000 for the period from the Merger Date to June 30, 2013. Accumulated depreciation was $293,000 as of June 30, 2013. The Company reassesses the useful lives of its property and equipment and adjusts the future monthly depreciation expense based on the new useful life, as applicable. If the Company disposes of an asset, the asset and related accumulated depreciation are written off upon disposal.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

Goodwill
In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed represents goodwill. The Company allocates goodwill to the respective reporting unit in which such goodwill arose. In connection with the Merger (as defined in Note 3), the Company recorded goodwill in its PCM segment. Prior to the Merger, there was no goodwill recorded.
Impairments
Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2013 or 2012.
Investment in Marketable Securities
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
Investment in Unconsolidated Entities
The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of any of its investment in the joint ventures or the Managed REITs. If an event or change in circumstance has occurred, the Company is required to evaluate its investment in the joint venture or Managed REIT for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in a joint venture or Managed REIT for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions.  The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded related to the joint ventures or the Managed REITs for the six months ended June 30, 2013 or 2012.
Leasehold Improvements and Property and Equipment
Leasehold improvements and property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the asset is not recoverable, the Company records an impairment loss, measured at fair value by estimated discounted cash flows or market appraisals. No impairments of leasehold improvements or property or equipment were identified during the period from the Merger Date to June 30, 2013.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

Goodwill
The Company will evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event using a two-step process. To identify any impairment, the Company will first compare the estimated fair value of the business segment with its respective carrying amount, including goodwill. The Company will calculate the estimated fair value of the PCM segment by applying a multiple, based on comparable companies, to earnings. The selection of the comparable companies and transactions to be used in the Company’s evaluation process could have a significant impact on the fair value of the Company’s reporting unit and possible impairments. If the fair value of the reporting unit exceeds its carrying amount, the Company will not consider goodwill to be impaired and no further analysis will be required. If the carrying amount of the business segment exceeds its estimated fair value, the Company will then perform the second step to determine and measure the amount of the potential impairment charge.
For the second step, the Company will compare the implied fair value of the goodwill for the business segment with its respective carrying amount and record an impairment charge equal to the excess of the carrying amount over the implied fair value. The Company will determine the implied fair value of the goodwill by allocating the estimated fair value of the business segment to its assets and liabilities. The excess of the estimated fair value of the business segment over the amounts assigned to its assets and liabilities will be the implied fair value of the goodwill.
Due from Affiliates
The Company receives compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets. Refer to Note 14 for further explanation.
Program Development Costs
Program development costs consist of organization, registration and offering expenses associated with the sale of the Managed REITs’ common stock, which are paid for in advance by the Company and subject to reimbursement by the Managed REITs, up to certain limits per the respective advisory agreement and the Managed REIT’s respective charter. As of June 30, 2013, the Company had $15.3 million of program development costs paid on behalf of the Managed REITs in excess of such limits that have not been reimbursed, which are included in the accompanying condensed consolidated unaudited balance sheets in intangible assets, prepaid expenses and other assets, net. The Company assesses the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Managed REIT’s respective offering. No reserves were recorded as of June 30, 2013, as the Company expects to be reimbursed for these costs by the Managed REITs as they raise additional proceeds from the respective offerings.
Deferred Lease Liabilities and Rent Expense
The Company leases its office facilities under operating leases. Certain lease agreements contain rent escalation clauses that require scheduled rent increases during the lease term. The Company records rental expense for the non-cancelable lease term of each lease on a straight-line basis. As of June 30, 2013, the Company had deferred rent obligations related to the recognition of rental expense on a straight-line basis of $73,000, which are included in the accompanying condensed consolidated unaudited balance sheets in derivative liabilities, deferred rent and other liabilities.
Reportable Segments
The Company has concluded that it has two reportable segments as it has organized its operations into two segments for management and internal financial reporting purposes, Real Estate Investment and Private Capital Management. Refer to Note 4 for further information.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

Revenue Recognition
Real Estate Investment Segment
Certain acquired properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.
Private Capital Management Segment
Revenue consists of securities sales commissions and dealer manager fees, real estate acquisition fees, asset management fees and property management fees for services relating to the Managed REITs’ offerings and the investment and management of their respective assets, in accordance with the respective advisory and dealer manager agreements. The Company records revenue related to acquisition fees, securities sales commissions and dealer manager fees upon completion of a transaction and asset and property management fees as services are performed. The Company is also reimbursed for certain costs incurred in providing these services. Securities sales commission and dealer manager reimbursements are recorded as revenue as the expenses are incurred. Other reimbursements are recorded as revenue when reimbursements are reasonably assured.
Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to the Company, as adjusted for distributions attributable to participating securities, by the weighted average number of shares outstanding during each period. Diluted earnings per share reflects the potential dilution, calculated in accordance with GAAP, of securities that could share in earnings, such as potentially dilutive common shares that may be issuable under the equity incentive plans and certain contingent consideration arrangements, and is calculated by dividing net income by the weighted average number of shares, including dilutive securities outstanding during the period.
Income Taxes
The Company currently qualifies and has elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. As a REIT, except as discussed below, the Company generally is not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
The Company conducts substantially all of its PCM segment operations through a TRS. A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain businesses while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States (the “U.S.”), and as a result, the Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
The Company provides for income taxes in accordance with current authoritative accounting and tax guidance. The tax expense or benefit related to significant, unusual or extraordinary items is recognized in the quarter in which those items occur. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the quarter in which the change occurs. The accounting estimates used to compute the benefit from or provision for income taxes may change as new events occur, additional information is obtained or the tax environment changes.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

Employee Benefit Plans

The Company maintains a 401(k) defined contribution plan (the “401(k) Plan”), which covers substantially all employees. The 401(k) Plan permits participants to contribute to the 401(k) Plan on the first of the month following their date of hire subject to Internal Revenue Code restrictions. Employer matching contributions are discretionary and determined to be a percent of the respective employee’s contribution, subject to maximum limits. The Company’s matching contributions were $201,000 for the period from the Merger Date to June 30, 2013, and are included in general and administrative expenses in the accompanying condensed consolidated unaudited statements of operations.
Concentration of Credit Risk
As of June 30, 2013, the Company had cash on deposit, including restricted cash accounts held by the Company, in 11 financial institutions, nine of which had deposits in excess of federally insured levels, totaling $172.4 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash investments to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
No single tenant or industry accounted for greater than 10% of the Company’s 2013 gross annualized rental revenues. The Company has certain geographic concentrations in its property holdings. In particular, as of June 30, 2013, 187 of the Company’s properties were located in Texas, which accounted for 17% of its 2013 gross annualized rental revenues.
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
NOTE 3 — MERGER
Overview
On March 5, 2013, CCPT III, Cole Holdings Corporation (“Holdings”), an Arizona corporation that was originally wholly owned by Christopher H. Cole, the current executive chairman of the Company’s board of directors, and the former chairman, chief executive officer and president of the Company (the “Holdings Stockholder”), CREInvestments, LLC, a Maryland limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub”), and the Holdings Stockholder entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provided for the merger of Holdings with and into Merger Sub (the “Merger”), with Merger Sub surviving and continuing its existence under the laws of the state of Maryland as a wholly owned subsidiary of the Company. The Merger Agreement, and the transactions contemplated thereby, were approved by the Company’s board of directors at the recommendation of a special committee of the board of directors comprised solely of independent directors. Effective April 5, 2013 (the “Merger Date”), the Company closed the Merger and entered into a registration rights agreement and an escrow agreement in connection with the completion of the Merger.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

Consideration
As a result of the Merger, certain of Holdings’ executive officers became entitled to a portion of the consideration that otherwise would have been paid to the Holdings Stockholder in the Merger. In the Merger, the Holdings Stockholder and such executive officers (collectively, the “Holdings Executives”) received a total of $21.9 million in cash, which included $1.9 million paid related to an excess working capital adjustment, and approximately 10.7 million newly-issued shares of common stock of the Company (including approximately 661,000 shares withheld to satisfy applicable tax withholdings, the “Upfront Stock Consideration”). In addition, as a result of the listing of the Company’s common stock on the NYSE, an aggregate of approximately 2.1 million shares of common stock (including approximately 135,000 shares withheld to satisfy applicable tax withholdings, the “Listing Consideration”) were issued to the Holdings Executives. In accordance with the Merger Agreement and as further discussed below, approximately 4.3 million shares of the Upfront Stock Consideration and the Listing Consideration were placed into escrow (the “Escrow Shares”) and will be released on April 5, 2014, subject to meeting certain requirements. The Upfront Stock Consideration and the Listing Consideration are subject to a three-year lock-up with approximately one-third of the shares released each year following the Merger Date.
Pursuant to the Merger Agreement and certain preexisting transaction bonus entitlements, additional shares of the Company’s common stock are potentially payable in 2017 by the Company to the Holding Executives as an “earn-out” contingent upon the acquired business’ demonstrated financial success based on two criteria: (a) the acquired business generating Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) above a minimum threshold during the years ending December 31, 2015 and 2016 and (b) the Company’s stock performance relative to its peer group during the same period (collectively, the “Earnout Consideration”). The Earnout Consideration is subject to a lockup until December 31, 2017. Additionally, the Holdings Executives may be entitled to additional shares of the Company’s common stock (the “Incentive Consideration” and collectively with the Earnout Consideration, the “Merger Contingent Consideration”) based on the terms of the Company’s advisory agreement with Holdings in effect prior to the Merger. However, the Holdings Stockholder agreed as part of the Merger to reduce the amount that would have been payable by 25%. The Incentive Consideration is based on 11.25% (reduced from 15% in the advisory agreement) of the amount by which the market value of the Company’s common stock raised in the Offerings (the “Capital Raised”) plus all distributions paid on such shares through the Incentive Consideration Test Period (as defined below) exceeds the amount of Capital Raised and the amount of distributions necessary to generate an 8% cumulative, non-compounded annual return to investors. The market value of the Capital Raised is based on the average closing price over a period of 30 consecutive trading days (the “Incentive Consideration Test Period”) beginning 180 days after June 20, 2013, the date the Company’s shares of common stock were listed on the NYSE.
Other Agreements
Under the Merger Agreement, the Holdings Stockholder has agreed, subject to certain limitations, to indemnify the Company with respect to certain representations and warranties regarding Holdings and other matters.
The Company and the Holdings Executives entered into an escrow agreement with U.S. Bank National Association related to the Escrow Shares, in part to satisfy the Holdings Stockholder’s indemnity obligations. Under the terms of the escrow agreement, the Company pays non-refundable dividends to the Holdings Executives and no forfeitures are expected.
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

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

Fair Value of Consideration Transferred
The Company accounted for the Merger as a business combination under the acquisition method of accounting. During the three and six months ended June 30, 2013, the Company incurred $13.1 million and $27.7 million, respectively, for legal, consulting and other expenses related to the Merger, which are included in merger and acquisition related expenses in the accompanying condensed consolidated unaudited statements of operations. As the release of the Escrow Shares from escrow is dependent upon continued employment by the Holdings Executives, among other factors, the fair value of the Escrow Shares of $50.3 million at the respective grant date is considered compensation that will be amortized over the period that the shares are required to be held in escrow. During the three and six months ended June 30, 2013, the Company recorded $10.3 million of amortization, which is recorded as merger related stock-based compensation expense in the accompanying condensed consolidated unaudited statements of operations. As of June 30, 2013, the remaining unamortized stock-based compensation expense totaled $40.0 million.
The Company is in the process of gathering certain additional information in order to finalize its assessment of the fair value of the consideration transfered; thus, the fair values are subject to change. The estimated fair value of the consideration transferred at the Merger Date, excluding the Escrow Shares value noted above, totaled $322.1 million and consisted of the following (in thousands):

Estimated Fair Value of Consideration Transferred:	April 5, 2013
Cash	$21,886
Common stock - Upfront Stock Consideration	75,550
Common stock - Listing Consideration	15,110
Merger Contingent Consideration	209,553
Total consideration transferred	$322,099
The estimated fair value of the Company’s shares of common stock issued in the Merger as part of the Upfront Stock Consideration and the Listing Consideration was determined using a market approach that considered share prices as compared to performance measures of comparative public companies and management’s estimates of the Company’s pro forma results for the year ending December 31, 2013, adjusted for illiquidity discounts. The estimated fair value of the Incentive Consideration was calculated using the Monte Carlo method, a probabilistic valuation approach. The Company estimated the fair value of the Earnout Consideration based on probability-weighted discounted estimates of the acquired business’ EBITDA. These fair value measurements are based on significant inputs not observable in the market and thus represents a Level 3 measurement as discussed in Note 5. The key assumptions used in estimating the fair value of the Upfront Stock Consideration, the Listing Consideration and the Merger Contingent Consideration, as applicable, included (i) a discount rate of 12%, (ii) undiscounted price per share, on the Merger Date, ranging from $12.25 to $13.22, (iii) aggregate illiquidity discounts ranging from 10% to 20%, (iv) average implied volatility of 17%, (v) average dividend yield of 6.0% and (vi) probability adjusted annual EBITDA ranging from $36.0 million to $147.0 million.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

Allocation of Consideration
The consideration transferred pursuant to the Merger Agreement was allocated to the assets acquired and liabilities assumed, based upon their preliminary estimated fair values as of the Merger Date. The Company is in the process of gathering certain additional information in order to finalize its assessment of the fair value of certain intangible assets; thus, the provisional measurements of intangible assets and goodwill are subject to change. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Merger Date (in thousands):

Identifiable Assets Acquired at Fair Value	April 5, 2013
Cash and cash equivalents	$14,635
Leasehold improvements and property and equipment	21,495
Due from affiliates	4,304
Investment in unconsolidated entities	570
Intangible assets	70,092
Program development costs and other assets	24,126
Total identifiable assets acquired	135,222

Identifiable Liabilities Assumed at Fair Value
Accounts payable and accrued expenses	23,619
Above market lease liabilities	5,183
Deferred tax liabilities, net	13,424
Total liabilities assumed	42,226

Net identifiable assets acquired	92,996
Goodwill	229,103
Net assets acquired	$322,099
The intangible assets acquired primarily consist of management and advisory contracts that the Company has with the Managed REITs and are subject to an estimated useful life of approximately four years. The Company recorded $5.5 million of amortization expense for the period from the Merger Date to June 30, 2013. The estimated amortization expense for the remainder of the year ending December 31, 2013 is $11.8 million. The estimated amortization expense for the years ending December 31, 2014, 2015 and 2016 is $23.3 million, $23.3 million and $6.1 million, respectively.
The goodwill recognized is supported by several factors of the Company as a combined entity, including that the Company is one of the largest publicly-traded REITs in the net-lease sector and the PCM segment brings an established management platform with numerous strategic benefits including growth from new income streams and the ability to offer new products. None of the goodwill is expected to be deductible for income tax purposes. As of June 30, 2013, there were no changes in the recognized amounts of goodwill resulting from the Merger.
The fair value of the above market lease liabilities related to certain office leases assumed were recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which was obtained from independent market reports, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods. The above market lease liabilities are amortized as a decrease to rental expense over the remaining terms of the respective leases. Above market lease liabilities are included in derivative liabilities, deferred rent and other liabilities in the accompanying condensed consolidated unaudited balance sheet as of June 30, 2013.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

Pro Forma Financial Information
The following table summarizes selected pro forma financial information of the Company, as if the Merger had occurred on January 1, 2012 for each period presented below. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the Company’s actual results of operations would have been had it completed the acquisition on January 1, 2012, nor does it purport to represent the results of future operations. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and six months ended June 30, 2013 and 2012, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pro forma basis:
Revenue	$254,311	$164,961	$460,047	$305,638
Net income	$50,755	$40,998	$116,467	$35,142
The pro forma financial information for the three and six months ended June 30, 2013 was adjusted to exclude $13.1 million and $27.7 million, respectively, for legal, consulting and other expenses related to the Merger recorded during the three and six months ended June 30, 2013, and $10.3 million for each of the three and six months ended June 30, 2013 for Merger related stock-based compensation expense. These costs were recognized in the pro forma financial information for the three and six months ended June 30, 2012. In addition, the pro forma financial information was adjusted to exclude fees paid by CCPT III to a subsidiary of Holdings during the three and six months ended June 30, 2012 and the three months ended June 30, 2013 as these fees were eliminated upon consolidation.
NOTE 4 — SEGMENT REPORTING
The Company operates under two segments, Real Estate Investment and Private Capital Management.
Real Estate Investment - Through its REI segment, the Company acquires and operates a diverse portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the U.S., including U.S. protectorates. The REI segment’s operating results and cash flows are primarily influenced by rental income from its commercial properties, interest expense on the Company’s property acquisition indebtedness and acquisition and operating expenses. As of June 30, 2013, the Company owned 1,014 properties, comprising 44.0 million rentable square feet of single and multi-tenant retail and commercial space located in 48 states, which include properties owned through the Consolidated Joint Ventures. As of June 30, 2013, the rentable space at these properties was 99% leased. As of June 30, 2013, the Company also owned 21 CMBS, three notes receivable and, through the Unconsolidated Joint Ventures, had interests in 12 properties comprising 2.3 million rentable square feet of commercial and retail space.
Private Capital Management - The Company’s PCM segment is responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. The PCM segment distributes the shares of common stock for certain Managed REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings. The PCM segment receives compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. The PCM segment also develops new REIT offerings, including obtaining regulatory approvals from the SEC, the Financial Industry Regulatory Authority and various jurisdictions for such offerings. As of June 30, 2013, the Company was the advisor to certain investment programs, which primarily included the Managed REITs, and a subsidiary of Holdings was the advisor to CCPT III until the Merger. Refer to Note 3 for further discussion. In addition, as of June 30, 2013, Cole Capital Corporation (“CCC”), a wholly owned subsidiary of CCA, was the dealer manager in connection with the offer and sale of shares to the public in the offerings for CCPT IV, CCIT and INAV. As of June 30, 2013, the Company held aggregate equity investments of $555,000 in the Managed REITs.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

The Company allocates certain operating expenses, such as audit and legal fees, employee related costs and benefits and general overhead expenses between its two segments. The following tables present a summary of the comparative financial results and total assets for each business segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Real Estate Investment
Rental and other property income	$144,756	$114,317	$283,334	$214,359
Tenant reimbursement income	15,056	10,593	28,755	19,707
Interest income on notes receivable	1,936	1,476	3,859	2,848
Interest income on marketable securities	5,901	4,976	11,926	7,393
Total real estate investment revenue	167,649	131,362	327,874	244,307
General and administrative expenses	12,757	4,652	16,788	8,676
Merger related stock-based compensation expense	10,278	—	10,278	—
Property operating expenses	17,507	11,543	33,129	21,298
Property and asset management expenses	1,393	10,988	15,302	21,043
Merger and acquisition related expenses	11,810	17,438	27,423	32,819
Depreciation and amortization	50,335	38,269	98,052	71,540
Total operating expenses	104,080	82,890	200,972	155,376
Total other expense	(48,747)	(28,914)	(86,584)	(52,434)
Income from continuing operations	14,822	19,558	40,318	36,497
Income from discontinued operations	5,126	3,532	19,845	22,543
Net income	$19,948	$23,090	$60,163	$59,040

Private Capital Management
Dealer manager fees, selling commissions and offering reimbursements	$51,818	$—	$51,818	$—
Transaction service fees	21,509	—	21,509	—
Management fees and reimbursements	9,316	—	9,316	—
Total private capital management revenue	82,643	—	82,643	—
Reallowed fees and commissions	38,962	—	38,962	—
General and administrative expenses	28,679	—	28,679	—
Depreciation and amortization	6,058	—	6,058	—
Total operating expenses	73,699	—	73,699	—
Total other income	7	—	7	—
Benefit from income taxes	235	—	235	—
Net income	$9,186	$—	$9,186	$—

Total Company
Total revenue	$250,292	$131,362	$410,517	$244,307
Total operating expenses	177,779	82,890	274,671	155,376
Total other expense, net	(48,740)	(28,914)	(86,577)	(52,434)
Benefit from income taxes	235	—	235	—
Income from continuing operations	24,008	19,558	49,504	36,497
Income from discontinued operations	5,126	3,532	19,845	22,543
Net income	$29,134	$23,090	$69,349	$59,040

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

	Total Assets as of
	June 30, 2013	December 31, 2012
Real estate investment	$7,546,129	$7,453,725
Private capital management	367,044	—
Total company	$7,913,173	$7,453,725
NOTE 5 — FAIR VALUE MEASUREMENTS
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
Notes receivable – The fair value is estimated by discounting the expected cash flows on the notes at rates at which management believes similar loans would be made as of the measurement date. The estimated fair value of these notes was $96.4 million and $97.3 million as of June 30, 2013 and December 31, 2012, respectively, compared to the carrying value of $90.5 million and $90.4 million as of June 30, 2013 and December 31, 2012, respectively. The fair value of the Company’s notes receivable is estimated using Level 2 inputs.
Marketable securities – The Company’s marketable securities are carried at fair value and are valued using Level 3 inputs. The Company used estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such securities for similar CMBS tranches that actively participate in the CMBS market and industry benchmarks, such as Trepp’s CMBS Analytics. As of June 30, 2013 and December 31, 2012, no marketable securities were valued using internal models.
Notes payable and other borrowings – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the notes payable and other borrowings was $3.5 billion as of June 30, 2013, which approximated the carrying value on such date. As of December 31, 2012, the estimated fair value of the notes payable and other borrowings was $3.4 billion, compared to the carrying value of $3.3 billion. The fair value of the Company’s notes payable and other borrowings is estimated using Level 2 inputs.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

Derivative instruments – The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Contingent consideration arrangements – The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The Holdings Executives have the right to the Merger Contingent Consideration to be paid by the Company in connection with the Merger and the Listing. Refer to Note 3 for further details regarding the Merger and the valuation of the Merger Contingent Consideration. The estimated fair value of the Merger Contingent Consideration totaled $207.3 million and $209.6 million as of June 30, 2013 and the Merger Date, respectively. The change in fair value of $2.3 million for each of the three and six months ended June 30, 2013 is included as an offset to Merger related expenses and is included in the accompanying condensed consolidated statements of operations in merger and acquisition related expenses.
The fair value of the contingent payments related to property acquisitions is determined based on the estimated timing and probability of the seller leasing vacant space subsequent to the Company’s acquisition of certain properties. The estimated fair value of the property-related contingent consideration arrangements totaled $3.9 million and $5.3 million as of June 30, 2013 and December 31, 2012, respectively.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2013, there have been no transfers of financial assets or liabilities between levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$2,177	$—	$2,177	$—
Marketable securities	268,017	—	—	268,017
Total assets	$270,194	$—	$2,177	$268,017
Liabilities:
Interest rate swaps	$(17,940)	$—	$(17,940)	$—
Contingent consideration	(211,143)	—	—	(211,143)
Total liabilities	$(229,083)	$—	$(17,940)	$(211,143)

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$317,201	$—	$—	$317,201
Liabilities:
Interest rate swaps	$(23,046)	$—	$(23,046)	$—
Contingent consideration	(5,339)	—	—	(5,339)
Total liabilities	$(28,385)	$—	$(23,046)	$(5,339)

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

The following tables show a reconciliation of the change in fair value of the Company’s marketable securities and contingent consideration arrangements valued using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Marketable Securities		Contingent Consideration
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013	June 30, 2013	June 30, 2013
Balance at beginning of period	$333,115	$317,201	$4,796	$5,339
Total gains and losses
Reclassification of previous unrealized gain on marketable securities into net income	(612)	(612)	—	—
Unrealized loss included in other comprehensive income, net	(27,745)	(12,981)	—	—
Gains included in net income, net	—	—	(2,802)	(3,345)
Purchases, issuances, settlements, sales and accretion
Purchases	—	—	209,553	209,553
Settlements	—	—	(404)	(404)
Sales	(37,864)	(37,864)	—	—
Accretion included in net income, net	1,123	2,273	—	—
Balance at end of period	$268,017	$268,017	$211,143	$211,143

	Marketable Securities		Contingent Consideration
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012	June 30, 2012	June 30, 2012
Balance at beginning of period	$165,948	$114,129	$7,231	$5,519
Total gains and losses
Unrealized loss included in other comprehensive income, net	(15,434)	(1,311)	—	—
Losses included in net income	—	—	330	330
Purchases, issuances, settlements, sales and accretion
Purchases	123,299	161,065	430	2,142
Accretion included in net income, net	948	878	—	—
Balance at end of period	$274,761	$274,761	$7,991	$7,991

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

NOTE 6 — REAL ESTATE ACQUISITIONS
2013 Property Acquisitions
During the six months ended June 30, 2013, the Company acquired interests in 15 commercial properties, including a property held in one of the Consolidated Joint Ventures, for an aggregate purchase price of $290.7 million (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net proceeds from the DRIP Offering (as defined in Note 15), borrowings and the sale of properties. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

June 30, 2013
Land	$42,993
Building and improvements	225,650
Acquired in-place leases	30,408
Acquired above market leases	557
Acquired below market leases	(8,523)
Fair value adjustment of assumed note payable	(362)
Total purchase price	$290,723
The Company recorded revenue for the three and six months ended June 30, 2013 of $4.8 million and $4.6 million, respectively, and a net loss for the three and six months ended June 30, 2013 of $2.0 million and $1.2 million, respectively, related to the 2013 Acquisitions.
The table below presents the Company’s estimated revenue and net income, on a pro forma basis, as if all of the 2013 Acquisitions were completed on January 1, 2012 for each period presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pro forma basis:
Revenue	$252,320	$148,093	$419,651	$278,567
Net income	$31,338	$23,703	$70,394	$58,498
The pro forma information for the three and six months ended June 30, 2013 was adjusted to exclude $1.0 million and $2.0 million, respectively, of property related acquisition costs recorded during the three and six months ended June 30, 2013. These costs were recognized in the pro forma information for the three and six months ended June 30, 2012. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.
2013 Investment in Development Projects
During the six months ended June 30, 2013, the Company completed the construction of an office building. Total costs for the construction of the building were $42.9 million. The development of the project was initiated in 2011, and therefore, the property is not included in the 2013 Acquisitions.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

2012 Property Acquisitions
During the six months ended June 30, 2012, the Company acquired interests in 245 commercial properties, including a property held in one of the Consolidated Joint Ventures, for an aggregate purchase price of $1.1 billion (the “2012 Acquisitions”). The Company purchased the 2012 Acquisitions with net proceeds from the Follow-on Offering (as defined in Note 15) and the DRIP Offering and through the issuance or assumption of mortgage notes. The Company allocated the purchase price of the 2012 Acquisitions to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

June 30, 2012
Land	$255,281
Building and improvements	687,062
Acquired in-place leases	141,665
Acquired above market leases	17,829
Acquired below market leases	(20,833)
Total purchase price	$1,081,004
The Company recorded revenue for the three and six months ended June 30, 2012 of $17.6 million and $19.9 million, respectively, and a net loss for the three and six months ended June 30, 2012 of $9.4 million and $19.5 million, respectively, related to the 2012 Acquisitions.
The table below presents the Company’s estimated revenue and net income, on a pro forma basis, as if all of the 2012 Acquisitions were completed on January 1, 2011 for each period presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pro forma basis:
Revenue	$147,308	$104,039	$291,890	$197,963
Net income	$42,836	$19,442	$102,747	$17,991
The pro forma information for the three and six months ended June 30, 2012 was adjusted to exclude $16.6 million and $27.5 million, respectively, of acquisition costs recorded during the three and six months ended June 30, 2012. These costs were recognized in the pro forma information for the six months ended June 30, 2011. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2011, nor does it purport to represent the results of future operations.
2012 Investments in Unconsolidated Joint Ventures
During the six months ended June 30, 2012, the Company acquired a $36.1 million interest in an unconsolidated joint venture arrangement. In addition, the Company acquired a $27.7 million financial interest in one of the Consolidated Joint Ventures, whose only assets are interests in three of the Unconsolidated Joint Ventures. The acquired interests are included in the accompanying condensed consolidated unaudited balance sheets in investment in unconsolidated entities.
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

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

NOTE 7 — INVESTMENT IN NOTES RECEIVABLE
As of June 30, 2013, the Company owned a junior mezzanine loan (the “Mezzanine Note”), secured by equity interests in a joint venture which owns 15 shopping centers. The Mezzanine Note has an interest rate of LIBOR plus 9.0% with a LIBOR floor of 0.50% and matures in July 2015 with two one-year extension options. As of both June 30, 2013 and December 31, 2012, the Mezzanine Note had an interest rate of 9.5%. As of both June 30, 2013 and December 31, 2012, investment in notes receivable included $25.4 million related to the Mezzanine Note. As of June 30, 2013, the Mezzanine Note balance consisted of the outstanding face amount of the loan of $25.0 million, $500,000 of acquisition costs and net accumulated amortization of acquisition costs of $139,000. As of December 31, 2012, the Mezzanine Note balance consisted of the outstanding face amount of the loan of $25.0 million, $500,000 of acquisition costs and net accumulated amortization of acquisition costs of $65,000. The acquisition costs are amortized over the term of the loan using the effective interest rate method. Interest only payments are due each month. There were no amounts past due as of June 30, 2013.
In addition, as of June 30, 2013, the Company owned two mortgage notes receivable, each of which is secured by an office building (collectively the “Mortgage Notes”). As of June 30, 2013 and December 31, 2012, investment in notes receivable included $65.1 million and $64.9 million, respectively related to the Mortgage Notes. As of June 30, 2013, the Mortgage Notes balance consisted of the outstanding face amount of the notes of $72.5 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $3.3 million. As of December 31, 2012, the Mortgage Notes balance consisted of the outstanding face amount of the notes of $72.9 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $2.8 million. The discount is accreted and acquisition costs are amortized over the terms of each respective Mortgage Note using the effective interest rate method. The Mortgage Notes have a fixed interest rate of 5.93% per annum and mature on October 1, 2018. Interest and principal payments are due each month until October 1, 2018. There were no amounts past due as of June 30, 2013.
The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as underlying collateral and payment history. No impairment losses were recorded related to notes receivable for the six months ended June 30, 2013 or 2012. In addition, no allowances for uncollectability were recorded related to notes receivable as of June 30, 2013 or December 31, 2012.
NOTE 8 — INVESTMENT IN MARKETABLE SECURITIES
During the six months ended June 30, 2013, the Company sold eight CMBS for aggregate proceeds of $36.5 million, net of closing fees, and realized a loss on the sale of $1.3 million. As of June 30, 2013, the Company owned 21 CMBS, with an estimated aggregate fair value of $268.0 million. As of December 31, 2012, the Company owned 29 CMBS, with an estimated aggregate fair value of $317.2 million.
As of June 30, 2013, certain of these securities were pledged as collateral under repurchase agreements (the “Repurchase Agreements”), as discussed in Note 11 to these condensed consolidated unaudited financial statements. The following table provides the activity for the CMBS during the six months ended June 30, 2013 (in thousands):

	Amortized Cost Basis	Unrealized Gain	Fair Value
Marketable securities as of December 31, 2012	$271,054	$46,147	$317,201
Net accretion on marketable securities	2,273	—	2,273
Decrease in fair value of marketable securities	—	(12,981)	(12,981)
Decrease due to sale of marketable securities	(37,864)	(612)	(38,476)
Marketable securities as of June 30, 2013	$235,463	$32,554	$268,017

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

The following table shows the fair value and gross unrealized gains of the Company’s CMBS as of June 30, 2013 (in thousands) and the length of time the CMBS has been in the unrealized gain position. No CMBS were in an unrealized loss position at June 30, 2013.

	Less than 12 months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
CMBS	$145,552	$12,310	$122,465	$20,244	$268,017	$32,554
The scheduled maturity of the Company’s CMBS as of June 30, 2013 is as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	235,463	268,017
Due after ten years	—	—
	$235,463	$268,017
Actual maturities of marketable securities can differ from contractual maturities because borrowers may have the right to prepay their respective loan balances at any time. In addition, factors such as prepayments and interest rates may affect the yields on the marketable securities.
NOTE 9 — DISCONTINUED OPERATIONS
During the six months ended June 30, 2013, the Company disposed of 15 single-tenant properties for an aggregate gross sales price of $86.9 million (the “2013 Property Dispositions”). During the year ended December 31, 2012, the Company disposed of 26 single-tenant properties and two multi-tenant properties for an aggregate gross sales price of $573.8 million (the “2012 Property Dispositions”). No disposition fees were paid in connection with the sale of the 2013 Property Dispositions or the 2012 Property Dispositions. The Company has no continuing involvement with the 2013 Property Dispositions or the 2012 Property Dispositions. The following table presents the major classes of assets and liabilities of the 2013 Property Dispositions and 2012 Property Dispositions as of the respective closing dates (in thousands):

	June 30, 2013	December 31, 2012
Assets:
Investment in real estate assets, net	$67,309	$450,214
Straight-line rent receivables	$565	$12,698
Liabilities:
Notes payable	$—	$180,250	(1)
Below market lease liabilities, net	$1,974	$8,966
________________
(1) Includes $24.3 million assumed by a buyer of one of the properties.
As of June 30, 2013, there were no properties classified as held for sale. The Company included three properties as held for sale in the accompanying condensed consolidated unaudited balance sheet of December 31, 2012 (the “Held for Sale Properties”). The results of operations for the 2013 Property Dispositions, the 2012 Property Dispositions and the Held for Sale Properties (collectively, the “Discontinued Operations Properties”) have been presented as discontinued operations on the Company’s condensed consolidated unaudited statements of operations for all periods presented.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

The following table summarizes the operating income from discontinued operations of the Discontinued Operations Properties for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenue	$253	$10,845	$1,302	$22,580
Total expenses	58	7,313	464	14,818
Income from discontinued operations	195	3,532	838	7,762
Gain on sale of real estate assets	4,931	—	19,007	14,781
Total income from discontinued operations	$5,126	$3,532	$19,845	$22,543
The following table presents the major classes of assets and liabilities of the Held for Sale Properties as of December 31, 2012 (in thousands):

December 31, 2012
Investment in real estate assets, net	$22,853
Other assets	300
Assets related to real estate held for sale, net	$23,153

Liabilities related to real estate assets held for sale (1)	$322
________________
(1) Liabilities related to real estate assets held for sale includes net below market lease intangibles and deferred rent and are included in derivative liabilities, deferred rent and other liabilities in the Company’s condensed consolidated unaudited balance sheet as of December 31, 2012.
NOTE 10 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the terms of the Company’s executed swap agreements designated as hedging instruments (in thousands):

						Fair Value of (Liabilities)
		Outstanding Notional				and Assets
	Balance Sheet	Amount as of	Interest	Effective	Maturity	June 30,	December 31,
	Location	June 30, 2013	Rates (1)	Dates	Dates	2013	2012
Interest Rate Swaps	Derivative liabilities, deferred rent and other liabilities	$1,159,312	3.15% to 6.83%	12/18/2009 to 7/17/2013	6/27/2014 to 4/1/2021	$(17,940)	$(22,102)
Interest Rate Swaps	Prepaid expenses and other assets (2)	$92,400	3.27% to 4.49%	7/5/2012 to 12/14/2012	7/5/2017 to 11/20/2019	$2,177	$(944)
_______________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread.

(2)
As of December 31, 2012, these interest rate swaps were in a liability position and are included in derivative liabilities, deferred rent and other liabilities in the accompanying condensed consolidated unaudited balance sheet as of December 31, 2012.

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 5 to these condensed consolidated unaudited financial statements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

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
The following table summarizes the unrealized gains and losses on the Company’s derivative instruments and hedging activities for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income				Amount of Loss Reclassified from Accumulated Other Comprehensive Income to Net Income (1)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Interest Rate Swaps	$3,977	$(4,835)	$6,784	$(5,677)	$(2,564)	$—	$(2,564)	$—
_______________

(1)
In connection with the amendment of the Company’s senior unsecured credit facility discussed in Note 11, two interest rate swap agreements, with an aggregate notional amount of $278.8 million and a maturity date of June 27, 2014, were deemed to be ineffective and the Company reclassified $2.6 million of unrealized losses previously recorded in accumulated other comprehensive income through March 31, 2013 into interest expense during the six months ended June 30, 2013. The Company recorded a $500,000 increase in the fair value related to these swaps in interest expense during the three months ended June 30, 2013. The remaining interest rate swaps were considered effective during the six months ended June 30, 2013.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. During the six months ended June 30, 2013 and 2012, there were no termination events or events of default related to the interest rate swaps.
NOTE 11 — NOTES PAYABLE AND OTHER BORROWINGS
As of June 30, 2013, the Company and the Consolidated Joint Ventures had $3.5 billion of debt outstanding, with a weighted average years to maturity of 6.0 years and weighted average interest rate of 4.22%. The following table summarizes the debt activity during the six months ended and balances as of June 30, 2013 (in thousands):

		During the Six Months Ended June 30, 2013
	Balance as of December 31, 2012	Debt Issuance and Assumptions	Repayments	Other (1)	Balance as of June 30, 2013
Fixed rate debt	$2,311,541	$275,088	$(9,252)	$399	$2,577,776
Variable rate debt	84,942	11,901	—	—	96,843
Construction facilities	27,758	6,878	(7,884)	—	26,752
Credit facility	767,750	197,250	(265,000)	—	700,000
Repurchase agreements	100,057	—	—	—	100,057
Total(2)	$3,292,048	$491,117	$(282,136)	$399	$3,501,428
________________

(1)	Represents fair value adjustment of assumed mortgage note payable, net of amortization.

(2)
The table above does not include loan amounts associated with the Unconsolidated Joint Ventures of $196.0 million, of which $10.2 million is recourse to CCPT III OP. These loans mature on various dates ranging from October 2015 to July 2021.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

As of June 30, 2013, the fixed rate debt included $473.0 million of variable rate debt subject to interest rate swap agreements which had the effect of fixing the variable interest rates per annum through the maturity date of the loan. In addition, the fixed rate debt included mortgage notes assumed with an aggregate face amount of $45.0 million and an aggregate fair value of $43.9 million at the date of assumption. The fixed rate debt has interest rates ranging from 2.75% to 6.83% per annum. The variable rate debt has variable interest rates ranging from LIBOR plus 225 basis points to 350 basis points per annum. In addition, the construction facility has an interest rate of LIBOR plus 235 basis points. The debt outstanding matures on various dates from December 2013 through June 2023. The aggregate balance of gross real estate and related assets, net of gross intangible lease liabilities, securing the fixed and variable rate debt outstanding was $5.0 billion as of June 30, 2013. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed.
As of June 30, 2013, the Company had $566.2 million available for borrowing under a senior unsecured credit facility (the “Credit Facility”) based on the underlying collateral pool of $1.9 billion. During the six months ended June 30, 2013, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”), which increased the available borrowings, extended the term and decreased the interest rates associated with the original Credit Facility. The Company expensed $2.6 million of unamortized deferred financing costs incurred in connection with the original Credit Facility and $2.6 million of new loan costs in connection with the amendment, which are included in interest expense in the accompanying condensed consolidated unaudited statements of operations. The Credit Facility provides borrowings up to $1.4 billion, which includes a $500.0 million term loan (the “Term Loan”) and up to $900.0 million in revolving loans (the “Revolving Loans”). The Credit Facility may be increased to a maximum of $1.75 billion. The Term Loan matures on June 3, 2018 and the Revolving Loans mature on June 3, 2017; however, the Company may elect to extend the maturity date to June 3, 2018 subject to satisfying certain conditions described in the Amended and Restated Credit Agreement. Depending upon the type of loan specified and overall leverage ratio, the Revolving Loans bear interest at either LIBOR plus an interest rate spread ranging from 1.65% to 2.25% or a base rate, ranging from 0.65% to 1.25%, plus the greatest of (1) LIBOR plus an interest rate spread ranging from 2.65% to 3.25%, (2) Bank of America N.A.’s Prime Rate or (3) the Federal Funds Rate plus 0.50%. The Company executed a swap agreement associated with the Term Loan, which will have the effect of fixing the variable interest rates per annum on July 17, 2013 through the maturity date of the respective loan at 3.30%. The Revolving Loans and Term Loan had a combined weighted average interest rate of 2.90% as of June 30, 2013.
The Repurchase Agreements have interest rates ranging from LIBOR plus 120 basis points to 175 basis points and mature on various dates from July 2013 through September 2013. Upon maturity, the Company may elect to renew the Repurchase Agreements for a period of 90 days until the CMBS mature. The CMBS have a weighted average remaining term of 8.6 years. Under the Repurchase Agreements, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of the pledged assets would require the Company to provide additional collateral to fund margin calls. As of June 30, 2013, the securities held as collateral had a fair value of $257.5 million and an amortized cost of $226.9 million. There was no cash collateral held by the counterparty as of June 30, 2013. The Repurchase Agreements are being accounted for as secured borrowings because the Company maintains effective control of the financed assets. The Repurchase Agreements are non-recourse to the Company and CCPT III OP.
The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions. These agreements also include usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility and such notes payable as of June 30, 2013.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

NOTE 12 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$28,501	$25,297
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$10,223	$24,000
Common stock issued through distribution reinvestment plan	$74,395	$80,506
Net unrealized gain (loss) on interest rate swaps	$6,784	$(5,677)
Unrealized loss on marketable securities	$(12,981)	$(1,311)
Contingent consideration	$209,553	$—
Common stock issued as consideration related to the Merger	$90,660	$—
Accrued construction and capital expenditures	$1,511	$3,937
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest of $43 and $146, respectively	$70,095	$53,622

NOTE 13 — COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, the Company may become subject to litigation, claims or commitments. The Company is not aware of any material pending legal proceedings, other than as stated below and ordinary routine litigation incidental to the Company’s business, to which the Company is a party or to which the Company’s properties are the subject.
Litigation in Connection with the Merger
In connection with the Merger, between March 20 and April 30, 2013, three putative class action lawsuits were filed in the Circuit Court for Baltimore City, Maryland making various claims alleging that the Merger injured the Company and its shareholders. On April 30, 2013, the actions were consolidated by order of the Court as one action called In Re Cole Credit Property Trust, III, Inc. Derivative And Class Litigation. On May 8, 2013, plaintiffs filed a consolidated amended class action and derivative complaint naming as defendants Holdings; Cole REIT Advisors III, LLC (“CR III Advisors”); Merger Sub; CCA; CCC; Equity Fund Advisors, Inc.; Cole Realty Advisors, Inc.; each of the Company’s directors; and the Company as a nominal defendant. The consolidated amended complaint alleges a variety of claims against some or all of the defendants including claims for breaches of fiduciary duties and aiding abetting those breaches; unjust enrichment; corporate waste; breaches of the Company’s charter and the advisory agreement with CR III Advisors; and disclosure violations in connection with disclosures for the Company’s 2013 annual meeting. The plaintiffs seek, among other relief, class certification; various forms of injunctive relief; compensatory damages; and restitution. On June 7, 2013, defendants in the consolidated action moved to dismiss the amended complaint for, among other reasons, lack of standing and failure to state a claim upon which relief can be granted. On July 15, 2013, plaintiffs opposed defendants’ motion. The motion is pending.
On March 27, 2013, a putative derivative action was filed in the U.S. District Court, Arizona District, captioned Carter v. Cole Holdings, et al. (“Carter”) making various claims alleging that the Merger injured the Company and its shareholders. On May 13, 2013, Carter amended the complaint naming as defendants Holdings; CR III Advisors; Merger Sub; each of the Company’s directors, and the Company as nominal defendant. The amended complaint alleges a variety of claims against some or all of the defendants including claims for breaches of fiduciary duty and aiding and abetting those breaches; breaches of the Company’s charter and the advisory agreement with CR III Advisors; breach of the implied covenant of good faith; abuse of control; corporate waste; unjust enrichment; and, in connection with disclosures for the Company’s 2013 annual meeting, violations of Sections 14 and 20 of the Securities Exchange Act of 1934. Carter seeks, among other relief, a declaratory judgment; various forms of injunctive relief; compensatory damages; and restitution.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

On April 8, 2013, a putative class action and derivative action was filed in the U.S. District Court, Arizona District, captioned Schindler v. Cole Holdings Corporation, et al. (“Schindler”) making various claims alleging that the Merger injured the Company and its shareholders. On June 7, 2013, Schindler amended the complaint naming as defendants Holdings; CR III Advisors; Merger Sub; the Company’s directors; and the Company as nominal defendant. The amended complaint alleges a variety of claims against some or all of the defendants including claims for breaches of fiduciary duty and aiding and abetting those breaches; unjust enrichment; corporate waste; and, in connection with disclosures for the Company’s 2013 annual meeting, violations of Sections 14 and 20 of the Securities Exchange Act of 1934. Schindler seeks, among other relief, class certification; various forms of injunctive relief; compensatory damages; and restitution.
On June 3, 2013, defendants moved to consolidate the Carter and Schindler actions pursuant to Federal Rule of Civil Procedure 42(a). Plaintiff in the Carter action responded on June 7, 2013, supporting consolidation of the Carter and Schindler actions for pretrial purposes, but opposing consolidation for all other purposes. Plaintiff in the Schindler action responded on June 20, 2013, agreeing that the Carter and Schindler actions should be consolidated. That motion is pending. The parties in the Carter action have entered into stipulations agreeing that once the court rules on the motion to consolidate, the parties shall confer about an agreed upon deadline for defendants to answer or otherwise respond to plaintiff’s amended complaint, which in any case shall not be sooner than fifteen days from the court’s order. The parties in the Schindler action have entered into a stipulation agreeing that, unless and until the court in the Carter action denies the motion to consolidate, defendants shall answer or otherwise respond to the amended complaint within fifteen days of the court’s order. On June 25, 2013, plaintiff in the Schindler action filed a motion for appointment as lead plaintiff and for approval of lead plaintiff’s selection of lead counsel. On July 8, 2013, plaintiff in the Carter action filed a motion for appointment of lead plaintiff and lead and liaison counsel for purposes of prosecuting derivative claims on behalf of the Company. The motions for lead plaintiff in both the Carter and Schindler actions are pending.
The Company believes that these lawsuits are without merit, but the ultimate outcome of these matters cannot be predicted.  While losses and legal expenses may be incurred, at this time it is impossible to develop a range of reasonably possible potential losses, and no provisions for losses have been recorded in the accompanying condensed consolidated unaudited financial statements.
Purchase Commitments
Under its PCM segment, the Company enters into purchase and sale agreements, and deposits funds into escrow towards the purchase of such acquisitions, most of which are expected to be assigned to one of the Managed REITs at or prior to the closing of the respective acquisition. As of June 30, 2013, the Company was a party in 48 purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 139 properties, subject to meeting certain criteria, for an aggregate purchase price of $461.7 million, exclusive of closing costs.  As of June 30, 2013, the Company had $9.7 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. The Company will be reimbursed by the assigned Managed REIT for amounts escrowed when it acquires a property. As of August 1, 2013, the Company had assigned 13 of these properties, with an aggregate purchase price of $107.9 million, to certain of the Managed REITs. As of August 1, 2013, two agreements were terminated and no escrow deposits were forfeited.
In addition, the Holdings Executives have the right to the Merger Contingent Consideration amounts to be paid by the Company in connection with the Merger and the Listing. The Company also had properties subject to earnout provisions obligating it to pay additional consideration to the respective seller contingent on the future leasing and occupancy of vacant space at the properties. Refer to Note 5 for further discussion.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

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
NOTE 14 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company’s PCM segment is contractually responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. In addition, the Company distributes the shares of common stock for certain of the Managed REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings. The Company receives compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management and disposition of their respective assets, as applicable.
Offerings
The Company receives a selling commission of up to 7.0% of gross offering proceeds related to the sale of shares of CCPT IV and CCIT common stock, before reallowance of commissions earned by participating broker-dealers. The Company has and intends to continue to reallow 100% of selling commissions earned to participating broker-dealers. In addition, the Company receives 2.0% of gross offering proceeds, before reallowance to participating broker-dealers, as a dealer manager fee in connection with the sale of CCPT IV and CCIT shares of common stock. The Company, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer manager fees are paid to the Company or other broker-dealers with respect to shares sold under the respective Managed REIT’s distribution reinvestment programs under which the stockholders may elect to have distributions reinvested in additional shares.
In connection with the sale of INAV shares of common stock, the Company receives an asset-based dealer manager fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.55% of the INAV’s net asset value (“NAV”). The Company, in its sole discretion, may reallow all or a portion of its dealer manager fee equal to an amount up to 1/365th of 0.20% of INAV’s NAV to participating broker-dealers.
All other organization and offering expenses associated with the sale of the Managed REITs’ common stock (excluding selling commissions, if applicable, and the dealer manager fee) paid by the Company are reimbursed by the Managed REITs, up to certain limits per the respective advisory agreement. As these costs are incurred, they are recorded as reimbursement revenue and are included in dealer manager fees, selling commissions and offering reimbursements in the financial results for the PCM segment in Note 4.  As of June 30, 2013, the Company had $15.3 million of organization and offering costs recorded on behalf of the Managed REITs in excess of the limits that have not been reimbursed, which is expected to be reimbursed by the Managed REITs as they raise additional proceeds from the respective offering and are included in intangible assets, prepaid expenses and other assets, net in the accompanying condensed consolidated unaudited balance sheets. Subsequent to June 30, 2013, the Company had incurred $1.2 million of additional organization and offering costs and the Managed REITs reimbursed the Company $1.2 million.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided to the Managed REITs related to the services described above during the three and six months ended June 30, 2013 (in thousands). As the Company did not commence operations for the PCM segment until the Merger Date, comparative financial data is not presented for the three and six months ended June 30, 2012.

	CCPT IV	CCIT	INAV	Total
Offering:
Selling commissions	$14,367	$19,028	$—	$33,395
Selling commissions reallowed	$14,367	$19,028	$—	$33,395
Dealer manager fees	$4,188	$5,601	$46	$9,835
Dealer manager fees reallowed	$2,297	$3,269	$1	$5,567
Other organization and offering expense reimbursements	$4,245	$4,242	$101	$8,588
Operations
The Company earns acquisition fees related to the acquisition, development or construction of properties on behalf of certain of the Managed REITs. In addition, the Company is reimbursed for acquisition expenses incurred in the process of acquiring properties up to certain limits per the respective advisory agreement. The Company is not reimbursed for personnel costs in connection with services for which it receives acquisition fees or real estate commissions. In connection with services provided by the Company related to the origination or refinancing of any debt financing obtained by certain Managed REITs that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company receives a finance coordination fee and reimbursement, subject to certain limitations. In addition, the Company may earn disposition fees related to the sale of one or more properties, including those held indirectly through joint ventures, on behalf of a Managed REIT. Acquisition, finance coordination and disposition fees and reimbursements, as applicable, are included in transaction service fees in the financial results for the PCM segment in Note 4.
The Company earns advisory and asset and property management fees from certain Managed REITs and other affiliates. In addition, the Company may be reimbursed for expenses incurred in providing advisory and asset and property management services, subject to certain limitations. Advisory fees, asset and property management fees and reimbursements of expenses are included in management fees and reimbursements in the financial results for the PCM segment in Note 4.
The Company recorded fees and expense reimbursements as shown in the table below for services provided to the Managed REITs and other programs sponsored by Cole Capital, a trade name used to refer to a group of affiliated entities directly or indirectly controlled by the Company, related to the services described above during the three and six months ended June 30, 2013 (in thousands). As the Company did not commence operations for the PCM segment until the Merger Date, comparative financial data is not presented for the three and six months ended June 30, 2012.

	CCPT II	CCPT IV	CCIT	Other	Total
Operations:
Acquisition fees	$—	$10,596	$10,764	$149	$21,509
Asset management fees	$2,148	$—	$—	$236	$2,384
Property management and leasing fees	$1,450	$—	$—	$178	$1,628
Operating expense reimbursements	$853	$873	$522	$—	$2,248
Advisory fees	$—	$1,797	$1,184	$75	$3,056

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

Investment in Managed REITs
As of June 30, 2013, the Company owned aggregate equity investments of $555,000 in the Managed REITs, which is included in investment in unconsolidated entities in the accompanying condensed consolidated unaudited balance sheets. The table below presents certain information related to the Company’s investments in the Managed REITs.

	% of Outstanding Shares Owned at	Carrying Amount of Investment at
Managed REIT	June 30, 2013	June 30, 2013 (in thousands)
CCPT	0.01%	$6
CCPT II	0.01%	116
CCPT IV	0.03%	151
CCIT	0.03%	108
INAV	0.51%	174
		$555
As of June 30, 2013, the Company, as the sole stockholder, had an aggregate investment of $400,000 in two REITs in the registration process, Cole Credit Property Trust V, Inc. and Cole Office & Industrial REIT (CCIT II), Inc., which is included in cash and cash equivalents in the accompanying condensed consolidated unaudited balance sheets.
Due from Affiliates
As of June 30, 2013, $8.0 million was expected to be collected from the Managed REITs for services provided by the Company and expenses subject to reimbursement by the Managed REITs in accordance with their respective advisory and property management agreements and was included in due from affiliates on the accompanying condensed consolidated unaudited balance sheets.
Pre-Merger Expenses
Prior to the Merger, CCPT III was externally advised by a subsidiary of Holdings. CCPT III recorded fees and expense reimbursements for property management and advisory services provided by a subsidiary of Holdings of $280,000 and $16.4 million, respectively, for the three and six months ended June 30, 2013, and $35.6 million and $59.9 million, respectively, for the three and six months ended June 30, 2012.
Transactions
During the six months ended June 30, 2013, CCPT III entered into the Merger Agreement with Holdings, Merger Sub and the Holdings Stockholder and consummated the Merger and acquired the business conducted by Holdings. Refer to Note 3 for further discussion. Prior to the Merger, Holdings issued a subordinate revolving line of credit agreement that provided for $10.0 million of available borrowings to CCPT IV.  The line of credit agreement matured in April 2013 and no amounts remained outstanding under the line of credit as of June 30, 2013.
NOTE 15 — EQUITY AND STOCK-BASED COMPENSATION
Common Stock
The Company is authorized to issued up to 990.0 million shares of common stock, $0.01 par value per share. As of June 30, 2013, the Company had approximately 494.1 million shares, net of share redemptions, issued, of which the approximately 4.3 million Escrow Shares, as discussed in Note 3, were not considered outstanding in accordance with GAAP. As of December 31, 2012, the Company had approximately 479.5 million shares issued and outstanding. On June 20, 2013, the Company listed its common stock on the NYSE under the ticker symbol “COLE”.
Preferred Stock
The Company is authorized to issue up to 10.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2012 and June 30, 2013, the Company did not have any preferred stock issued or outstanding. The Company’s board of directors has no present plans to issue shares of preferred stock, but it may do so at any time in the future without stockholder approval.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

Prior Public Offerings and Distribution Reinvestment Plan
The Company offered shares of common stock in its initial offering (the “Initial Offering”) from January 2009 to October 2010. At the completion of the Initial Offering, a total of approximately 217.5 million shares of common stock had been issued, including approximately 211.6 million shares issued in the primary offering and approximately 5.9 million shares issued pursuant to a distribution reinvestment plan (the “DRIP”). The remaining approximately 32.5 million unsold shares in the Initial Offering were deregistered.
The Company offered shares of its common stock pursuant to a follow-on offering (the “Follow-on Offering”) from October 2010 to April 2012. At the completion of the Follow-on Offering, a total of approximately 262.2 million shares of common stock had been issued, including approximately 242.9 million shares issued in the primary offering and approximately 19.3 million shares issued pursuant to the DRIP. The remaining approximately 12.8 million unsold shares in the Follow-on Offering were deregistered.
In addition, the Company registered 75.0 million shares of common stock under the DRIP pursuant to a registration statement filed on Form S-3 (the “DRIP Offering” and collectively with the Initial Offering and the Follow-on Offering, the “Offerings”), which was filed with the SEC on March 14, 2012 and automatically became effective with the SEC upon filing. On April 12, 2013, the Company announced that the board of directors, including all of the Company’s independent directors, had voted to suspend the DRIP. On June 17, 2013, the board of directors, including all of the Company’s independent directors, voted to terminate the DRIP effective as of the date of the Listing. Prior to the termination date, the Company had issued approximately 20.3 million shares pursuant to the DRIP Offering. Subsequent to June 30, 2013, the Company deregistered the remaining approximately 54.7 million unsold shares.
As of June 30, 2013, the Company had issued approximately 499.9 million shares of its common stock in the Offerings for aggregate gross proceeds of $5.0 billion (including shares sold pursuant to the DRIP), before share redemptions pursuant to the share redemption program of $174.7 million and offering costs, selling commissions and dealer management fees of $463.2 million.
In connection with the Merger, the Company issued approximately 12.8 million shares of the Company’s common stock during the six months ended June 30, 2013 in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company redeemed approximately 796,000 shares to satisfy applicable tax withholdings related to the Upfront Stock Consideration and Listing Consideration.
Tender Offer
On June 20, 2013, the Company commenced a modified “Dutch auction” tender offer to purchase for cash up to $250.0 million in value of shares of its common stock from its stockholders (the “Tender Offer”). Under the terms of the Tender Offer, the Company intends to select the lowest price, not greater than $13.00 nor less than $12.25 per share, net to the tendering stockholder in cash, less any applicable withholding taxes and without interest, which would enable the Company to purchase the maximum number of shares having an aggregate purchase price not to exceed $250.0 million. The Company intends to fund the purchase price for shares of common stock accepted for payment pursuant to the Tender Offer, and related fees and expenses, from available cash and/or borrowings under the Credit Facility. Subject to modification or withdrawal in accordance with its terms, the Tender Offer is scheduled to expire on August 8, 2013.
Share Redemption Program
The Company had a share redemption program whereby stockholders could sell shares of the Company’s common stock to the Company in compliance with the applicable requirements and guidelines of the Company’s share redemption program. On April 12, 2013, the Company’s board of directors, including all of its independent directors, voted to suspend the share redemption program in anticipation of the planned listing of its shares of common stock on the NYSE. On June 17, 2013, the Company’s board of directors, including all of its independent directors, voted to terminate the share redemption program effective as of the date of the Listing, and the share redemption program was terminated as of such date. During the six months ended June 30, 2013, the Company received valid redemption requests relating to approximately 5.3 million shares, which were redeemed in full for $52.3 million (an average of $9.82 per share).

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

Fractional Share Redemptions
In connection with the Listing, the Company’s board of directors, including all of its independent directors, approved eliminating all outstanding fractional shares of the Company’s common stock no earlier than the 11th business day following the completion or termination of the Tender Offer by paying each holder of a fractional share as of the record date for the payments an amount in cash equal to the fraction of a share being repurchased multiplied by the average closing price of the Company’s common stock on the NYSE for the ten trading days ending on the trading day prior to the record date, rounded to the nearest whole cent.
Share Repurchase Program
The Company’s board of directors adopted a share repurchase program, authorizing the repurchase by the Company, from time to time, of the Company’s shares of common stock for an aggregate purchase price (excluding fees, commissions and all other ancillary expenses) of up to $250.0 million commencing no earlier than the 11th business day following the completion or termination of the Tender Offer (the “Share Repurchase Program”). The Company may conduct repurchases on the open market, including through the facilities of the NYSE, in privately negotiated transactions, or otherwise, by direct purchases of common stock or purchases pursuant to derivative instruments or securities relating to common stock, or other transactions. The timing and extent of any repurchases will depend upon market conditions, the trading price of the common stock and other factors. The Share Repurchase Program does not require the Company to acquire any specific number of or value of shares (subject to the maximum value stated above) and may be terminated at any time. The Company intends to fund the purchase price for shares of common stock repurchased pursuant to the Share Repurchase Program, and all related fees and expenses, from available cash and/or borrowings under the Credit Facility.
Equity Incentive Plans
During the six months ended June 30, 2013, the Company’s board of directors, upon the recommendation of the special committee comprised solely of independent directors, approved and adopted the Cole Credit Property Trust III, Inc. 2013 Omnibus Employee Incentive Plan (the “Employee Plan”) and the Cole Credit Property Trust III, Inc. 2013 Non-Employee Director Plan (the “Non-Employee Director Plan”, and together with the Employee Plan, the “Equity Plans”). The Equity Plans were adopted and became effective on May 8, 2013 and, unless earlier terminated by the board of directors, will terminate on May 8, 2023. The compensation committee, or other committee designated by the board of directors, will administer the Equity Plans.
Approximately 40.2 million shares of common stock of the Company (subject to adjustment) are reserved for issuance pursuant to the Employee Plan and a total of 500,000 shares of common stock of the Company (subject to adjustment) are reserved for issuance pursuant to the Non-Employee Director Plan. Both Equity Plans provide for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, dividend equivalents and other stock-based awards; the Employee Plan also provides for the grant of stock options intended to be incentive stock options under Section 422 of the Internal Revenue Code and cash-based awards.
Awards under the Employee Plan may only be granted to employees and consultants of the Company, while awards under the Non-Employee Director Plan may only be granted to non-employee directors of the Company’s board of directors. Under the Non-Employee Director Plan, the maximum number of awards that may be granted to any non-employee director in a calendar year may not exceed a grant date fair market value of $300,000.
Subsequent to June 30, 2013, the compensation committee of the Company’s board of directors approved the grants of restricted share units (the “RSUs”) and performance share units (the “PSUs”) under the Employee Plan to certain Company employees, including the Company’s chief executive officer and its other executive officers. The RSUs vest and will be settled in shares of the Company’s common stock in installments subject to the employee’s continued employment over a three year period. The PSUs have a performance vesting condition based on achievement of relative total stockholder return and a continued employment condition over a three year period, and will be settled in shares of the Company’s common stock in installments over a three year period. No shares were granted under the Equity Plans as of June 30, 2013.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

NOTE 16 — EARNINGS PER SHARE
The Escrow Shares are included in the computation of earnings per share under the two-class method as they contain non-forfeitable rights to distributions and are considered to be participating securities in accordance with GAAP. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s Escrow Shares contain rights to receive non-forfeitable distribution equivalents, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share below excludes the income attributable to the Escrow Shares from the numerator. The following table summarizes basic and diluted earnings (in thousands, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to the Company	$29,023	$23,223	$69,134	$59,160
Distributions paid and declared on Escrow Shares	(605)	—	(605)	—
Net income - basic and diluted	$28,418	$23,223	$68,529	$59,160

Denominator:
Weighted average number of shares outstanding - basic	487,915,368	473,159,051	484,396,906	470,033,648
Effect of dilutive securities	3,594,760	—	1,797,380	—
Weighted average number of shares outstanding - diluted	491,510,128	473,159,051	486,194,286	470,033,648

Basic earnings per common share:
Net income per share attributable to the Company	$0.06	$0.05	$0.14	$0.13
Diluted earnings per common share:
Net income per share attributable to the Company	$0.06	$0.05	$0.14	$0.13
In accordance with GAAP, shares of common stock included in the Company’s diluted earnings per common share determination consist of the Merger Contingent Consideration pursuant to the Merger Agreement using the if-converted method and unvested shares from the Escrow Share arrangements using the treasury share method. A total of 199,727 shares of common stock for each of the three and six months ended June 30, 2013 were excluded from the earnings per share computations above as their effect would have been antidilutive.
NOTE 17 — INCOME TAXES
As a REIT, the Company generally is not subject to federal income tax, with the exception of its TRS.  However, the Company, including its TRS, is still subject to certain state and local income taxes in the various jurisdictions in which it operates.
Based on the above, the PCM segment, substantially all of which is conducted through a TRS, recognized a benefit from federal and state income taxes of $235,000 for both the three and six months ended June 30, 2013. No provision for or benefit from income taxes was recognized for the three and six months ended June 30, 2012 as the Company did not commence operations for the PCM segment until the Merger Date. The difference in the benefit from income taxes reflected in the condensed consolidated unaudited statements of operations as compared to the benefit calculated at the statutory federal income tax rate is primarily attributable to state and local income taxes, the tax classification of entities in the consolidated group and various permanent differences.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

The REI segment recognized state income taxes of $442,000 and $658,000 during the three and six months ended June 30, 2013, respectively, and $283,000 and $476,000 during the three and six months ended June 30, 2012, respectively, which are included in general and administrative expenses in the accompanying condensed consolidated unaudited statements of operations.
NOTE 18 — SUBSEQUENT EVENTS
Equity Incentive Awards
Subsequent to June 30, 2013, the compensation committee of the Company’s board of directors approved grants of an aggregate of approximately 2.8 million RSUs and PSUs under the Employee Plan to certain Company employees, including the Company’s chief executive officer and its other executive officers.
Deregistration of DRIP Offering
Subsequent to June 30, 2013, the Company deregistered the remaining unsold shares pursuant to the DRIP Offering, as discussed in Note 15.
Distributions
The Company’s board of directors previously authorized the payment of cash dividends on a monthly basis, in the amount of $0.05833334 per share of common stock (a monthly rate that is equivalent to an annual rate of $0.70 per share) for stockholders of record as of each of July 31, 2013, August 30, 2013 and September 30, 2013. Subsequent to June 30, 2013, the Company’s board of directors authorized (i) an increase to its previous authorization of the payment of cash dividends for each of the months of August and September 2013 from $0.05833334 per share of common stock (a monthly rate that is equivalent to an annual rate of $0.70 per share) to $0.06 per share of common stock (a monthly rate that is equivalent to an annual rate of $0.72 per share) and (ii) the declaration and payment of a cash dividend on a monthly basis, in the amount of $0.06 per share of common stock (a monthly rate that is equivalent to an annual rate of $0.72 per share) for stockholders of record as of October 31, 2013. The payment dates for the dividends for the stockholders of record as of August 30, 2013 and September 30, 2013 will remain unchanged and will be September 3, 2013 and October 1, 2013, respectively. The payment date for the dividends for the stockholders of record as of October 31, 2013 will be November 1, 2013.
Other Transactions
Real Estate Investment Segment
As of August 1, 2013, the Company had $700.0 million outstanding under the Credit Facility.
Private Capital Management Segment
As of August 1, 2013, the Company was a party in 65 purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 152 retail properties, subject to meeting certain criteria, for an aggregate purchase price of $595.7 million, exclusive of closing costs.
Subsequent to June 30, 2013 through August 1, 2013, the PCM segment raised $536.6 million of capital on behalf of the Managed REITs. In addition, the PCM segment facilitated the acquisition of $353.0 million of real estate investments and $53.4 million of real estate financing on behalf of the Managed REITs subsequent to June 30, 2013 through August 1, 2013.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. The terms “we,” “us,” “our” and the “Company” refer to Cole Real Estate Investments, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. A full discussion of our risk factors may be found under “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in this Quarterly Report on Form 10-Q.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, (i) changes in national, international, regional and local economic conditions, (ii) changes in financial markets, interest rates, credit spreads, and foreign currency exchange rates, (iii) changes in real estate conditions, (iv) continued ability to source new investments, (v) risks associated with acquisitions, (vi) construction costs that may exceed estimates, and construction delays, (vii) lease-up risks, rent relief, and inability to obtain new tenants upon the expiration or termination of existing leases, (viii) maintenance of real estate investment trust status, (ix) legal matters, (x) availability of financing and capital generally, (xi) inability to obtain financing or refinance existing debt and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows, (xii) changes in demand for properties, and (xiii) additional risks and factors discussed in reports filed by the Company with the SEC from time to time. The forward-looking statements should be read in light of the risk factors identified under “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in this Quarterly Report on Form 10-Q.
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
Overview
We were formed on January 22, 2008 to acquire and operate a diverse portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. We are headquartered in Phoenix, Arizona and had 353 employees as of June 30, 2013.

On March 5, 2013, we entered into the Merger Agreement with Holdings, Merger Sub and the Holdings Stockholder. The Merger Agreement provided for the merger of Holdings with and into Merger Sub, with Merger Sub surviving and continuing its existence under the laws of the state of Maryland as our wholly owned subsidiary. Effective April 5, 2013, we consummated the Merger and acquired the business conducted by Holdings.
As a result of the Merger, in addition to operating a diverse portfolio of core commercial real estate investments, we are now responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. We receive compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. Furthermore, we, through a wholly owned subsidiary, wholly own CCA, which we and CCA jointly elected to treat as a TRS for federal income tax purposes. In order to avoid a potential adverse impact on our status as a REIT, we conduct substantially all of our investment management business through the TRS. Our business now operates in two business segments, Real Estate Investment and Private Capital Management.
Through our REI segment, we expect that we will continue to acquire properties throughout 2013 utilizing borrowings on the Credit Facility, the proceeds from the strategic sale of properties and/or marketable securities, proceeds from financings on owned properties and future property acquisitions and other investments and cash flows from operations. We expect property acquisitions through 2013 to be less than acquisitions in 2012.
Our operating results and cash flows in the REI segment are primarily influenced by rental income from our commercial properties, interest expense on our property acquisition indebtedness and acquisition, compensation and operating expenses. Rental and other property income from our commercial real estate portfolio accounted for 86% and 87% of total revenue for the REI segment during the three months ended June 30, 2013 and 2012, respectively, and 86% and 88% of total revenue during the six months ended June 30, 2013 and 2012, respectively. As 99% of our rentable square feet was under lease as of June 30, 2013, with a weighted average remaining lease term of 12.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. We regularly monitor the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If we identify significant changes or trends that may adversely affect the creditworthiness of a tenant, we will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of June 30, 2013, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 47%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with future property acquisitions or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Our operating results in the PCM segment are primarily influenced by the capital we raise and commercial properties we acquire and manage on behalf of the Managed REITs. We are currently raising capital and acquiring assets on behalf of three Managed REITs. We seek to manage the variability associated with these revenues by creating product offerings that last two years or more and offering multiple REITs with different investment objectives simultaneously. Additionally, we may seek to structure new REITs with similar investment objectives to commence their respective offerings upon the completion of the primary offering of an existing REIT with a similar investment objective.

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
Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales, and warehouse distribution. Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth.  Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of June 30, 2013, 99% of our rentable square feet was under lease, and we expect that occupancy will remain high as the real estate recovery continues. However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, we will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.

In addition, as we are now responsible for managing the Managed REITs and identifying and making acquisitions and investments on the Managed REITs’ behalf, we continue to see investment opportunities that we believe will allow us to structure transactions on profitable terms for the Managed REITs and future REITs we may manage. We developed an investment approach that focuses on single-tenant commercial properties and multi-tenant power centers, which are leased to name-brand creditworthy tenants, subject to long-term net leases. We believe that the real estate and related investment environment remains attractive and that we will be able to deliver favorable yields for the Managed REITs. However, our primary investment focus on necessity-based real estate has gained popularity in the marketplace; as such, we have experienced increased competition for real estate and related investments. With increased competition, there is a potential for additional pressure on the returns that we can generate from our investments and our ability to execute transactions, which may impact our ability to raise capital on behalf of the Managed REITs.
Results of Operations
As a result of the Merger, we evaluate our operating results by our two business segments, Real Estate Investment and Private Capital Management.
Real Estate Investment Segment
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets, including the Consolidated Joint Ventures, as of June 30, 2013 and 2012:

	June 30,
	2013	2012
Number of commercial properties (1)	1,014	926
Approximate rentable square feet (2)	44.0 million	39.9 million
Percentage of rentable square feet leased	99%	99%
________________

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.

(2)	Includes square feet of the buildings on land that are subject to ground leases.

The following table summarizes our real estate investment acquisition activity, including the Consolidated Joint Ventures, during the three and six and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Commercial properties acquired (1)	6	192	15	245
Approximate purchase price of acquired properties	$265.6 million	$662.4 million	$290.7 million	$1.1 billion
Approximate rentable square feet (2)	1.2 million	6.0 million	1.4 million	7.3 million
________________

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.

(2)	Includes square feet of the buildings on land that are subject to ground leases.
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Revenue. REI revenue increased $36.2 million, or 28%, to $167.6 million for the three months ended June 30, 2013, compared to $131.4 million for the three months ended June 30, 2012. Our REI revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 86% and 87% of total REI revenue during the three months ended June 30, 2013 and 2012, respectively.
Rental and other property income increased $30.5 million, or 27%, to $144.8 million for the three months ended June 30, 2013, compared to $114.3 million for the three months ended June 30, 2012. The increase was primarily due to an increase in the average gross real estate assets net of gross intangible lease liabilities we owned to $6.9 billion for three months ended June 30, 2013, compared to $5.9 billion for the three months ended June 30, 2012. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $15.1 million of tenant reimbursement income during the three months ended June 30, 2013, compared to $10.6 million during the three months ended June 30, 2012.
We also review our stabilized operating results from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store.” The following table shows our same store portfolio statistics, which include 700 properties, excluding properties acquired through the Unconsolidated Joint Ventures, acquired prior to March 31, 2012 and owned through June 30, 2013:

	Three Months Ended June 30,		Increase/(Decrease)
	2013	2012	$ Change	% Change
Same store base rental revenue (1)	$101,769	$100,701	$1,068	1.1%
Same store other rental revenue (1)	4,994	6,013	(1,019)	(16.9)%
Total same store rental revenue	106,763	106,714	49	—%

Rental and other property income from income-producing properties acquired subsequent to March 31, 2012 and properties sold prior to June 30, 2013	37,993	7,603	30,390	399.7%

Total rental and other property income	$144,756	$114,317	$30,439	26.6%
________________
(1) Base rental revenue represents contractual base rental revenue earned and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above market intangible lease assets or the amortization of below market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as tenant reimbursement income are included in the line item, referred to as “same store other rental revenue.”

In addition, we earn revenue on our real estate-related investments, including interest income on notes receivable and marketable securities. Interest income on notes receivable increased $460,000, or 31%, to $1.9 million for the three months ended June 30, 2013, compared to $1.5 million for the three months ended June 30, 2012. The increase was due to the interest income earned on the $25.0 million Mezzanine Note acquired subsequent to June 30, 2012, as discussed in Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. We also recorded interest income on marketable securities of $5.9 million for the three months ended June 30, 2013, compared to $5.0 million for the three months ended June 30, 2012. We owned marketable securities with an average face value of $346.5 million during the three months ended June 30, 2013, compared to marketable securities with an average face value of $317.8 million during the three months ended June 30, 2012, of which $166.3 million was acquired during the second half of the three months ended June 30, 2012.
General and Administrative Expenses and Property and Asset Management Expenses. In aggregate, general and administrative expenses and property and asset management expenses decreased $1.4 million, or 9%, to $14.2 million for the three months ended June 30, 2013, compared to $15.6 million for the three months ended June 30, 2012. Prior to the Merger, pursuant to the advisory agreement with Holdings, we paid property and asset management fees and reimbursements to Holdings related to these services. These fees and reimbursements were recorded in property and asset management expenses in the accompanying condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q. Subsequent to the Merger Date, we were no longer required to pay these fees and reimbursements and all general and administrative expenses incurred are allocated between the PCM segment and REI segment and are recorded in general and administrative expenses in the accompanying condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.
For the three months ended June 30, 2013, we incurred $12.8 million of general and administrative expenses. The primary general and administrative expense items were the REI segment’s share of employee compensation and benefits of $5.8 million, professional and accounting fees and escrow and trustee fees. In addition, general and administrative expenses included $2.9 million of costs related to the Listing and Tender Offer expenses incurred during the three months ended June 30, 2013. During the three months ended June 30, 2013, we incurred $1.4 million of property and asset management expenses, which primarily represent the fees paid to Holdings prior to the Merger.
Merger Related Stock-Based Compensation Expense. For the three months ended June 30, 2013, we recorded Merger related stock-based compensation expense of $10.3 million, which was related to the amortization of the Escrow Shares in connection with the Upfront Stock Consideration and the Listing Consideration. See Note 3 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further details. No Merger related stock-based compensation expense was recorded during the three months ended June 30, 2012.
Property Operating Expenses. Property operating expenses increased $6.0 million, or 52%, to $17.5 million for the three months ended June 30, 2013, compared to $11.5 million for the three months ended June 30, 2012. The increase was primarily due to increased property taxes, utilities, repairs and maintenance and insurance expenses relating to owning an average of $6.9 billion of gross real estate assets net of gross intangible lease liabilities during the three months ended June 30, 2013, compared to owning an average of $5.9 billion of gross real estate assets net of gross intangible lease liabilities during the three months ended June 30, 2012. In addition, the increase was due to the ownership of more properties during the three months ended June 30, 2013 than in the three months ended June 30, 2012, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. Of these property operating expenses, 93% are reimbursable by the respective tenants.
Merger and Acquisition Related Expenses. Merger and acquisition related expenses primarily consisted of $13.1 million recorded for legal, consulting and other expenses related to the Merger during the three months ended June 30, 2013. No Merger related expenses were recorded during the three months ended June 30, 2012. These expenses were partially offset by a $2.3 million decrease in the fair value of the Merger Contingent Consideration. Property related acquisition expenses decreased $16.4 million to $1.0 million for the three months ended June 30, 2013, compared to $17.4 million for the three months ended June 30, 2012. The decrease was due to acquisition related expenses incurred in connection with the purchase of six commercial properties, for an aggregate purchase price of $265.6 million, during the three months ended June 30, 2013, compared to 192 commercial properties, for an aggregate purchase price of $662.4 million, during the three months ended June 30, 2012. In addition, prior to the Merger, pursuant to the advisory agreement with Holdings, we paid an acquisition fee to Holdings of 2% of the contract purchase price of each property or asset acquired. We also reimbursed Holdings for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan other than for personnel costs for which Holdings received acquisition fees. Subsequent to the Merger, these fees and reimbursements were eliminated.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $12.0 million, or 31%, to $50.3 million for the three months ended June 30, 2013, compared to $38.3 million for the three months ended June 30, 2012. The increase was primarily due to an increase in the average invested assets to $7.4 billion for the three months ended June 30, 2013, from $6.3 billion for the three months ended June 30, 2012.
Equity in Income of Unconsolidated Entities. Equity in income of unconsolidated entities increased $420,000, or 76%, to $1.0 million for the three months ended June 30, 2013, compared to $552,000 for the three months ended June 30, 2012. The increase is primarily due to the acquisition of two of the Unconsolidated Joint Ventures during the three months ended June 30, 2012 and one of the Unconsolidated Joint Ventures subsequent to June 30, 2012.
Other (Expense) Income. During the three months ended June 30, 2013 we recorded a loss on the sale of marketable securities of $1.3 million, which was partially offset by other miscellaneous non-rental related income. Other income during the three months ended June 30, 2012 primarily consisted of non-recurring net proceeds of $664,000 received as a result of the sale and condemnation of two land parcels. Other income also includes interest income on uninvested cash.
Interest Expense. Interest expense increased $18.8 million, or 62%, to $48.9 million for the three months ended June 30, 2013, compared to $30.1 million during the three months ended June 30, 2012. The increase was due to an increase in the average aggregate amount of notes payable and other borrowings outstanding to $3.4 billion during the three months ended June 30, 2013, from $2.5 billion for the three months ended June 30, 2012. In addition, the Company expensed $2.6 million of unamortized deferred financing costs incurred in connection with the original Credit Facility, and recorded $2.6 million of loan costs related to the amendment to the Credit Facility and reclassified a $2.6 million loss from accumulated other comprehensive income into interest expense on two ineffective interest rate swaps related to the amendment to the Credit Facility during the three months ended June 30, 2013. See Notes 10 and 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on 10-Q for further information.
Income from Discontinued Operations. Income from discontinued operations was $195,000 for the three months ended June 30, 2013, compared to $3.5 million for the three months ended June 30, 2012. The decrease was due to the sale of 28 properties throughout the year ended December 31, 2012, and 10 properties sold during the three months ended March 31, 2013, so no operating results for these properties were recorded during the three months ended June 30, 2013.
Gain on sale of real estate assets. During the three months ended June 30, 2013, we recorded a gain on the sale of five properties of $4.9 million. We did not sell any properties during the three months ended June 30, 2012.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Revenue. REI revenue increased $83.6 million, or 34%, to $327.9 million for the six months ended June 30, 2013, compared to $244.3 million for the six months ended June 30, 2012. Our REI revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 86% and 88% of total REI revenue during the six months ended June 30, 2013 and June 30, 2012, respectively.
Rental and other property income increased $68.9 million, or 32%, to $283.3 million for the six months ended June 30, 2013, compared to $214.4 million for the six months ended June 30, 2012. The increase was primarily due to an increase in the average gross real estate assets net of gross intangible lease liabilities we owned to $6.9 billion for six months ended June 30, 2013, compared to $5.7 billion for the six months ended June 30, 2012. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $28.8 million of tenant reimbursement income during the six months ended June 30, 2013, compared to $19.7 million during the six months ended June 30, 2012.

We also review our stabilized operating results from same store properties. The following table shows our same store portfolio statistics, which include 647 properties, excluding properties acquired through the Unconsolidated Joint Ventures, acquired prior to December 31, 2011 and owned through June 30, 2013:

	Six Months Ended June 30,		Increase/(Decrease)
	2013	2012	$ Change	% Change
Same store base rental revenue (1)	$186,924	$185,096	$1,828	1.0%
Same store other rental revenue (1)	9,293	10,482	(1,189)	(11.3)%
Total same store rental revenue	196,217	195,578	639	0.3%

Rental and other property income from income-producing properties acquired subsequent to December 31, 2011 and properties sold prior to June 30, 2013	87,117	18,781	68,336	363.9%

Total rental and other property income	$283,334	$214,359	$68,975	32.2%
________________
(1) Base rental revenue represents contractual base rental revenue earned and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above market intangible lease assets or the amortization of below market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as tenant reimbursement income are included in the line item, referred to as “same store other rental revenue.”
In addition, we earn revenue on our real estate-related investments, including interest income on notes receivable and marketable securities. Interest income on notes receivable increased $1.1 million, or 39%, to $3.9 million for the six months ended June 30, 2013, compared to $2.8 million for the six months ended June 30, 2012. The increase was primarily due to the interest income earned on the $25.0 million Mezzanine Note acquired subsequent to June 30, 2012. We also recorded interest income on marketable securities of $11.9 million for the six months ended June 30, 2013 compared to $7.4 million for the six months ended June 30, 2012. We owned marketable securities with an average face value of $346.5 million during the six months ended June 30, 2013, compared to marketable securities with an average face value of $284.1 million during the six months ended June 30, 2012, of which $174.3 million was purchased during the three months ended June 30, 2012.
General and Administrative Expenses and Property and Asset Management Expenses. In aggregate, general and administrative expenses and property and asset management expenses increased $2.4 million, or 8%, to $32.1 million for the six months ended June 30, 2013, compared to $29.7 million for the six months ended June 30, 2012. Prior to the Merger, pursuant to the advisory agreement with Holdings, we paid property and asset management fees and reimbursements to Holdings related to these services. These fees and reimbursements were recorded in property and asset management expenses in the accompanying condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q. Subsequent to the Merger Date, we were no longer required to pay these fees and reimbursements and all general and administrative expenses incurred are allocated between the PCM segment and REI segment and are recorded in general and administrative expenses in the accompanying condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.
For the six months ended June 30, 2013, we incurred $16.8 million of general and administrative expenses. The primary general and administrative expense items were the REI segment’s share of employee compensation and benefits of $5.8 million, escrow and trustee fees and professional and accounting fees. In addition, general and administrative expenses included $2.9 million of costs related to the Listing and Tender Offer expenses incurred during the six months ended June 30, 2013. During the six months ended June 30, 2013, we incurred $15.3 million of property and asset management expenses, which primarily represent the fees paid to Holdings prior to the Merger.
Merger Related Stock-Based Compensation Expense. For the six months ended June 30, 2013, we recorded Merger related stock-based compensation expense of $10.3 million, which was related to the amortization of the Escrow Shares in connection with the Upfront Stock Consideration and the Listing Consideration. See Note 3 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further details. No Merger related stock-based compensation expense was recorded during the six months ended June 30, 2012.

Property Operating Expenses. Property operating expenses increased $11.8 million or 55%, to $33.1 million for the six months ended June 30, 2013, compared to $21.3 million for the six months ended June 30, 2012. The increase was primarily due to increased property taxes, utilities, repairs and maintenance and insurance expenses relating to owning an average of $6.9 billion of gross real estate assets during the six months ended June 30, 2013, compared to owning an average of $5.7 billion of gross real estate assets during the six months ended June 30, 2012. In addition, the increase was due to the ownership of more properties during the six months ended June 30, 2013 than in the six months ended June 30, 2012, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. Of these property operating expenses, 93% are reimbursable by the respective tenants.
Merger and Acquisition Related Expenses. Merger and acquisition related expenses primarily consisted of $27.7 million recorded for legal, consulting and other expenses related to the Merger during the six months ended June 30, 2013. No Merger related expenses were recorded during the six months ended June 30, 2012. These expenses were partially offset by a $2.3 million decrease in the fair value of the Merger Contingent Consideration. Property related acquisition expenses decreased $30.8 million, or 94%, to $2.0 million for the six months ended June 30, 2013, compared to $32.8 million for the six months ended June 30, 2012. The decrease was due to acquisition related expenses incurred in connection with the purchase of 15 commercial properties, for an aggregate purchase price of $290.7 million, during the six months ended June 30, 2013, compared to 245 commercial properties, for an aggregate purchase price of $1.1 billion, during the six months ended June 30, 2012. In addition, prior to the Merger, pursuant to the advisory agreement with Holdings, we paid an acquisition fee to Holdings of 2% of the contract purchase price of each property or asset acquired. We also reimbursed Holdings for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan other than for personnel costs for which Holdings received acquisition fees. Subsequent to the Merger, these fees and reimbursements were eliminated.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $26.6 million, or 37%, to $98.1 million for the six months ended June 30, 2013, compared to $71.5 million for the six months ended June 30, 2012. The increase was primarily due to an increase in the average invested assets to $7.4 billion for the six months ended June 30, 2013, from $6.0 billion for the six months ended June 30, 2012.
Equity in Income of Unconsolidated Entities. Equity in income of unconsolidated entities increased $1.4 million, or 157%, to $2.3 million for the six months ended June 30, 2013, compared to $886,000 for the six months ended June 30, 2012. The increase is primarily due to the acquisition of our interests in four of the Unconsolidated Joint Ventures throughout the six months ended June 30, 2012 and one of the Unconsolidated Joint Ventures subsequent to June 30, 2012.
Other (Expense) Income. During the six months ended June 30, 2013 we recorded a loss on the sale of marketable securities of $1.3 million, which was partially offset by other miscellaneous non-rental related income. Other income during the six months ended June 30, 2012 primarily consisted of non-recurring net proceeds of $2.7 million received as a result of a seller terminating a purchase agreement. Other income also includes interest income on uninvested cash.
Interest Expense. Interest expense increased $30.7 million, or 54%, to $88.0 million for the six months ended June 30, 2013, compared to $57.3 million during the six months ended June 30, 2012. The increase was primarily due to an increase in the average aggregate amount of notes payable and other borrowings outstanding to $3.4 billion during the six months ended June 30, 2013, from $2.6 billion for the six months ended June 30, 2012. In addition, the Company expensed $2.6 million of unamortized deferred financing costs incurred in connection with the original Credit Facility, and recorded $2.6 million of loan costs related to the amendment to the Credit Facility and reclassified a $2.6 million loss from accumulated other comprehensive income into interest expense on two ineffective interest rate swaps related to the amendment to the Credit Facility during the six months ended June 30, 2013. See Notes 10 and 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on 10-Q for further information.
Income from Discontinued Operations. Income from discontinued operations was $838,000 for the six months ended June 30, 2013, compared to $7.8 million for the six months ended June 30, 2012. The decrease was primarily due to the sale of 28 properties throughout the year ended December 31, 2012, so no operating results for these properties were recorded during the six months ended June 30, 2013.
Gain on sale of real estate assets. During the six months ended June 30, 2013, we recorded a gain on the sale of 15 properties of $19.0 million. During the six months ended June 30, 2012, we recorded a gain on the sale of 12 properties of $14.8 million.

Private Capital Management Segment
Effective April 5, 2013, we consummated the Merger and acquired the business conducted by Holdings. As we did not commence operations for the PCM segment until April 5, 2013, comparative financial data is not presented for the three and six months ended June 30, 2012.
Three and Six Months Ended June 30, 2013
Private Capital Management Revenue. PCM revenue for the three and six months ended June 30, 2013 each totaled $82.6 million. PCM revenue primarily consisted of dealer manager fees, selling commissions and offering reimbursements of $51.8 million, of which $39.0 million was reallowed to participating broker-dealers as discussed below, and $8.6 million related to organization and offering expense reimbursements from the Managed REITs. In addition, we recorded transaction services revenue of $21.5 million, which included acquisition fees related to the acquisition of properties on behalf of certain of the Managed REITs. We also recorded management fees and reimbursements of $9.3 million, which consisted of asset and property management fees from certain Managed REITs of $7.1 million and reimbursements for expenses incurred in providing advisory and asset and property management services to certain Managed REITs of $2.2 million.
Reallowed Fees and Commissions. We reallowed $33.4 million, or 100%, of selling commissions earned by participating broker-dealers related to the sale of securities of the Managed REITs in offering for the three and six months ended June 30, 2013 and $5.6 million, or 57%, related to the payment of all or a portion of our dealer manager fees to participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers.
General and Administrative Expenses. General and administrative expenses for the three and six months ended June 30, 2013 each totaled $28.7 million, primarily consisting of the PCM segment’s share of employee compensation and benefits expense of $21.8 million and operating costs including rent, supplies and facility maintenance.
Benefit from Income Taxes. We recorded a benefit from income taxes of $235,000 for each of the three and six months ended June 30, 2013 related to our TRS. While most of the business activities of the PCM segment are conducted through the TRS, revenues and expenses recorded in the TRS for tax purposes are not the same as those included in the PCM segment in accordance with GAAP.  In future periods, we expect to recognize an income tax expense, not a benefit from income taxes.
Funds From Operations and Adjusted Funds From Operations
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
In addition to FFO, we use Adjusted Funds From Operations (“AFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our company. AFFO, as defined by our company, excludes from FFO acquisition and merger related costs that are required to be expensed in accordance with GAAP, straight-line rental revenue, certain charges such as amortization of intangibles, Listing and Tender Offer related costs, stock-based compensation and gains and losses. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after we cease to acquire properties on a frequent and regular basis. AFFO also allows for a comparison of the performance of our operations with other traded REITs that are not currently engaging in acquisitions and mergers, as well as a comparison of our performance with that of other traded REITs, as AFFO, or an equivalent measure, is routinely reported by traded REITs, and we believe often used by analysts and investors for comparison purposes.

For all of these reasons, we believe FFO and AFFO, in addition to net income and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our company over time. However, not all REITs calculate FFO and AFFO the same way, so comparisons with other REITs may not be meaningful. FFO and AFFO should not be considered as alternatives to net income or to cash flows from operating activities, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.
AFFO may provide investors with a useful indication of our future performance and of the sustainability of our current distribution policy. However, because AFFO excludes items, which are an important component in an analysis of the historical performance of a property, AFFO should not be construed as a historic performance measure. Neither the SEC, NAREIT, nor any other regulatory body has evaluated the acceptability of the exclusions contemplated to adjust FFO in order to calculate AFFO and its use as a non-GAAP financial performance measure.
FFO and AFFO are influenced by the timing of acquisitions and the operating performance of our company. Our calculations of FFO and AFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, are presented in the table below for the three and six months ended June 30, 2013 and 2012 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET INCOME ATTRIBUTABLE TO THE COMPANY	$29,023	$23,223	$69,134	$59,160
Depreciation and amortization of real property	50,405	41,294	98,368	77,697
Depreciation and amortization of real estate assets in unconsolidated joint ventures	1,733	1,138	3,471	1,604
Net gain on sale and condemnation of real estate assets	(4,931)	(664)	(18,884)	(15,445)
Funds from operations (FFO)	76,230	64,991	152,089	123,016
Merger and acquisition related expenses	11,810	17,438	27,423	32,819
Merger related stock-based compensation expense	10,278	—	10,278	—
Listing and tender offer expenses	2,854	—	2,854	—
Amortization of deferred financing costs	3,958	3,379	7,707	6,622
Straight-line rent adjustments	(8,881)	(8,209)	(18,569)	(15,278)
Above/below market lease intangibles amortization, net	731	801	1,601	1,714
Loss on derivatives and extinguishment of debt	7,782	—	7,782	126
Loss on the sale of marketable securities	1,331	—	1,331	—
Other amortization (accretion), net (1)	4,547	(1,190)	3,177	(1,356)
Other gains (2)	—	—	—	(2,744)
Proportionate share of adjustments for unconsolidated joint ventures	121	(409)	151	(340)
Adjusted funds from operations (AFFO)	$110,761	$76,801	$195,824	$144,579
________________

(1)	Primarily consists of CMBS accretion and amortization of intangible assets.

(2)
During the six months ended June 30, 2012, a purchase agreement was terminated and the seller paid us a breakage fee and reimbursed us for certain underwriting expenses paid. We recorded these proceeds, net of underwriting expenses and advisor reimbursements, of $2.7 million as other income.

Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year (each, a “Daily Distribution”) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2013 and ending on June 30, 2013 (each, a “Record Date”), with each Daily Distribution payable (i) as of each Record Date prior to the closing date of the consummation of the Merger in the amount of $0.001781016 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) and (ii) as of each Record Date on or after the closing date of the consummation of the Merger in the amount of $0.0019179 per share (which equates to 7.00% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price). As a result of the consummation of the Merger, as discussed in Note 3 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q, the Daily Distributions on and after the Merger Date have therefore increased as set forth above.

On June 17, 2013, our board of directors authorized the declaration and payment of a cash dividend on a monthly basis, in the amount of $0.05833334 per share of common stock (a monthly rate that is equivalent to an annual rate of $0.70 per share) for stockholders of record as of each of July 31, 2013, August 30, 2013 and September 30, 2013, respectively. The payment dates for the dividends for the stockholders of record as of July 31, 2013, August 30, 2013 and September 30, 2013 will be August 1, 2013, September 3, 2013 and October 1, 2013, respectively. Subsequent to June 30, 2013, our board of directors authorized (i) an increase to its previous authorization of the payment of cash dividends for each of the months of August and September 2013 from $0.05833334 per share of common stock (a monthly rate that is equivalent to an annual rate of $0.70 per share) to $0.06 per share of common stock (a monthly rate that is equivalent to an annual rate of $0.72 per share) and (ii) the declaration and payment of a cash dividend on a monthly basis, in the amount of $0.06 per share of common stock (a monthly rate that is equivalent to an annual rate of $0.72 per share) for stockholders of record as of October 31, 2013. The payment dates for the dividends for the stockholders of record as of August 30, 2013 and September 30, 2013 will remain unchanged and will be September 3, 2013 and October 1, 2013, respectively. The payment date for the dividends for the stockholders of record as of October 31, 2013 will be November 1, 2013.
During the six months ended June 30, 2013 and 2012, we paid distributions of $160.7 million and $140.7 million, respectively, including $74.4 million and $80.5 million, respectively, through the issuance of shares pursuant to our DRIP. Our 2013 distributions were funded by net cash provided by operating activities of $146.8 million, or 91%, distributions received in excess of income from the unconsolidated entities of $2.4 million, or 2%, and borrowings of $11.5 million, or 7%. Our 2012 distributions were funded by net cash provided by operating activities of $112.7 million, or 80%, and proceeds from the issuance of common stock of $28.0 million, or 20%. Net cash provided by operating activities for the six months ended June 30, 2012 reflects a reduction for real estate acquisition related costs incurred and expensed of $32.8 million in accordance with GAAP.  We treat our real estate acquisition expenses as funded by proceeds from the offering of our shares. Therefore, proceeds from the issuance of common stock for the six months ended June 30, 2012 have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities.
Share Redemptions
On April 12, 2013, our board of directors, including all of its independent directors, voted to suspend our share redemption program in anticipation of the Listing. As a result of the suspension of the share redemption program, all redemption requests received from stockholders and determined to be in good order on or before April 22, 2013 were honored in accordance with the terms, conditions and limitations of the share redemption program. We did not process or accept any requests for redemption that were not in good order on or before that date. On June 17, 2013, our board of directors, including all of our independent directors, voted to terminate our share redemption program effective as of June 20, 2013, when we listed our shares of common stock on the NYSE, and our share redemption program terminated on such date.
During the six months ended June 30, 2013, we received valid redemption requests pursuant to the share redemption program relating to approximately 5.3 million shares, which we redeemed in full for $52.3 million (an average of $9.82 per share). A valid redemption request is one that was received in good order on or before April 22, 2013 and complied with the applicable requirements and guidelines of our share redemption program that was suspended on April 12, 2013. We have funded share redemptions with proceeds of our DRIP Offering. In addition, as discussed in Note 15 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q, we redeemed approximately 796,000 shares to satisfy applicable tax withholdings related to the Upfront Stock Consideration and Listing Consideration.
Fractional Share Redemptions
In connection with the Listing, our board of directors, including all of our independent directors, determined to eliminate all outstanding fractional shares of our common stock no earlier than the 11th business day following the completion or termination of the Tender Offer by paying each holder of a fractional share as of the record date for the payments an amount in cash equal to the fraction of a share being repurchased multiplied by the average closing price of our common stock on the NYSE for the ten trading days ending on the trading day prior to the record date, rounded to the nearest whole cent.

Share Repurchase Program
On June 20, 2013, our board of directors adopted the Share Repurchase Program, authorizing us to repurchase, from time to time, shares of common stock for an aggregate purchase price (excluding fees, commissions and all other ancillary expenses) of up to $250.0 million commencing no earlier than the 11th business day following the completion or termination of the Tender Offer. We may conduct repurchases on the open market, including through the facilities of the NYSE, in privately negotiated transactions, or otherwise, by direct purchases of common stock or purchases pursuant to derivative instruments or securities relating to common stock, or other transactions. The timing and extent of any repurchases will depend upon market conditions, the trading price of our common stock and other factors. The Share Repurchase Program does not require us to acquire any specific number of or value of shares (subject to the maximum value stated above) and may be terminated at any time. We intend to fund the purchase price for shares of common stock repurchased pursuant to the Share Repurchase Program, and all related fees and expenses, from available cash and/or borrowings under the Credit Facility.
Liquidity and Capital Resources
General
As of June 30, 2013, we had cash and cash equivalents of $167.5 million and available borrowings of $566.2 million under our Credit Facility. Additionally, as of June 30, 2013, we had unencumbered properties with a gross book value of $2.0 billion, including $1.9 billion of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to our Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under our Credit Facility.
On June 20, 2013, we commenced the Tender Offer to purchase for cash up to $250.0 million in value of shares of our common stock from our stockholders. Under the terms of the Tender Offer, we intend to select the lowest price, not greater than $13.00 nor less than $12.25 per share, net to the tendering stockholder in cash, less any applicable withholding taxes and without interest, which would enable us to purchase the maximum number of shares having an aggregate purchase price not to exceed $250.0 million. We intend to fund the purchase price for shares of common stock accepted for payment pursuant to the Tender Offer, and related fees and expenses, from available cash and/or borrowings under the Credit Facility. Subject to modification or withdrawal in accordance with its term, the Tender Offer is scheduled to expire on August 8, 2013.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, including those related to the PCM segment, primarily for compensation expense, distributions to stockholders, purchases of our shares under the Tender Offer and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through cash flows provided by operations and borrowings on our Credit Facility. Operating cash flows are expected to increase as a result of our new income stream of fees earned by the PCM segment from the management of the Managed REITs and from the elimination of our external management fee expenses. As of June 30, 2013, we and the Consolidated Joint Ventures had a total of $29.1 million of fixed rate debt and construction facilities maturing within the next 12 months. In addition, we have repurchase agreements of $100.1 million maturing within the next 12 months that we may elect to renew for periods of 90 days until the respective CMBS mature. The CMBS have a weighted average remaining term of 8.6 years. If we are unable to extend, finance or refinance the amounts maturing, we expect to pay down any remaining amounts through a combination of the use of available cash, cash provided by property operations, available borrowings on our Credit Facility and borrowings on our unencumbered properties. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for distributions to stockholders, interest and principal on any future debt financings, start-up costs for future REITs we may manage, the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses and operating expenses, including compensation expense. Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses and debt maturities from our cash flow from operations, and we expect to meet cash needs for acquisitions and debt maturities from secured or unsecured borrowings on our current unencumbered properties and future properties, refinancing of current debt, borrowings on our Credit Facility and the strategic sale of real estate and related assets.

We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions as necessary, including borrowing on the Credit Facility and/or future borrowings on our unencumbered assets. During the six months ended June 30, 2013, we funded distributions to our stockholders with cash flows from operations and distributions received in excess of income from the Unconsolidated Joint Ventures as discussed above in the section captioned “Distributions.” The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios, and leverage ratios. These covenants may limit our ability to incur additional debt and make borrowings on the Credit Facility.
As of June 30, 2013, we had issued approximately 499.9 million shares of our common stock in the Offerings resulting in gross proceeds of $5.0 billion. Pursuant to the share redemption program, we had redeemed a total of approximately 17.9 million shares of common stock for a cost of $174.7 million, at an average price per share of $9.77 as of June 30, 2013.
As of June 30, 2013, we and the Consolidated Joint Ventures had $3.5 billion of debt outstanding. See Note 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Additionally, the ratio of debt to gross real estate and related assets net of gross intangible lease liabilities, as of June 30, 2013, was 47% and the weighted average years to maturity was 6.0 years.
Our contractual obligations as of June 30, 2013, were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years (7)
Principal payments - fixed rate debt(3)	$2,578,318	$2,341	$313,107	$336,244	$1,926,626
Interest payments - fixed rate debt	805,138	117,932	224,997	195,250	266,959
Principal payments - variable rate debt	96,843	—	54,781	34,312	7,750
Interest payments - variable rate debt(4)	12,122	3,007	4,796	3,811	508
Principal payments - construction facilities	26,752	26,752	—	—	—
Interest payments - construction facilities	312	312	—	—	—
Principal payments - credit facility	700,000	—	—	700,000	—
Interest payments - credit facility(5)	102,844	19,958	43,181	39,705	—
Principal payments - repurchase agreements(6)	100,057	100,057	—	—	—
Interest payments - repurchase agreements	160	160	—	—	—
Total	$4,422,546	$270,519	$640,862	$1,309,322	$2,201,843
_______________

(1)
As of June 30, 2013, we had $473.0 million of variable rate debt fixed through the use of interest rate swaps. We used the rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(2)
The table does not include loan amounts associated with the Unconsolidated Joint Ventures of $196.0 million, of which $10.2 million is recourse to CCPT III OP. These loans mature on various dates ranging from October 2015 to July 2021.

(3)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties and our Consolidated Joint Ventures. As of June 30, 2013, the fair value adjustment, net of amortization, of mortgage notes assumed was $542,000.

(4)	Rates ranging from 2.44% to 3.44% were used to calculate the variable debt payment obligations in future periods. These were the rates effective as of June 30, 2013.

(5)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on an interest rate of 3.30%, which is the fixed rate under the respective executed swap agreement that will have the effect of fixing the variable interest rate per annum on July 17, 2013 through the maturity date of June 2018.

(6)	We may elect to renew the terms under the Repurchase Agreements for periods of 90 days until the respective CMBS, which are held as collateral, mature.

(7)
Assumes we accept the interest rates that one lender may reset on September 1, 2013 and February 1, 2015, respectively, related to mortgage notes payable of $30.0 million and $32.0 million, respectively.

Prior to the amendment of our charter on June 19, 2013, our charter prohibited us from incurring debt that would cause our borrowings to exceed the greater of 75% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.
Under the PCM segment, we enter into purchase and sale agreements, and deposits funds into escrow towards the purchase of such acquisitions, most of which are expected to be assigned to one of the Managed REITs at or prior to the closing of the respective acquisition. As of June 30, 2013, we were a party in 48 purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 139 properties, subject to meeting certain criteria, for an aggregate purchase price of $461.7 million, exclusive of closing costs.  As of June 30, 2013, we had $9.7 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. We will be reimbursed by the assigned Managed REIT for amounts escrowed when it acquires a property. As of August 1, 2013, we had assigned 13 of these properties, with an aggregate purchase price of $107.9 million, to certain of the Managed REITs. As of August 1, 2013, two agreements were terminated and no escrow deposits were forfeited.
The Holdings Executives have the right to the Merger Contingent Consideration amounts to be paid by us in connection with the Merger and the Listing. The estimated fair value of these arrangements totaled $207.3 million as of June 30, 2013. In addition, we own properties subject to earnout provisions obligating us to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the properties. Assuming all the conditions are satisfied, we estimate that we would be obligated to pay $3.9 million in accordance with the purchase agreements.
Cash Flow Analysis
Operating Activities. During the six months ended June 30, 2013, net cash provided by operating activities increased $34.1 million, or 30%, to $146.8 million, compared to $112.7 million for the six months ended June 30, 2012. The change was primarily due to operating cash flow generated from the PCM segment we acquired in the Merger, increases in depreciation and amortization expenses totaling $33.3 million, the change in prepaid expenses and other assets of $5.2 million and net income of $10.3 million. These increases were partially offset by a change in deferred rent and other liabilities of $9.0 million and a change in due from affiliates of $5.2 million for the six months ended June 30, 2013. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. During the six months ended June 30, 2013, net cash used in investing activities decreased $1.0 billion, or 82%, to $220.3 million, compared to $1.2 billion for the six months ended June 30, 2012. The change is primarily due to the acquisition of 15 commercial properties for an aggregate purchase price of $290.7 million during the six months ended June 30, 2013, compared to 245 commercial properties for an aggregate purchase price of $1.1 billion for the six months ended June 30, 2012, combined with cash proceeds from the sale of marketable securities of $36.5 million during the six months ended June 30, 2013.
Financing Activities. During the six months ended June 30, 2013, net cash provided by financing activities decreased $1.1 billion, or 96%, to $48.5 million, compared to $1.2 billion for the six months ended June 30, 2012. The change was primarily due to a decrease in proceeds from the issuance of common stock of $833.0 million for the six months ended June 30, 2013 due to the closing of the Follow-on Offering subsequent to June 30, 2012, combined with the decrease in the proceeds of notes payable and other borrowings of $541.9 million, partially offset by a decrease in the repayment of notes payable and other borrowings of $228.1 million.
Election as a REIT
We are taxed as a REIT under the Internal Revenue Code. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax, with the exception of our TRS, on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).

If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. The benefit from federal and state income taxes that has been made in our accompanying condensed consolidated unaudited financial statements is solely attributable to the activity of our TRS. As a REIT, although we are not generally subject to federal income tax, we are still subject to certain state and local taxes related to the operations of properties in certain locations, which have also been provided for and are included in the general and administrative expenses in our accompanying condensed consolidated unaudited financial statements.
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
Except as set forth below, a complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Goodwill, goodwill impairment, reportable segments and PCM segment revenue recognition were not considered critical accounting policies for the year ended December 31, 2012 because such transactions had not occurred at the time. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto.
Goodwill
In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed represents goodwill. The Company allocates goodwill to the respective reporting unit in which such goodwill arose. In connection with the Merger, the Company recorded goodwill in its PCM segment. Prior to the Merger, there was no goodwill recorded.
Impairments
Goodwill
The Company will evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event using a two-step process. To identify any impairment, the Company will first compare the estimated fair value of the business segment with its respective carrying amount, including goodwill. The Company will calculate the estimated fair value of the PCM segment by applying a multiple, based on comparable companies, to earnings. The selection of the comparable companies and transactions to be used in the Company’s evaluation process could have a significant impact on the fair value of the Company’s reporting unit and possible impairments. If the fair value of the reporting unit exceeds its carrying amount, the Company will not consider goodwill to be impaired and no further analysis will be required. If the carrying amount of the business segment exceeds its estimated fair value, the Company will then perform the second step to determine and measure the amount of the potential impairment charge.
For the second step, the Company will compare the implied fair value of the goodwill for the business segment with its respective carrying amount and record an impairment charge equal to the excess of the carrying amount over the implied fair value. The Company will determine the implied fair value of the goodwill by allocating the estimated fair value of the business segment to its assets and liabilities. The excess of the estimated fair value of the business segment over the amounts assigned to its assets and liabilities will be the implied fair value of the goodwill.

Reportable Segments
The Company has concluded that it has two reportable segments as it has organized its operations into two segments for management and internal financial reporting purposes, Real Estate Investment and Private Capital Management. Refer to Note 4 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further information.
Revenue Recognition
Private Capital Management Segment
Revenue consists of securities sales commissions and dealer manager fees, real estate acquisition fees, asset management fees and property management fees for services relating to the Managed REITs’ offerings and the investment and management of their respective assets, in accordance with the respective advisory and dealer manager agreements. The Company records revenue related to acquisition fees, securities sales commissions and dealer manager fees upon completion of a transaction and asset and property management fees as services are performed. The Company is also reimbursed for certain costs incurred in providing these services. Securities sales commission and dealer manager reimbursements are recorded as revenue as the expenses are incurred. Other reimbursements are recorded as revenue when reimbursements are reasonably assured.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 13 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We are contractually responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. In addition, we distribute the shares of common stock for certain of the Managed REITs and advise them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings. We receive compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management and disposition of their respective assets, as applicable. See Note 14 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to June 30, 2013 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 18 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2013 and December 31, 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2013, we and four of the Consolidated Joint Ventures had $423.7 million of variable rate debt, including the Revolving Loans and the Repurchase Agreements, and therefore we are exposed to interest rate changes in LIBOR. As of June 30, 2013, a change of 50 basis points in interest rates would result in a change in interest expense of $2.1 million per annum, assuming all of our derivatives remain effective hedges. In the future we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.
As of June 30, 2013, we had 65 interest rate swap agreements outstanding, which mature on various dates from June 2014 through April 2021, with an aggregate notional amount under the swap agreements of $1.3 billion and an aggregate net fair value of $(15.8) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2013, an increase of 50 basis points in interest rates would result in a decrease to the fair value of the derivative liability of $13.6 million.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The nature of legal proceedings against us is discussed in Note 13 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
In the ordinary course of business we may become subject to additional litigation or claims. We are not aware of any material pending legal proceedings, other than as stated above and ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
The following risk factors supplement the risk factors set forth in “Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. The risk factors contained in this “Item 1A - Risk Factors” should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.
Risks Related to an Investment in Cole Real Estate Investments, Inc. (formerly known as Cole Credit Property Trust III, Inc.)
Revenue and earnings from our PCM segment are subject to volatility, which may cause the revenue and earnings attributable to our PCM segment to fluctuate.
Growth in revenue from our PCM segment is dependent in large part on our ability to raise capital in offerings for existing or future Managed REITs or other future programs, as well as on our ability to make investments that meet the investment criteria of existing and future entities, both of which are subject to uncertainty with respect to capital market and real estate market conditions. This uncertainty may create volatility in our earnings because of the resulting fluctuation in PCM segment revenue. PCM segment revenue generated from management fees and property management fees for services relating to the Managed REITs’ offerings and the investment and management of their respective assets may be affected by factors that include not only our ability to increase the Managed REITs’ portfolio of properties under management, but also changes in valuation of those properties, as well as sales of the Managed REIT properties and assets. In addition, revenue from our PCM segment, including our ability to earn performance-based revenue, as well as the value of our holdings of Managed REIT interests and dividend income from those interests, may be significantly affected by the results of operations of the Managed REITs. The Managed REITs have each invested a majority of their respective assets (other than short-term investments) in triple-net leased properties substantially similar to those we hold, and consequently the results of operations of, and cash available for distribution by, each of the Managed REITs, is likely to be substantially affected by the same market conditions, and subject to the same risk factors, as the properties we own.
The Managed REITs may not generate sufficient revenue or may incur significant debt, which either due to liquidity problems or restrictive covenants contained in their borrowing agreements could restrict their ability to pay or reimburse fees and expenses owed to us when due. In addition, the revenue payable by the Managed REITs is subject to certain limits set forth in the respective advisory agreements, which may limit the growth of our PCM segment revenue. Furthermore, our ability to earn certain streams of revenue from the Managed REITs is tied to providing liquidity events for the Managed REITs. Our ability to provide such liquidity events, and to do so under circumstances that will satisfy the applicable subordination requirements, will depend on market conditions at the relevant time, which may vary considerably over a period of years. We may generate significantly higher revenue and income from our PCM segment in years in which a liquidity event occurs.
Because the revenue streams from the advisory agreements with the Managed REITs are subject to limitation or cancellation, any such termination could adversely affect our financial condition, cash flow and the amount available for distributions to you.
Our advisory agreements with the Managed REITs are renewable annually and may generally be terminated by each Managed REIT, without cause or penalty, immediately upon a change of control of the Managed REIT or upon 60 days’ written notice. The respective advisory agreements are currently scheduled to expire on November 30, 2013, but will be submitted to the boards of directors of the respective Managed REITs for renewal prior to their expiration. There can be no assurance that these advisory agreements will be renewed before they expire or that the advisory agreements will not be terminated. Any such non-renewal or termination could adversely affect our financial condition, cash flow and the amount available for distributions to you.

Changes in investor preferences or market conditions could limit our ability to raise funds or make new investments.
Our PCM segment has relied predominantly on raising funds from individual investors through the sale by participating selected dealers to their customers of publicly-registered, non-traded securities of the Managed REITs. Although we have a large number of broker-dealers we use for fundraising, the majority of our fundraising efforts are through several major selected dealers. If, as a result of changes in market receptivity to investments that are not readily liquid and involve high selected dealer fees, or for other reasons, this capital-raising method were to become less available as a source of capital, our ability to raise funds for the Managed REITs, and consequently our ability to make investments on their behalf, could be adversely affected. While we are not limited to this particular method of raising funds for investment (and, among other things, the Managed REITs may themselves be able to borrow additional funds to invest), our experience with other means of raising funds for investment is limited. Also, many factors, including changes in tax laws or accounting rules, may make these types of investments less attractive to potential sellers and lessees, which could negatively affect our ability to increase the amount of assets of this type under management.
Our portfolio growth is constrained by our policies that govern the allocation of investment opportunities that may be suitable for us and the Managed REITs.
We have adopted an asset allocation policy to allocate property acquisitions among us and the Managed REITs. For any managed REIT programs that we, through our subsidiaries, sponsor that commence operations on or after March 5, 2013, we retain a right of first refusal for all opportunities to acquire real estate and real estate-related assets or portfolios with a purchase price greater than $100 million. This right of first refusal does not apply to CCIT, CCPT IV or INAV. All transactions with a purchase price at or below $100 million will be allocated among us and the Managed REITs by an allocation committee in a manner consistent with our general investment allocation policy and the investment allocation policies of the Managed REITs.
Subject to right of first refusal described above, if, in the judgment of the allocation committee, an investment opportunity may be equally appropriate for us and one or more of the Managed REITs, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such investment, in the judgment of the allocation committee, to be more appropriate for an entity other than the entity that committed to make the investment, we may determine that we or one of the other Managed REITs will make the investment. This allocation of certain investment opportunities to the Managed REITs may restrict the potential growth of our direct real estate ownership and our ability to diversify our portfolio.
Goodwill resulting from the consummation of the Merger may adversely affect our financial condition and results of operations.
Potential impairment of goodwill resulting from the Merger could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment at least annually or upon the occurrence of a triggering event, as required by GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.
Federal Income Tax Risks
We intend to use a TRS, which may cause us to fail to qualify as a REIT.
The net income of our TRS is not required to be distributed to us, and income that is not distributed to us generally will not be subject to the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. However, there may be limitations on our ability to accumulate earnings in our TRS and the accumulation or reinvestment of significant earnings in our TRS could result in adverse tax treatment. In particular, if the accumulation of cash in our TRS causes the fair market value of our securities in our TRS and certain other non-qualifying assets to exceed 25% of the fair market value of our assets, we would fail to qualify as a REIT and not be as tax efficient.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of June 30, 2013, we had issued approximately 499.9 million shares of our common stock in the Offerings for gross proceeds of $5.0 billion, out of which we paid $401.1 million in selling commissions and dealer manager fees and $62.1 million in organization and offering costs to our advisor or its affiliates. The net offering proceeds were used to acquire $7.2 billion in real estate and related assets and pay $203.6 million in acquisition related expenses.
In the Merger, certain of the Holdings Executives were entitled to a portion of the consideration that otherwise would have been paid to the Holdings Stockholder in the Merger. The Holdings Executives received a total of $21.9 million in cash and approximately 12.1 million newly-issued shares of our common stock, net of shares withheld to satisfy applicable tax withholdings related to the Upfront Stock Consideration and Listing Consideration in a transaction exempt from registration pursuant to section 4(2) of the Securities Act. The Upfront Stock Consideration and the Listing Consideration are subject to a three-year lock-up with approximately one-third of the shares released each year following the Merger Date.
Pursuant to the Merger Agreement and certain preexisting transaction bonus entitlements, additional shares of our common stock are potentially payable in 2017 by us to the Holding Executives as an “earn-out” contingent upon the acquired business’ demonstrated financial success based on two criteria: (a) the acquired business generating EBITDA above a minimum threshold and (b) our stock performance relative to our peer group. The Earnout Consideration is subject to a lockup until December 31, 2017. Additionally, pursuant to the terms of our advisory agreement with our advisor, the Holdings Executives may be entitled to an additional amount of our common stock based on the Incentive Consideration Test Period beginning 180 days after the Company’s shares of common stock are listed; however, the Holdings Stockholder has agreed, as part of the transaction, to a 25% reduction from the amount that otherwise would have been payable under the advisory agreement as a result of a listing of our common stock, if any.
On June 20, 2013, we commenced the Tender Offer to purchase for cash up to $250.0 million in value of shares of our common stock from our stockholders. Under the terms of the Tender Offer, we intend to select the lowest price, not greater than $13.00 nor less than $12.25 per share, net to the tendering stockholder in cash, less any applicable withholding taxes and without interest, which would enable us to purchase the maximum number of shares having an aggregate purchase price not exceeding $250.0 million. We intend to fund the purchase price for shares of common stock accepted for payment pursuant to the Tender Offer, and related fees and expenses, from available cash and/or borrowings under the Credit Facility.
On April 12, 2013, our board of directors, including all of our independent directors, voted to suspend the share redemption program in anticipation of the Listing. As a result of the suspension of the share redemption program, all redemption requests received from stockholders and determined to be in good order on or before April 22, 2013 were honored in accordance with the terms, conditions and limitations of the share redemption program. We did not process or accept any requests for redemption that were not in good order on or before that date. On June 17, 2013, our board of directors, including all of our independent directors, voted to terminate and our share redemption program effective as of June 20, 2013, when we listed our shares of common stock on the NYSE, and our share redemption program terminated effective June 20, 2013.
Prior to April 12, 2013, our share redemption program provided that we would not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve months prior to the end of the fiscal quarter for which the redemptions are being paid (the “Trailing 12-month Cap”); provided, however, that while shares subject to a redemption requested upon the death of a stockholder would be included in calculating the maximum number of shares that may be redeemed, such shares would not be subject to the Trailing 12-month Cap. In addition, all redemptions, including those upon death or qualifying disability, were limited to those that can be funded with cumulative net proceeds from the sale of shares through our DRIP. The redemption price per share (other than shares pursuant to our DRIP) would depend on the price paid for the shares (until such time as our board of directors has determined a reasonable estimate of the value of our shares) and the length of time the stockholder held such shares. The redemption price for shares purchased pursuant to our DRIP was the amount paid for such shares.
In addition to the caps discussed above, the redemptions were limited quarterly to 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter. In addition, the funding for redemptions each quarter generally was limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP. The share redemption program further provided that while shares subject to redemption requested upon the death of a stockholder would be included in calculating the maximum number of shares that may be redeemed, such shares would not be subject to the quarterly percentage caps.

The provisions of the share redemption program in no way limited our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deemed to be in our best interest. During the three months ended June 30, 2013, we redeemed shares, including those under the share redemption program and shares redeemed to satisfy applicable tax withholdings related to the Upfront Stock Consideration and Listing Consideration, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 - April 30, 2013	2,604,499	$10.31	1,943,574	(1)
May 1, 2013 - May 31, 2013	538,603	$9.84	538,603	(1)
June 1, 2013 - June 30, 2013	134,606	$10.90	—	(1)
Total	3,277,708		2,482,177	(1)
________________

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2013 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended June 30, 2013 that would require a response to this item.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Real Estate Investments, Inc. (Registrant)

By:	/s/ Simon J. Misselbrook
Name:	Simon J. Misselbrook
Title:	Senior Vice President of Accounting (Principal Accounting Officer)
Date: August 5, 2013

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.2	Amended and Restated Bylaws of Cole Real Estate Investment, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-35974), filed on June 20, 2013).
3.3	Articles of Amendment (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 333-149290) filed on April 9, 2010).
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

3.6
Articles of Amendment to the Articles of Amendment and Restatement of Cole Credit Property Trust III, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-53960), filed on June 5, 2013).

3.7	Fourth Articles of Amendment and Restatement of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35974), filed on June 20, 2013).
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

10.3
Cole Credit Property Trust III, Inc. 2013 Omnibus Employee Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-53960), filed on May 14, 2013).

10.4
Cole Credit Property Trust III, Inc. 2013 Non-Employee Director Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-53960), filed on May 14, 2013).

10.5
First Amendment to Employment Agreement, dated June 18, 2013, by and among the Company, Cole REIT III Operating Partnership, LP and Christopher H. Cole (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35974), filed on June 20, 2013).

10.6
First Amendment to Employment Agreement, dated June 18, 2013, by and among the Company, Cole REIT III Operating Partnership, LP and Marc T. Nemer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35974), filed on June 20, 2013).

Exhibit No.	Description
10.7
Employment Agreement, dated June 18, 2013, by and among the Company, Cole REIT III Operating Partnership, LP and Jeffrey C. Holland (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35974), filed on June 20, 2013).

10.8
Employment Agreement, dated June 18, 2013, by and among the Company, Cole REIT III Operating Partnership, LP and Stephan Keller (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35974), filed on June 20, 2013).

10.9	Form of Restricted Share Unit Award Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-35974), filed on June 20, 2013).
10.10	Form of Performance Share Unit Award Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-35974), filed on June 20, 2013).
10.11*
Amended and Restated Credit Agreement, dated June 3, 2013, among Cole REIT III Operating Partnership, LP, as the borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and Regions Bank and U.S. Bank National Association as Co-Documentation Agents.

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
**
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.