Form 10-Q
period 2013-09-30
Cole Real Estate Investments, Inc.
filed 2013-11-05
CIK 1425923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
 _____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
As of October 31, 2013, there were 469,364,805 shares of common stock, par value $0.01, of Cole Real Estate Investments, Inc. outstanding.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$1,531,115	$1,490,843
Buildings and improvements, less accumulated depreciation of $277,770 and $187,870, respectively	4,386,349	4,222,363
Acquired intangible lease assets, less accumulated amortization of $174,831 and $122,258, respectively	828,801	860,963
Total investment in real estate assets, net	6,746,265	6,574,169
Investment in notes receivable, net	90,497	90,358
Investment in marketable securities	11,154	51,103
Investment in marketable securities pledged as collateral	260,790	266,098
Investment in unconsolidated entities	92,035	96,785
Total investment in real estate assets and related assets, net	7,200,741	7,078,513
Assets related to real estate held for sale, net	60,739	15,485
Cash and cash equivalents	185,786	192,504
Restricted cash	31,170	18,444
Rents and tenant receivables, less allowance for doubtful accounts of $496 and $337, respectively	105,867	79,760
Intangible and other assets, net	110,591	11,790
Deferred financing costs, less accumulated amortization of $18,372 and $23,105, respectively	59,275	57,229
Goodwill	258,876	—
Leasehold improvements and property and equipment, net	21,005	—
Due from affiliates	13,445	—
Total assets	$8,047,495	$7,453,725
LIABILITIES AND EQUITY
Notes payable and other borrowings	$3,836,596	$3,292,048
Accounts payable and accrued expenses	75,338	42,756
Due to affiliates	—	4,525
Acquired below market lease intangibles, less accumulated amortization of $23,430 and $16,389, respectively	113,878	113,607
Dividends payable	28,720	26,399
Contingent consideration	260,227	5,341
Deferred rent, derivative and other liabilities	49,298	51,317
Liabilities related to real estate held for sale, net	35,370	322
Total liabilities	4,399,427	3,536,315
Commitments and contingencies
Redeemable common stock	—	234,578
EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 990,000,000 shares authorized, 469,364,805 and 479,547,099 shares outstanding, respectively	4,693	4,795
Capital in excess of par value	4,181,120	4,068,015
Accumulated dividends in excess of earnings	(572,310)	(416,886)
Accumulated other comprehensive income	18,020	23,101
Total stockholders’ equity	3,631,523	3,679,025
Noncontrolling interests	16,545	3,807
Total equity	3,648,068	3,682,832
Total liabilities and equity	$8,047,495	$7,453,725
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Real estate investment revenue	$159,803	$131,913	$467,223	$361,475
Interest income on real estate-related investments	6,917	8,247	22,702	18,488
Private capital management revenue	199,831	—	282,474	—
Total revenue	366,551	140,160	772,399	379,963
Expenses:
Reallowed fees and commissions	130,398	—	169,360	—
General and administrative expenses	55,252	3,291	100,719	12,001
Merger related stock-based compensation	13,329	—	23,607	—
Property operating expenses	17,685	12,701	49,853	33,037
Property and asset management expenses	263	11,717	15,316	32,384
Merger and acquisition related expenses	25,237	13,612	52,660	46,431
Depreciation and amortization	53,797	40,760	156,698	110,939
Total operating expenses	295,961	82,081	568,213	234,792
Operating income	70,590	58,079	204,186	145,171
Other income (expense):
Other income	285	483	1,715	5,362
Interest expense	(40,520)	(43,902)	(127,464)	(100,152)
Total other expense	(40,235)	(43,419)	(125,749)	(94,790)
Income from continuing operations before income taxes	30,355	14,660	78,437	50,381
Provision for income taxes	(9,426)	—	(9,191)	—
Income from continuing operations	20,929	14,660	69,246	50,381
Discontinued operations:
Income from discontinued operations	556	3,910	2,581	12,448
Gain on sale of real estate assets	3,078	—	22,085	14,781
Income from discontinued operations	3,634	3,910	24,666	27,229
Net income	24,563	18,570	93,912	77,610
Net income (loss) allocated to noncontrolling interests	374	3	589	(117)
Net income attributable to the Company	$24,189	$18,567	$93,323	$77,727

Basic earnings per common share:
Income from continuing operations	$0.04	$0.03	$0.14	$0.11
Income from discontinued operations	$0.01	$0.01	$0.05	$0.06
Net income attributable to the Company	$0.05	$0.04	$0.19	$0.17
Diluted earnings per common share:
Income from continuing operations	$0.04	$0.03	$0.14	$0.11
Income from discontinued operations	$0.01	$0.01	$0.05	$0.06
Net income attributable to the Company	$0.05	$0.04	$0.19	$0.17
Weighted average number of common shares outstanding:
Basic	479,370,020	476,353,149	482,720,629	457,996,321
Diluted	495,479,956	476,353,149	489,288,861	457,996,321
Dividends declared per common share issued	$0.18	$0.16	$0.51	$0.49
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$24,563	$18,570	$93,912	$77,610

Other comprehensive income:
Unrealized gain (loss) on marketable securities	2,890	44,349	(10,091)	43,038
Reclassification of previous unrealized gain on marketable securities into net income	—	—	(612)	—
Unrealized (loss) gain on interest rate swaps	(3,726)	(2,153)	3,058	(7,830)
Reclassification of previous unrealized loss on interest rate swaps into net income	—	9,263	2,564	9,263
Total other comprehensive (loss) income	(836)	51,459	(5,081)	44,471

Total comprehensive income	23,727	70,029	88,831	122,081
Comprehensive income (loss) attributable to noncontrolling interests	374	3	589	(117)
Total comprehensive income attributable to the Company	$23,353	$70,026	$88,242	$122,198
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF EQUITY
(in thousands, except share amounts)

			Capital in	Accumulated	Accumulated
	Common Stock		Excess	Dividends	Other	Total	Non-
	Number of	Par	of Par	in Excess of	Comprehensive	Stockholders’	controlling	Total
	Shares	Value	Value	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2013	479,547,099	$4,795	$4,068,015	$(416,886)	$23,101	$3,679,025	$3,807	$3,682,832
Issuance of common stock	7,830,909	78	74,317	—	—	74,395	—	74,395
Issuance of common stock related to the merger	8,568,980	86	90,574	—	—	90,660	—	90,660
Merger related stock-based compensation	—	—	23,607	—	—	23,607	—	23,607
Equity plans stock-based compensation	—	—	1,831	—	—	1,831		1,831
Contributions from noncontrolling interests	—	—	—	—	—	—	13,206	13,206
Dividends to noncontrolling interests	—	—	—	—	—	—	(1,057)	(1,057)
Dividends to investors	—	—	—	(248,747)	—	(248,747)	—	(248,747)
Redemptions and cancellations of common stock	(6,174,020)	(62)	(62,006)	—	—	(62,068)	—	(62,068)
Tender repurchase of common stock	(20,408,163)	(204)	(249,796)	—	—	(250,000)	—	(250,000)
Changes in redeemable common stock	—	—	234,578	—	—	234,578	—	234,578
Comprehensive income (loss)	—	—	—	93,323	(5,081)	88,242	589	88,831
Balance, September 30, 2013	469,364,805	$4,693	$4,181,120	$(572,310)	$18,020	$3,631,523	$16,545	$3,648,068

			Capital in	Accumulated	Accumulated
	Common Stock		Excess	Dividends	Other	Total	Non-
	Number of	Par	of Par	in Excess of	Comprehensive	Stockholders’	controlling	Total
	Shares	Value	Value	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2012	385,236,590	$3,852	$3,322,924	$(319,031)	$(24,757)	$2,982,988	$1,275	$2,984,263
Issuance of common stock	96,667,486	967	956,882	—	—	957,849	—	957,849
Contributions from noncontrolling interests	—	—	—	—	—	—	2,938	2,938
Dividends to noncontrolling interests	—	—	—	—	—	—	(312)	(312)
Dividends to investors	—	—	—	(222,966)	—	(222,966)	—	(222,966)
Commissions on stock sales and related dealer manager fees	—	—	(72,926)	—	—	(72,926)	—	(72,926)
Other offering costs	—	—	(13,188)	—	—	(13,188)	—	(13,188)
Redemptions of common stock	(4,713,238)	(47)	(46,071)	—	—	(46,118)	—	(46,118)
Changes in redeemable common stock	—	—	(78,846)	—	—	(78,846)	—	(78,846)
Purchase of investment from noncontrolling interest	—	—	(730)	—	—	(730)	—	(730)
Comprehensive income(loss)	—	—	—	77,727	44,471	122,198	(117)	122,081
Balance, September 30, 2012	477,190,838	$4,772	$4,068,045	$(464,270)	$19,714	$3,628,261	$3,784	$3,632,045
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$93,912	$77,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99,054	80,828
Amortization of intangibles and deferred financing costs, net	72,245	54,043
Accretion of marketable securities and notes receivable, net	(4,065)	(2,799)
Equity in income of unconsolidated entities	(2,365)	(1,331)
Return on investment from unconsolidated entities	2,365	1,331
Gain on sale of real estate assets	(22,085)	(14,781)
Loss on sale of marketable securities	1,331	—
Loss on derivatives and extinguishment of debt	4,268	9,263
Merger related stock-based compensation	23,607	—
Equity plans stock-based compensation	1,831	—
Loss on change in fair value of contingent consideration, net	19,278	288
Other operating activities	573	(413)
Changes in assets and liabilities:
Rents and tenant receivables	(28,229)	(27,147)
Intangible and other assets	(4,348)	(6,131)
Due from affiliates	(9,138)	—
Accounts payable and accrued expenses	19,587	9,807
Deferred rent and other liabilities	(11,699)	(1,997)
Due to affiliates	(4,525)	5
Net cash provided by operating activities	251,597	178,576
Cash flows from investing activities:
Investment in real estate and related assets	(442,515)	(1,743,469)
Cash paid in connection with the merger, net of cash acquired	(7,251)	—
Return of investment and repayment of advance from unconsolidated entities	5,318	22,375
Proceeds from sale and condemnation of real estate assets	98,194	69,222
Proceeds from the sale of marketable securities	36,533	—
Payment of property escrow deposits	(64,894)	(33,532)
Refund of property escrow deposits	49,594	30,571
Change in restricted cash	(12,726)	694
Other investing activities, net	(143)	648
Net cash used in investing activities	(337,890)	(1,653,491)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	832,885
Offering costs on issuance of common stock	—	(87,195)
Redemptions of common stock	(62,068)	(46,118)
Tender repurchase of common stock	(250,000)	—
Dividends to investors	(172,031)	(93,442)
Proceeds from notes payable and other borrowings	871,310	1,482,508
Repayment of notes payable and other borrowings	(302,708)	(726,953)
Deferred financing costs paid	(12,592)	(14,275)
Contributions from noncontrolling interests	13,206	2,938
Other financing activities, net	(5,542)	(7,989)
Net cash provided by financing activities	79,575	1,342,359
Net decrease in cash and cash equivalents	(6,718)	(132,556)
Cash and cash equivalents, beginning of period	192,504	216,353
Cash and cash equivalents, end of period	$185,786	$83,797
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2013

NOTE 1 — ORGANIZATION AND BUSINESS
Cole Real Estate Investments, Inc. (formerly known as Cole Credit Property Trust III, Inc. (“CCPT III”)) (the “Company”) is a Maryland corporation that was formed on January 22, 2008, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. The Company operates through two business segments, Real Estate Investment (“REI”) and Private Capital Management (“PCM”), as further discussed in Note 4. Substantially all of the Company’s REI segment is conducted through Cole REIT III Operating Partnership, LP (“CCPT III OP”), a Delaware limited partnership. Substantially all of the Company’s PCM segment is conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation. CCA is treated as a taxable REIT subsidiary (“TRS”) under Section 856 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
In the Offerings (as defined in Note 15), the Company issued approximately 499.9 million shares of its common stock for aggregate gross proceeds of $5.0 billion, before share redemptions pursuant to the Company’s share redemption program of $174.7 million and offering costs, selling commissions and dealer management fees of $463.2 million. On June 20, 2013, the Company listed its common stock on the New York Stock Exchange (the “NYSE”) under the ticker symbol “COLE” (the “Listing”). Subsequent to the Listing, the Company purchased $250.0 million of shares of its common stock pursuant to the Tender Offer (as defined in Note 15) and, in connection with the Listing, redeemed an aggregate of $394,000 of fractional shares.
On October 22, 2013, the Company entered into an Agreement and Plan of Merger (the “ARCP Merger Agreement”) with American Realty Capital Properties, Inc., a Maryland corporation (“ARCP”) and Clark Acquisition Company, LLC, a Delaware limited liability company and direct wholly owned subsidiary of ARCP (“ARCP Merger Sub”). The ARCP Merger Agreement provides for the merger of the Company with and into ARCP Merger Sub (the “ARCP Merger”), with ARCP Merger Sub surviving as a direct wholly owned subsidiary of ARCP. The board of directors of the Company has, by unanimous vote of the members of the board of directors, approved the ARCP Merger Agreement, the ARCP Merger and the other transactions contemplated by the ARCP Merger Agreement. Refer to Note 19 for further discussion regarding the ARCP Merger.
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
The condensed consolidated unaudited financial statements include the accounts of the Company, its wholly-owned subsidiaries, consolidated joint venture arrangements in which the Company has controlling financial interests and REITs of which the Company is the sole stockholder. The portions of the consolidated joint venture arrangements not owned by the Company are presented as noncontrolling interests as of and during the period consolidated. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified in the condensed consolidated unaudited statements of operations to conform with the current year presentation of real estate assets held for sale and discontinued operations. In addition, prior year revenue amounts were reclassified in the condensed consolidated unaudited statements of operations to conform to the current year presentation for the reportable segments. Also, certain balances have been combined in the condensed consolidated unaudited balance sheets, statements of operations and statements of cash flows.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

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
The Company continually evaluates the need to consolidate joint ventures and the managed investment programs based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture or managed investment programs and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company is the primary beneficiary. As of September 30, 2013, the Company consolidated the accounts of four joint ventures (the “Consolidated Joint Ventures”), which held real estate assets with an aggregate book value of $277.7 million, and, as further discussed in Note 14, the accounts of two managed investment programs with aggregate cash of $400,000.
In addition, the Company evaluates its investments in marketable securities to determine if they represent variable interests in VIEs. As of September 30, 2013, the Company determined that investments in marketable securities are variable interests in VIEs, of which the Company is not the primary beneficiary because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance. The Company’s maximum exposure to loss from these investments does not exceed their aggregate amortized cost basis.
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
September 30, 2013

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
The Company has acquired, and may continue to acquire, certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements are based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, are recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, are reflected in the accompanying condensed consolidated unaudited statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management. The respective amounts recorded are carried at fair value, with any changes in fair value included in net income.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

The Company estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and any difference between such estimated fair value and the mortgage note’s outstanding principal balance is amortized to interest expense over the term of the respective mortgage note payable.
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
September 30, 2013

Investment in Unconsolidated Entities
Investment in Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures as of September 30, 2013 consisted of the Company’s interest in seven joint ventures that owned 12 properties (the “Unconsolidated Joint Ventures”). As of September 30, 2013, the Company owned aggregate equity investments of $91.6 million in the Unconsolidated Joint Ventures. The Company accounts for the Unconsolidated Joint Ventures using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions.
Investment in Unconsolidated Managed REITs
As of September 30, 2013, the Company owned aggregate equity investments of $427,000 in the following publicly registered, non-traded REITs: Cole Credit Property Trust, Inc. (“CCPT”), Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Corporate Income Trust, Inc. (“CCIT”) and Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”, and collectively with CCPT, CCPT IV and CCIT, the “Unconsolidated Managed REITs”). The Company accounts for these investments using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over the Unconsolidated Managed REITs’ operating and financial policies through its advisory and property management agreements with the respective Unconsolidated Managed REITs. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Unconsolidated Managed REIT’s earnings and distributions.
Leasehold Improvements and Property and Equipment
The Company leases its office facilities under operating leases. Leasehold improvements related to these are recorded at cost less accumulated amortization. Leasehold improvements are amortized over the lesser of the estimated useful life or remaining lease term. The Company recorded $320,000 and $587,000 of amortization expense for the three months ended September 30, 2013 and the period from the Cole Holdings Merger Date (as defined in Note 3) to September 30, 2013, respectively. Accumulated amortization was $587,000 as of September 30, 2013.
Property and equipment, which primarily include office furniture, fixtures and equipment and computer hardware and software, are stated at cost less accumulated depreciation. Property and equipment are depreciated on a straight-line method over the estimated useful lives of the assets, which range from five to seven years. Depreciation expense for property and equipment totaled $369,000 and $662,000 for the three months ended September 30, 2013 and the period from the Cole Holdings Merger Date to September 30, 2013, respectively. Accumulated depreciation was $662,000 as of September 30, 2013. The Company reassesses the useful lives of its property and equipment and adjusts the future monthly depreciation expense based on the new useful life, as applicable. If the Company disposes of an asset, the asset and related accumulated depreciation are written off upon disposal.
Goodwill
In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed represents goodwill. The Company allocates goodwill to the respective reporting unit in which such goodwill arose. In connection with the Cole Holdings Merger (as defined in Note 3), the Company recorded goodwill in its PCM segment. Prior to the Cole Holdings Merger, there was no goodwill recorded.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

Impairments
Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate assets. No impairment indicators were identified and no impairment losses were recorded related to the Company’s real estate assets during the nine months ended September 30, 2013 or 2012.
Investment in Marketable Securities
The Company monitors its available-for-sale securities for impairments. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings. The analysis of determining whether the impairment of a security is deemed to be other-than-temporary requires significant judgments and assumptions. The use of alternative judgments and assumptions could result in a different conclusion. No impairment indicators were identified and no impairment losses were recorded related to the Company’s marketable securities during the nine months ended September 30, 2013 or 2012.
Investment in Unconsolidated Entities
The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of any of its investment in the unconsolidated entities. If an event or change in circumstance has occurred, the Company is required to evaluate its investment in the unconsolidated entity for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an unconsolidated entity for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions.  The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded related to the Company’s unconsolidated entities for the nine months ended September 30, 2013 or 2012.
Leasehold Improvements and Property and Equipment
Leasehold improvements and property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the asset is not recoverable, the Company records an impairment loss, measured at fair value by estimated discounted cash flows or market appraisals. No impairments of leasehold improvements or property or equipment were identified during the period from the Cole Holdings Merger Date to September 30, 2013.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

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
For the second step, the Company will compare the implied fair value of the goodwill for the business segment with its respective carrying amount and record an impairment charge equal to the excess of the carrying amount over the implied fair value. The Company will determine the implied fair value of the goodwill by allocating the estimated fair value of the business segment to its assets and liabilities. The excess of the estimated fair value of the business segment over the amounts assigned to its assets and liabilities will be the implied fair value of the goodwill. The evaluation of goodwill for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions.  The use of different judgments and assumptions could result in different conclusions.
Program Development Costs
The Company pays for organization, registration and offering expenses associated with the sale of common stock of the Unconsolidated Managed REITs’, Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”, and collectively with the Unconsolidated Managed REITs, the “Managed REITs”) and Cole Credit Property Trusty V, Inc. (“CCPT V”), which is currently in the registration process.  The reimbursement of these expenses by the Managed REITs is limited to a certain percentage of the proceeds raised from their offerings, in accordance with their respective advisory agreement and charter. Expenses paid by the Company on behalf of the Managed REITs in excess of these limits that are expected to be collected are recorded as program development costs. The Company assesses the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Managed REITs’ respective offering and reserves for any balances considered not collectible. No reserves were recorded as of September 30, 2013, as the Company expects to be reimbursed for all of the program development costs by the Managed REITs as they raise additional proceeds from their respective offerings.
Due from Affiliates
The Company receives or may be entitled to receive compensation and reimbursement for services primarily relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets. Refer to Note 14 for further explanation.
Deferred Lease Liabilities and Rent Expense
The Company leases its office facilities under operating leases. Certain lease agreements contain rent escalation clauses that require scheduled rent increases during the lease term. The Company records rental expense for the non-cancelable lease term of each lease on a straight-line basis. As of September 30, 2013, the Company had deferred rent obligations related to the recognition of rental expense on a straight-line basis of $148,000, which are included in the accompanying condensed consolidated unaudited balance sheets in deferred rent, derivative and other liabilities.
Reportable Segments
The Company has concluded that it has two reportable segments as it has organized its operations into two segments for management and internal financial reporting purposes, Real Estate Investment and Private Capital Management. The identification and aggregation of reportable segments may require the Company’s management to exercise certain judgments. Refer to Note 4 for further information.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

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
Private Capital Management Segment
Revenue consists of securities sales commissions and dealer manager fees, real estate acquisition fees, asset management fees, property management fees, advisory fees and performance fees for services relating to the Managed REITs’ offerings and the investment and management of their respective assets, in accordance with the respective advisory and dealer manager agreements. The Company records revenue related to acquisition fees, securities sales commissions and dealer manager fees upon completion of a transaction and asset and property management fees as services are performed. The Company is also reimbursed for certain costs incurred in providing these services. Securities sales commission and dealer manager reimbursements are recorded as revenue as the expenses are incurred. Other reimbursements are recorded as revenue when reimbursements are reasonably assured.
Stock-Based Compensation
The Company has granted restricted share units and performance share units to certain employees and independent directors of the Company under the Equity Plans (as defined in Note 16). Stock-based compensation expense is based on the grant date fair value, calculated in accordance with GAAP, and is recognized on a straight-line basis over the respective vesting period, net of estimated forfeitures.
Earnings Per Share
Basic earnings per common share is calculated by dividing net income attributable to the Company, as adjusted for dividends attributable to participating securities, by the weighted average number of shares outstanding during each period. Diluted earnings per common share reflects the potential dilution, calculated in accordance with GAAP, of securities that could share in earnings, such as potentially dilutive common shares that may be issuable under the Equity Plans and certain contingent consideration arrangements, and is calculated by dividing net income by the weighted average number of shares, including dilutive securities outstanding during the period.
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
The Company conducts substantially all of its PCM segment operations through a TRS. A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain businesses while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States, and as a result, the Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

The Company provides for income taxes in accordance with current authoritative accounting and tax guidance. The tax expense or benefit related to significant, unusual or extraordinary items is recognized in the quarter in which those items occur. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the quarter in which the change occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or the tax environment changes.
Employee Benefit Plans

The Company maintains a 401(k) defined contribution plan (the “401(k) Plan”), which covers substantially all employees. The 401(k) Plan permits participants to contribute to the 401(k) Plan on the first of the month following their date of hire subject to Internal Revenue Code restrictions. Employer matching contributions are discretionary and determined to be a percent of the respective employee’s contribution, subject to maximum limits. The Company’s matching contributions were $179,000 and $380,000 for the three months ended September 30, 2013 and the period from the Cole Holdings Merger Date to September 30, 2013, respectively, and are included in general and administrative expenses in the accompanying condensed consolidated unaudited statements of operations.
Concentration of Credit Risk
As of September 30, 2013, the Company had cash on deposit, including restricted cash accounts held by the Company, in 11 financial institutions, nine of which had deposits in excess of federally insured levels, totaling $196.8 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash investments to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
No single tenant or industry accounted for greater than 10% of the Company’s 2013 gross annualized rental revenues as of September 30, 2013. The Company has certain geographic concentrations in its property holdings. In particular, as of September 30, 2013, 187 of the Company’s properties were located in Texas, which accounted for 16% of its 2013 gross annualized rental revenues.
Repurchase Agreements
In certain circumstances the Company may obtain financing through a repurchase agreement. The Company evaluates the initial transfer of a financial instrument and the related repurchase agreement for sale accounting treatment. In instances where the Company maintains effective control over the transferred securities, the Company accounts for the transaction as a secured borrowing, and accordingly, both the securities and related repurchase agreement payable are recorded separately in the condensed consolidated unaudited balance sheets. In instances where the Company does not maintain effective control over the transferred securities, the Company accounts for the transaction as a sale of securities for proceeds consisting of cash and a forward purchase contract.
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

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

NOTE 3 — COLE HOLDINGS MERGER
Overview
On March 5, 2013, CCPT III, Cole Holdings Corporation (“Holdings”), an Arizona corporation that was originally wholly owned by Christopher H. Cole, the current executive chairman of the Company’s board of directors, and the former chairman, chief executive officer and president of the Company (the “Holdings Stockholder”), CREInvestments, LLC, a Maryland limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub”), and the Holdings Stockholder entered into an Agreement and Plan of Merger (the “Cole Holdings Merger Agreement”). The Cole Holdings Merger Agreement provided for the merger of Holdings with and into Merger Sub (the “Cole Holdings Merger”), with Merger Sub surviving and continuing its existence under the laws of the state of Maryland as a wholly owned subsidiary of the Company. The Cole Holdings Merger Agreement, and the transactions contemplated thereby, were approved by the Company’s board of directors at the recommendation of a special committee of the board of directors comprised solely of independent directors. Effective April 5, 2013 (the “Cole Holdings Merger Date”), the Company closed the Cole Holdings Merger and entered into a registration rights agreement and an escrow agreement in connection with the completion of the Cole Holdings Merger.
Consideration
As a result of the Cole Holdings Merger, certain of Holdings’ executive officers became entitled to a portion of the consideration that otherwise would have been paid to the Holdings Stockholder in the Cole Holdings Merger. In the Cole Holdings Merger, the Holdings Stockholder and such executive officers (collectively, the “Holdings Executives”) received a total of $21.9 million in cash, which included $1.9 million paid related to an excess working capital adjustment, and approximately 10.7 million newly-issued shares of common stock of the Company (including approximately 661,000 shares withheld to satisfy applicable tax withholdings) (the “Upfront Stock Consideration”). In addition, as a result of the listing of the Company’s common stock on the NYSE, an aggregate of approximately 2.1 million shares of common stock (including approximately 135,000 shares withheld to satisfy applicable tax withholdings) (the “Listing Consideration”) were issued to the Holdings Executives. In accordance with the Cole Holdings Merger Agreement and as further discussed below, approximately 4.3 million shares of the Upfront Stock Consideration and the Listing Consideration were placed into escrow (the “Escrow Shares”) and will be released on April 5, 2014, subject to meeting certain requirements. The Upfront Stock Consideration and the Listing Consideration are subject to a three-year lock-up with approximately one-third of the shares released each year following the Cole Holdings Merger Date.
Pursuant to the Cole Holdings Merger Agreement and certain preexisting transaction bonus entitlements, additional shares of the Company’s common stock are potentially payable in 2017 by the Company to the Holding Executives as an “earn-out” contingent upon the acquired business’ demonstrated financial success based on two criteria: (a) the acquired business generating Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) above a minimum threshold during the years ending December 31, 2015 and 2016 and (b) the Company’s stock performance relative to its peer group during the same period (collectively, the “Earnout Consideration”). The Earnout Consideration is subject to a lock-up until December 31, 2017. Additionally, the Holdings Executives may be entitled to additional shares of the Company’s common stock (the “Incentive Consideration,” and collectively with the Earnout Consideration, the “Merger Contingent Consideration”) based on the terms of the Company’s advisory agreement with a subsidiary of Holdings in effect prior to the Cole Holdings Merger. However, the Holdings Stockholder agreed as part of the Cole Holdings Merger to reduce the amount that would have been payable by 25%. The Incentive Consideration is based on 11.25% (reduced from 15% in the advisory agreement) of the amount by which the market value of the Company’s common stock raised in the Offerings (the “Capital Raised”) exceeds the amount necessary to generate an 8% cumulative, non-compounded annual return, including all dividends paid on Capital Raised, to investors. The market value of the Capital Raised is based on the average closing price over a period of 30 consecutive trading days (the “Incentive Consideration Test Period”) beginning 180 days after June 20, 2013, the date the Company’s shares of common stock were listed on the NYSE.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

Other Agreements
Under the Cole Holdings Merger Agreement, the Holdings Stockholder has agreed, subject to certain limitations, to indemnify the Company with respect to certain representations and warranties regarding Holdings and other matters.
The Company and the Holdings Executives entered into an escrow agreement with U.S. Bank National Association related to the Escrow Shares, in part to satisfy the Holdings Stockholder’s indemnity obligations. Under the terms of the escrow agreement, the Company pays non-refundable dividends to the Holdings Executives and no forfeitures are expected.
At the closing of the Cole Holdings Merger, the Company and the Holdings Executives entered into a registration rights agreement pursuant to which the Company agreed to customary demand and piggyback registration rights with respect to the shares of the Company’s common stock issued pursuant to the Cole Holdings Merger or otherwise held by any of the Holdings Executives. The registration rights agreement also contains the lock-up provisions that are set forth in the Cole Holdings Merger Agreement.
Fair Value of Consideration Transferred
The Company accounted for the Cole Holdings Merger as a business combination under the acquisition method of accounting. During the three and nine months ended September 30, 2013, the Company incurred $2.0 million and $29.7 million, respectively, for legal, consulting and other expenses related to the Cole Holdings Merger, which are included in merger and acquisition related expenses in the accompanying condensed consolidated unaudited statements of operations. As the release of the Escrow Shares from escrow is dependent upon continued employment by the Holdings Executives, among other factors, the fair value of the Escrow Shares of $50.3 million at the respective grant date is considered compensation that will be amortized over the period that the shares are required to be held in escrow. During the three and nine months ended September 30, 2013, the Company recorded $13.3 million and $23.6 million, respectively, of amortization, which is recorded as merger related stock-based compensation in the accompanying condensed consolidated unaudited statements of operations. As of September 30, 2013, the remaining unamortized merger related stock-based compensation expense totaled $26.7 million.
The Company is in the process of gathering certain additional information in order to finalize its assessment of the fair value of the consideration transferred; thus, the fair values are subject to change. The estimated fair value of the consideration transferred at the Cole Holdings Merger Date, excluding the Escrow Shares value noted above, totaled $350.0 million and consisted of the following (in thousands):

	Initially Reported as of June 30, 2013	Measurement Period Adjustments	As Revised as of September 30, 2013
Estimated Fair Value of Consideration Transferred:
Cash	$21,886	$—	$21,886
Common stock - Upfront Stock Consideration	75,550	—	75,550
Common stock - Listing Consideration	15,110	—	15,110
Merger Contingent Consideration	209,553	27,928	237,481
Total consideration transferred	$322,099	$27,928	$350,027
The estimated fair value of the Company’s shares of common stock issued in the Cole Holdings Merger as part of the Upfront Stock Consideration and the Listing Consideration was determined using a market approach that considered share prices as compared to performance measures of comparative public companies and management’s estimates of the Company’s pro forma results for the year ending December 31, 2013, adjusted for illiquidity discounts. The estimated fair value of the Incentive Consideration was calculated using the Monte Carlo method, a probabilistic valuation approach. The Company estimated the fair value of the Earnout Consideration based on probability-weighted discounted estimates of the acquired business’ EBITDA. These fair value measurements are based on significant inputs not observable in the market and thus represents a Level 3 measurement as discussed in Note 5. The key assumptions used in estimating the fair value of the Upfront Stock Consideration, the Listing Consideration and the Merger Contingent Consideration, as applicable, included (i) a discount rate of 9%, (ii) undiscounted price per share, on the Cole Holdings Merger Date, ranging from $12.25 to $13.22, (iii) aggregate illiquidity discounts ranging from 10% to 20%, (iv) average implied volatility of 17%, (v) average dividend yield of 6.0% and (vi) probability adjusted annual EBITDA ranging from $42.6 million to $147.0 million.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

Allocation of Consideration
The consideration transferred pursuant to the Cole Holdings Merger Agreement was allocated to the assets acquired and liabilities assumed, based upon their preliminary estimated fair values as of the Cole Holdings Merger Date. The Company is in the process of gathering certain additional information in order to finalize its assessment of the fair value of certain intangible assets; thus, the provisional measurements of intangible assets and goodwill are subject to change. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Cole Holdings Merger Date initially recorded in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, as well as measurement period adjustments recorded during the three months ended September 30, 2013 and the revised estimated fair values of the assets acquired and liabilities assumed at the Cole Holdings Merger Date (in thousands). The measurement period adjustments did not have a significant impact on the Company’s condensed consolidated statements of operations in any period; therefore, the Company has not retrospectively adjusted its financial statements.

	Initially Reported as of June 30, 2013	Measurement Period Adjustments	As Revised as of September 30, 2013
Identifiable Assets Acquired at Fair Value:
Cash and cash equivalents	$14,635	$—	$14,635
Leasehold improvements and property and equipment	21,495	—	21,495
Due from affiliates	4,304	—	4,304
Investment in unconsolidated entities	570	—	570
Intangible assets	70,092	1,852	71,944
Program development costs and other assets	24,126	(9,393)	14,733
Total identifiable assets acquired	135,222	(7,541)	127,681

Identifiable Liabilities Assumed at Fair Value:
Accounts payable and accrued expenses	23,619	—	23,619
Above market lease liabilities	5,183	—	5,183
Deferred tax liabilities, net	13,424	(5,696)	7,728
Total liabilities assumed	42,226	(5,696)	36,530

Net identifiable assets acquired	92,996	(1,845)	91,151
Goodwill	229,103	29,773	258,876
Net assets acquired	$322,099	$27,928	$350,027
The intangible assets acquired primarily consist of management and advisory contracts that the Company has with the Unconsolidated Managed REITs and are subject to an estimated useful life of approximately four years. The Company recorded $3.3 million and $8.8 million of amortization expense for the three months ended September 30, 2013 and the period from the Cole Holdings Merger Date to September 30, 2013, respectively. The estimated amortization expense for the remainder of the year ending December 31, 2013 is $4.5 million. The estimated amortization expense for each of the years ending December 31, 2014, 2015 and 2016 is $18.0 million and the estimated amortization expense for the period ending December 17, 2017 is $4.7 million.
The goodwill recognized is primarily supported by the fact that the PCM segment brings an established management platform with numerous strategic benefits including growth from new income streams and the ability to offer new products. None of the goodwill is expected to be deductible for income tax purposes.
The fair value of the above market lease liabilities related to certain office leases assumed was recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which was obtained from independent market reports, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods. The above market lease liabilities are

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

amortized as a decrease to rental expense over the remaining terms of the respective leases. Above market lease liabilities are included in deferred rent, derivative and other liabilities in the accompanying condensed consolidated unaudited balance sheet as of September 30, 2013.
Pro Forma Financial Information
The following table summarizes selected pro forma financial information of the Company, as if the Cole Holdings Merger had occurred on January 1, 2012 for each period presented below. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the Company’s actual results of operations would have been had it completed the Cole Holdings Merger on January 1, 2012, nor does it purport to represent the results of future operations. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pro forma basis:
Revenue	$372,470	$178,878	$828,751	$485,416
Net income	$36,567	$8,760	$150,002	$20,756
The pro forma financial information for the three and nine months ended September 30, 2013 was adjusted to exclude $2.0 million and $29.7 million, respectively, for legal, consulting and other expenses related to the Cole Holdings Merger recorded during the three and nine months ended September 30, 2013. These costs were recognized in the pro forma financial information for the nine months ended September 30, 2012. The pro forma financial information was also adjusted for the three and nine months ended September 30, 2013 to exclude $13.3 million and $23.6 million, respectively, for merger related stock-based compensation expense recorded during the three and nine months ended September 30, 2013. These costs were recognized in the pro forma financial information for the three and nine months ended September 30, 2012. In addition, the pro forma financial information was adjusted to exclude fees paid by CCPT III to a subsidiary of Holdings during the three and nine months ended September 30, 2012 and from January 1, 2013 through the Cole Holdings Merger Date because these fees would not have been incurred if the Cole Holdings Merger had occurred on January 1, 2012.
NOTE 4 — SEGMENT REPORTING
The Company operates under two segments, Real Estate Investment and Private Capital Management.
Real Estate Investment - Through its REI segment, the Company acquires and operates a diverse portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the U.S., including U.S. protectorates. The REI segment’s operating results and cash flows are primarily influenced by rental income from its commercial properties, interest expense on the Company’s property acquisition indebtedness and acquisition and operating expenses. As of September 30, 2013, the Company owned 1,026 properties, comprising 44.8 million rentable square feet of single and multi-tenant retail and commercial space located in 48 states, which include properties owned through the Consolidated Joint Ventures. As of September 30, 2013, the rentable space at these properties was 99% leased. As of September 30, 2013, the Company also owned 21 CMBS, three notes receivable and, through the Unconsolidated Joint Ventures, had interests in 12 properties comprising 2.3 million rentable square feet of commercial and retail space.
Private Capital Management - The Company’s PCM segment is contractually responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. The PCM segment distributes the shares of common stock for certain Managed REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings. The PCM segment receives compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. The PCM segment also develops new REIT offerings, including obtaining regulatory approvals from the SEC, the Financial Industry Regulatory Authority and various jurisdictions for such offerings.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

The Company allocates certain operating expenses, such as audit and legal fees, board of director fees, employee related costs and benefits and general overhead expenses between its two segments. The following tables present a summary of the comparative financial results and total assets for each business segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Real Estate Investment
Rental and other property income	$144,560	$121,105	$424,254	$331,937
Tenant reimbursement income	15,243	10,808	42,969	29,538
Interest income on notes receivable	1,959	1,769	5,818	4,617
Interest income on marketable securities	4,958	6,478	16,884	13,871
Total real estate investment revenue	166,720	140,160	489,925	379,963
General and administrative expenses	12,462	3,291	29,250	12,001
Merger related stock-based compensation	13,329	—	23,607	—
Property operating expenses	17,685	12,701	49,853	33,037
Property and asset management expenses	263	11,717	15,316	32,384
Merger and acquisition related expenses	25,237	13,612	52,660	46,431
Depreciation and amortization	49,834	40,760	146,677	110,939
Total operating expenses	118,810	82,081	317,363	234,792
Total interest and other expense, net	(40,242)	(43,419)	(125,763)	(94,790)
Income from continuing operations	7,668	14,660	46,799	50,381
Income from discontinued operations	3,634	3,910	24,666	27,229
Net income	$11,302	$18,570	$71,465	$77,610

Private Capital Management
Dealer manager fees, selling commissions and offering reimbursements	$172,864	$—	$224,682	$—
Transaction service fees	16,883	—	38,392	—
Management fees and reimbursements	10,084	—	19,400	—
Total private capital management revenue	199,831	—	282,474	—
Reallowed fees and commissions	130,398	—	169,360	—
General and administrative expenses	42,790	—	71,469	—
Depreciation and amortization	3,963	—	10,021	—
Total operating expenses	177,151	—	250,850	—
Total other income	7	—	14	—
Income before income taxes	22,687	—	31,638	—
Provision for income taxes	(9,426)	—	(9,191)	—
Net income	$13,261	$—	$22,447	$—

Total Company
Total revenue	$366,551	$140,160	$772,399	$379,963
Total operating expenses	295,961	82,081	568,213	234,792
Total interest and other expense, net	(40,235)	(43,419)	(125,749)	(94,790)
Provision for income taxes	(9,426)	—	(9,191)	—
Income from continuing operations	20,929	14,660	69,246	50,381
Income from discontinued operations	3,634	3,910	24,666	27,229
Net income	$24,563	$18,570	$93,912	$77,610

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

	Total Assets as of
	September 30, 2013	December 31, 2012
Real estate investment	$7,621,240	$7,453,725
Private capital management	426,255	—
Total company	$8,047,495	$7,453,725
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
Notes receivable – The fair value is estimated by discounting the expected cash flows on the notes at rates at which management believes similar loans would be made as of the measurement date. The estimated fair value of these notes was $96.7 million and $97.3 million as of September 30, 2013 and December 31, 2012, respectively, compared to the carrying value of $90.5 million and $90.4 million as of September 30, 2013 and December 31, 2012, respectively. The fair value of the Company’s notes receivable is estimated using Level 2 inputs.
Marketable securities – The Company’s marketable securities are carried at fair value and are valued using Level 3 inputs. The Company used estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such securities for similar CMBS tranches that actively participate in the CMBS market and industry benchmarks, such as Trepp’s CMBS Analytics. As of September 30, 2013 and December 31, 2012, no marketable securities were valued using internal models.
Notes payable and other borrowings – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the notes payable and other borrowings, including a loan obligation to be assumed by the buyer related to the 2013 Held for Sale Property (as defined in Note 9), was $3.9 billion as of September 30, 2013, which approximated the carrying value on such date. As of December 31, 2012, the estimated fair value of the notes payable and other borrowings was $3.4 billion, compared to the carrying value of $3.3 billion. The fair value of the Company’s notes payable and other borrowings is estimated using Level 2 inputs.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

Derivative instruments – The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Contingent consideration arrangements – The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The Holdings Executives may be entitled to the Merger Contingent Consideration to be paid by the Company. Refer to Note 3 for further details regarding the Cole Holdings Merger and the valuation of the Merger Contingent Consideration. The estimated fair value of the Merger Contingent Consideration totaled $258.1 million and $237.5 million as of September 30, 2013 and the Cole Holdings Merger Date, respectively. The change in fair value of $22.9 million and $20.6 million for the three and nine months ended September 30, 2013, respectively, is included in the accompanying condensed consolidated statements of operations in merger and acquisition related expenses.
The fair value of the contingent payments related to property acquisitions is determined based on the estimated timing and probability of the seller leasing vacant space subsequent to the Company’s acquisition of certain properties. The estimated fair value of the property-related contingent consideration arrangements totaled $2.1 million and $5.3 million as of September 30, 2013 and December 31, 2012, respectively.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of September 30, 2013, there have been no transfers of financial assets or liabilities between levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$1,248	$—	$1,248	$—
Marketable securities	271,944	—	—	271,944
Total assets	$273,192	$—	$1,248	$271,944
Liabilities:
Interest rate swaps	$(20,317)	$—	$(20,317)	$—
Contingent consideration	(260,227)	—	—	(260,227)
Total liabilities	$(280,544)	$—	$(20,317)	$(260,227)

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$317,201	$—	$—	$317,201
Liabilities:
Interest rate swaps	$(23,046)	$—	$(23,046)	$—
Contingent consideration	(5,341)	—	—	(5,341)
Total liabilities	$(28,387)	$—	$(23,046)	$(5,341)

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

The following tables show a reconciliation of the change in fair value of the Company’s marketable securities and contingent consideration arrangements valued using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Marketable Securities		Contingent Consideration
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013	September 30, 2013	September 30, 2013
Balance at beginning of period	$268,017	$317,201	$211,145	$5,341
Total gains and losses
Reclassification of previous unrealized gain on marketable securities into net income	—	(612)	—	—
Unrealized gain (loss) included in other comprehensive income, net	2,890	(10,091)	—	—
Changes in fair value included in net income, net	—	—	22,623	19,278
Purchases, measurement period adjustments, settlements, sales and accretion
Purchases	—	—	—	209,553
Measurement period adjustments	—	—	27,928	27,928
Settlements	—	—	(1,469)	(1,873)
Sales	—	(37,864)	—	—
Accretion included in net income, net	1,037	3,310	—	—
Balance at end of period	$271,944	$271,944	$260,227	$260,227

	Marketable Securities		Contingent Consideration
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012	September 30, 2012	September 30, 2012
Balance at beginning of period	$274,761	$114,129	$7,991	$5,519
Total gains and losses
Unrealized gain included in other comprehensive income, net	44,349	43,038	—	—
Changes in fair value included in net income, net	—	—	(42)	288
Purchases, settlements and accretion
Purchases	22,362	183,427	4,352	6,494
Settlements	—	—	(5,999)	(5,999)
Accretion included in net income, net	1,124	2,002	—	—
Balance at end of period	$342,596	$342,596	$6,302	$6,302

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

NOTE 6 — REAL ESTATE ACQUISITIONS
2013 Property Acquisitions
During the nine months ended September 30, 2013, the Company acquired interests in 32 commercial properties, including a property held in one of the Consolidated Joint Ventures, for an aggregate purchase price of $410.7 million (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net proceeds from the DRIP Offering (as defined in Note 15), borrowings and the sale of properties. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

September 30, 2013
Land	$61,572
Building and improvements	324,806
Acquired in-place leases	34,727
Acquired above market leases	1,136
Acquired below market leases	(11,153)
Fair value adjustment of assumed note payable	(362)
Total purchase price	$410,726
The Company recorded revenue for the three and nine months ended September 30, 2013 of $6.6 million and $11.3 million, respectively, and net income for the three months ended September 30, 2013 of $1.8 million and a net loss for the nine months ended September 30, 2013 of $624,000 related to the 2013 Acquisitions.
The table below presents the Company’s estimated revenue and net income, on a pro forma basis, as if all of the 2013 Acquisitions were completed on January 1, 2012 for each period presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pro forma basis:
Revenue	$371,188	$161,636	$796,324	$445,241
Net income	$50,110	$22,756	$121,473	$90,719
The pro forma information for the three and nine months ended September 30, 2013 was adjusted to exclude $300,000 and $2.3 million, respectively, of property related acquisition costs recorded during the three and nine months ended September 30, 2013. These costs were recognized in the pro forma information for the nine months ended September 30, 2012. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.
2013 Investment in Development Projects
During the nine months ended September 30, 2013, the Company completed the construction of an office building. Total costs for the construction of the building were $43.3 million. The development of the project was initiated in 2011, and therefore, the property is not included in the 2013 Acquisitions.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

2012 Property Acquisitions
During the nine months ended September 30, 2012, the Company acquired interests in 287 commercial properties, including a property held in one of the Consolidated Joint Ventures, for an aggregate purchase price of $1.5 billion (the “2012 Acquisitions”). The Company purchased the 2012 Acquisitions with net proceeds from the Follow-on Offering (as defined in Note 15) and the DRIP Offering and through the issuance or assumption of mortgage notes. The Company allocated the purchase price of the 2012 Acquisitions to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

September 30, 2012
Land	$328,363
Building and improvements	950,557
Acquired in-place leases	173,737
Acquired above market leases	28,174
Acquired below market leases	(27,744)
Total purchase price	$1,453,087
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
The table below presents the Company’s estimated revenue and net income, on a pro forma basis, as if all of the 2012 Acquisitions were completed on January 1, 2011 for each period presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pro forma basis:
Revenue	$157,462	$128,863	$465,594	$343,060
Net income	$32,175	$12,603	$142,990	$25,651
The pro forma information for the three and nine months ended September 30, 2012 was adjusted to exclude $9.9 million and $37.4 million, respectively, of acquisition costs recorded during the three and nine months ended September 30, 2012. These costs were recognized in the pro forma information for the nine months ended September 30, 2011. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2011, nor does it purport to represent the results of future operations.
2012 Investment in Development Projects
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
September 30, 2013

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
NOTE 7 — INVESTMENT IN NOTES RECEIVABLE
As of September 30, 2013, the Company owned a junior mezzanine loan (the “Mezzanine Note”), secured by equity interests in a joint venture which owns 15 shopping centers. The Mezzanine Note has an interest rate of LIBOR plus 9.0% with a LIBOR floor of 0.50% and matures in July 2015 with two one-year extension options. As of both September 30, 2013 and December 31, 2012, the Mezzanine Note had an interest rate of 9.5%. As of September 30, 2013 and December 31, 2012, investment in notes receivable included $25.3 million and $25.4 million, respectively, related to the Mezzanine Note. As of September 30, 2013, the Mezzanine Note balance consisted of the outstanding face amount of the note of $25.0 million, $500,000 of acquisition costs and net accumulated amortization of acquisition costs of $181,000. As of December 31, 2012, the Mezzanine Note balance consisted of the outstanding face amount of the note of $25.0 million, $500,000 of acquisition costs and net accumulated amortization of acquisition costs of $65,000. The acquisition costs are amortized over the term of the loan using the effective interest rate method. Interest only payments are due each month. There were no amounts past due as of September 30, 2013. Subsequent to September 30, 2013, the Company received proceeds of $5.2 million related to the Mezzanine Note, consisting of a $5.0 million loan prepayment and a $160,000 consent fee.
In addition, as of September 30, 2013, the Company owned two mortgage notes receivable, each of which is secured by an office building (collectively the “Mortgage Notes”). As of September 30, 2013 and December 31, 2012, investment in notes receivable included $65.2 million and $64.9 million, respectively, related to the Mortgage Notes. As of September 30, 2013, the Mortgage Notes balance consisted of the outstanding face amount of the notes of $72.2 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $3.7 million. As of December 31, 2012, the Mortgage Notes balance consisted of the outstanding face amount of the notes of $72.9 million, a $12.0 million discount, $1.3 million of acquisition costs and net accumulated accretion of discounts and amortization of acquisition costs of $2.8 million. The discount is accreted and acquisition costs are amortized over the terms of each respective Mortgage Note using the effective interest rate method. The Mortgage Notes have a fixed interest rate of 5.93% per annum and mature on October 1, 2018. Interest and principal payments are due each month until October 1, 2018. There were no amounts past due as of September 30, 2013.
The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as underlying collateral and payment history. No impairment losses were recorded related to notes receivable for the nine months ended September 30, 2013 or 2012. In addition, no allowances for uncollectability were recorded related to notes receivable as of September 30, 2013 or December 31, 2012.
NOTE 8 — INVESTMENT IN MARKETABLE SECURITIES
During the nine months ended September 30, 2013, the Company sold eight CMBS for aggregate proceeds of $36.5 million, net of closing fees, and realized a loss on the sale of $1.3 million. As of September 30, 2013, the Company owned 21 CMBS, with an estimated aggregate fair value of $271.9 million. As of December 31, 2012, the Company owned 29 CMBS, with an estimated aggregate fair value of $317.2 million.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

As of September 30, 2013, certain of these securities were pledged as collateral under repurchase agreements (the “Repurchase Agreements”), as discussed in Note 11. The following table provides the activity for the CMBS during the nine months ended September 30, 2013 (in thousands). No CMBS were in an unrealized loss position at September 30, 2013.

	Amortized Cost Basis	Unrealized Gain	Fair Value
Marketable securities as of December 31, 2012	$271,054	$46,147	$317,201
Net accretion on marketable securities	3,310	—	3,310
Decrease in fair value of marketable securities	—	(10,091)	(10,091)
Decrease due to sale of marketable securities	(37,864)	(612)	(38,476)
Marketable securities as of September 30, 2013	$236,500	$35,444	$271,944

The scheduled maturity of the Company’s CMBS as of September 30, 2013 is as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	236,500	271,944
Due after ten years	—	—
	$236,500	$271,944
Actual maturities of marketable securities can differ from contractual maturities because borrowers may have the right to prepay their respective loan balances at any time. In addition, factors such as prepayments and interest rates may affect the yields on the marketable securities.
NOTE 9 — DISCONTINUED OPERATIONS
During the nine months ended September 30, 2013, the Company disposed of 20 single-tenant properties for an aggregate gross sales price of $100.1 million (the “2013 Property Dispositions”). During the year ended December 31, 2012, the Company disposed of 26 single-tenant properties and two multi-tenant properties for an aggregate gross sales price of $573.8 million (the “2012 Property Dispositions”). No disposition fees were paid in connection with the sale of the 2013 Property Dispositions or the 2012 Property Dispositions. The Company has no continuing involvement with the 2013 Property Dispositions or the 2012 Property Dispositions. The following table presents the major classes of assets and liabilities of the 2013 Property Dispositions and 2012 Property Dispositions as of the respective closing dates (in thousands):

	September 30, 2013	December 31, 2012
Assets:
Investment in real estate assets, net	$76,846	$450,214
Straight-line rent receivables	$976	$12,698
Liabilities:
Notes payable	$—	$180,250	(1)
Below market lease liabilities, net	$1,974	$8,966
________________
(1) Includes $24.3 million assumed by a buyer of one of the properties.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

As of September 30, 2013, the Company classified one property as held for sale (the “2013 Held for Sale Property”). As of December 31, 2012, the Company classified two properties as held for sale (the “2012 Held for Sale Properties”). The results of operations for the 2013 Property Dispositions, the 2012 Property Dispositions, the 2013 Held for Sale Property and the 2012 Held for Sale Properties (collectively, the “Discontinued Operations Properties”) have been presented as discontinued operations on the Company’s condensed consolidated unaudited statements of operations for all periods presented.
The following table summarizes the operating income from discontinued operations of the Discontinued Operations Properties for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenue	$2,153	$12,878	$8,124	$39,962
Total expenses	1,597	8,968	5,543	27,514
Income from discontinued operations	556	3,910	2,581	12,448
Gain on sale of real estate assets	3,078	—	22,085	14,781
Total income from discontinued operations	$3,634	$3,910	$24,666	$27,229
The following table presents the major classes of assets and liabilities of the 2013 Held for Sale Property as of September 30, 2013 and the 2012 Held for Sale Properties as of December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Investment in real estate assets, net	$59,571	$15,376
Other assets	1,168	109
Assets related to real estate held for sale, net	$60,739	$15,485

Notes payable	$34,300	$—
Other liabilities	1,070	$322
Liabilities related to real estate assets held for sale	$35,370	$322
NOTE 10 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the terms of the Company’s executed swap agreements designated as hedging instruments (in thousands):

						Fair Value of (Liabilities)
		Outstanding Notional				and Assets
	Balance Sheet	Amount as of	Interest	Effective	Maturity	September 30,	December 31,
	Location	September 30, 2013	Rates (1)	Dates	Dates	2013	2012
Interest Rate Swaps	Deferred rent, derivative and other liabilities	$1,186,572	3.15% to 6.83%	12/18/2009 to 7/17/2013	6/27/2014 to 4/1/2021	$(20,317)	$(22,601)
Interest Rate Swaps	Intangible and other assets (2)	$65,000	3.27% to 4.49%	11/20/2012 to 12/14/2012	1/8/2018 to 11/20/2019	$1,248	$(445)
_______________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread.

(2)
As of December 31, 2012, these interest rate swaps were in a liability position and are included in deferred rent, derivative and other liabilities in the accompanying condensed consolidated unaudited balance sheet as of December 31, 2012.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 5. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
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
The following table summarizes the unrealized gains and losses on the Company’s derivative instruments and hedging activities for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Amount of (Loss) Gain Recognized in Other Comprehensive Income				Amount of Loss Reclassified from Accumulated Other Comprehensive Income to Net Income (1)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Interest Rate Swaps	$(3,726)	$(2,153)	$3,058	$(7,830)	$—	$(9,263)	$(2,564)	$(9,263)
_______________

(1)
In connection with the amendment of the Company’s senior unsecured credit facility discussed in Note 11, two interest rate swap agreements, with an aggregate notional amount of $278.8 million and maturity dates of June 27, 2014, were deemed to be ineffective and the Company reclassified $2.6 million of unrealized losses previously recorded in accumulated other comprehensive income into interest expense during the nine months ended September 30, 2013. The Company recorded a $420,000 and $920,000 increase in the fair value related to these swaps in interest expense during the three and nine months ended September 30, 2013, respectively. The remaining interest rate swaps were considered effective during the nine months ended September 30, 2013. As of September 30, 2012, an interest rate swap was designated as ineffective and the unrealized loss was reclassified from accumulated comprehensive income into interest expense as it related to one of the 2012 Held for Sale Properties and the Company terminated the swap when the property was sold.

The Company has agreements with each of its derivative counterparties providing that if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. During the nine months ended September 30, 2013 and 2012, there were no termination events or events of default related to the interest rate swaps.
NOTE 11 — NOTES PAYABLE AND OTHER BORROWINGS
As of September 30, 2013, the Company and the Consolidated Joint Ventures had $3.9 billion of debt outstanding, including a loan obligation of $34.3 million to be assumed by the buyer related to the 2013 Held for Sale Property, with a weighted average years to maturity of 5.5 years and weighted average interest rate of 4.04%. The following table summarizes the debt activity during the nine months ended and balances as of September 30, 2013 (in thousands):

		During the Nine Months Ended September 30, 2013
	Balance as of December 31, 2012	Debt Issuance and Assumptions	Repayments	Other (1)	Balance as of September 30, 2013
Fixed rate debt (2)	$2,311,541	$275,088	$(9,824)	$385	$2,577,190
Variable rate debt	84,942	11,901	—	—	96,843
Construction facilities	27,758	6,932	(7,884)	—	26,806
Credit facility	767,750	587,250	(285,000)	—	1,070,000
Repurchase agreements	100,057	—	—	—	100,057
Total (3)	$3,292,048	$881,171	$(302,708)	$385	$3,870,896

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

________________

(1)	Represents fair value adjustment of assumed mortgage note payable, net of amortization.

(2)
Fixed rate debt included a loan obligation of $34.3 million to be assumed by the buyer related to the 2013 Held for Sale Property, which is included in liabilities related to real estate held for sale, net in the accompanying condensed consolidated unaudited balance sheets.

(3)
The table above does not include loan amounts associated with the Unconsolidated Joint Ventures of $195.8 million, of which $10.2 million is recourse to CCPT III OP. These loans mature on various dates ranging from July 2015 to July 2021.

As of September 30, 2013, the fixed rate debt included $472.8 million of variable rate debt subject to interest rate swap agreements which had the effect of fixing the variable interest rates per annum through the maturity date of the loan. In addition, the fixed rate debt included mortgage notes assumed with an aggregate face amount of $45.0 million and an aggregate fair value of $43.9 million at the date of assumption. The fixed rate debt has interest rates ranging from 2.75% to 6.83% per annum. The variable rate debt has variable interest rates ranging from LIBOR plus 225 basis points to 325 basis points per annum. In addition, the construction facility has an interest rate of LIBOR plus 235 basis points. The debt outstanding matures on various dates from December 2013 through June 2023. The aggregate balance of gross real estate and related assets, net of gross intangible lease liabilities, securing the fixed and variable rate debt outstanding was $4.9 billion as of September 30, 2013. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed. Certain notes payable contain covenants, representations, warranties and borrowing conditions customary for similar credit arrangements. These notes also include usual and customary events of default and remedies for agreements of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of such notes payable as of September 30, 2013.
As of September 30, 2013, the Company had $194.3 million available for borrowing under a senior unsecured credit facility (the “Credit Facility”) based on the underlying collateral pool of $2.0 billion. During the nine months ended September 30, 2013, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”), which increased the available borrowings, extended the term and decreased the interest rates associated with the original Credit Facility. The Company expensed $2.6 million of unamortized deferred financing costs incurred in connection with the original Credit Facility and $2.6 million of new loan costs in connection with the Amended and Restated Credit Agreement, which are included in interest expense in the accompanying condensed consolidated unaudited statements of operations. The Credit Facility provides for borrowings of up to $1.4 billion, which includes a $500.0 million term loan (the “Term Loan”) and up to $900.0 million in revolving loans (the “Revolving Loans”). The Credit Facility may be increased to a maximum of $1.75 billion. The maturity dates of the Term Loan and the Revolving Loans are June 3, 2018 and June 3, 2017, respectively; however, the Company may elect to extend the maturity date on the Revolving Loans to June 3, 2018 subject to satisfying certain conditions set forth in the Amended and Restated Credit Agreement. Depending upon the type of loan specified and overall leverage ratio, the Revolving Loans bear interest at either LIBOR plus an interest rate spread ranging from 1.65% to 2.25% or a base rate, ranging from 0.65% to 1.25%, plus the greatest of (1) LIBOR plus an interest rate spread ranging from 2.65% to 3.25%, (2) Bank of America N.A.’s Prime Rate or (3) the Federal Funds Rate plus 0.50%. The Company executed a swap agreement associated with the Term Loan, which had the effect of fixing the variable interest rates per annum on July 17, 2013 through the maturity date of the loan at 3.30%. The Revolving Loans and Term Loan had a combined weighted average interest rate of 2.72% as of September 30, 2013. The Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature and borrowing conditions. In particular, the Amended and Restated Credit Agreement requires the REI segment to maintain a minimum consolidated net worth of at least $3.4 billion as of September 30, 2013, a leverage ratio greater than 60%, a fixed charge coverage ratio equal to or less than 1.50, an unsecured debt to unencumbered asset value ratio greater than 60%, an unsecured debt service coverage ratio equal to or less than 1.75 and a secured debt ratio greater than 40%. The Company believes it was in compliance with the covenants under the Amended and Restated Credit Agreement as of September 30, 2013.
The Repurchase Agreements have interest rates ranging from LIBOR plus 135 basis points to 175 basis points and mature on various dates from October 2013 through December 2013. Upon maturity, the Company may elect to renew the Repurchase Agreements for a period of 90 days until the CMBS mature. The CMBS have a weighted average remaining term of 8.4 years. Under the Repurchase Agreements, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of the pledged assets would require the Company to provide additional collateral to fund margin calls. As of September 30, 2013, the securities held as collateral had a fair value of $260.8 million and an amortized cost of $227.9 million. There was no cash collateral held by the counterparty as of September 30, 2013. The Repurchase Agreements are being accounted for as secured borrowings because the Company maintains effective control of the financed assets. The Repurchase Agreements are non-recourse to the Company and CCPT III OP.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

NOTE 12 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$28,720	$25,418
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$10,223	$24,000
Common stock issued through distribution reinvestment plan	$74,395	$124,964
Net unrealized gain on interest rate swaps	$3,058	$1,433
Unrealized (loss) gain on marketable securities	$(10,091)	$43,038
Contingent consideration	$237,481	$6,494
Common stock issued as consideration related to the merger	$90,660	$—
Accrued deferred financing costs, construction and capital expenditures	$741	$3,397
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest of $43 and $237, respectively	$105,713	$85,437

NOTE 13 — COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, the Company may become subject to litigation, claims or commitments. The Company is not aware of any material pending legal proceedings, other than as stated below and ordinary routine litigation incidental to the Company’s business, to which the Company is a party or to which the Company’s properties are the subject.
Litigation in Connection with the Cole Holdings Merger
In connection with the Cole Holdings Merger, between March 20 and April 30, 2013, three putative class action lawsuits were filed in the Circuit Court for Baltimore City, Maryland making various claims alleging that the Cole Holdings Merger injured the Company and its shareholders. On April 30, 2013, the actions were consolidated by order of the Court as one action called In Re Cole Credit Property Trust, III, Inc. Derivative And Class Litigation, Case No. 24-C-13-001563. On May 8, 2013, plaintiffs filed a consolidated amended class action and derivative complaint naming as defendants Holdings; Cole REIT Advisors III, LLC (“CR III Advisors”); Merger Sub; CCA; Cole Capital Corporation; Equity Fund Advisors, Inc.; Cole Realty Advisors, Inc.; each of the Company’s directors; and the Company as a nominal defendant. The consolidated amended complaint alleges a variety of claims against some or all of the defendants including claims for breaches of fiduciary duties and aiding abetting those breaches; unjust enrichment; corporate waste; breaches of the Company’s charter and the advisory agreement with CR III Advisors; and disclosure violations in connection with disclosures for the Company’s 2013 annual meeting. The plaintiffs seek, among other relief, class certification; various forms of injunctive relief; compensatory damages; and restitution. On June 7, 2013, defendants in the consolidated action moved to dismiss the amended complaint for, among other reasons, lack of standing and failure to state a claim upon which relief can be granted. On July 15, 2013, plaintiffs opposed defendants’ motion. A hearing was held on August 27, 2013 before a Maryland state judge. On October 23, 2013, the Maryland court issued a ruling granting defendants’ motion to dismiss plaintiffs’ consolidated amended complaint, with prejudice.
On March 27, 2013, a putative derivative action was filed in the U.S. District Court, Arizona District, captioned Carter v. Cole Holdings, et al., No. CV-13-00629-PHX-ROS (“Carter”) making various claims alleging that the Cole Holdings Merger injured the Company and its shareholders. On May 13, 2013, Carter amended the complaint naming as defendants Holdings; CR III Advisors; Merger Sub; each of the Company’s directors, and the Company as nominal defendant. The amended complaint alleges a variety of claims against some or all of the defendants including claims for breaches of fiduciary duty and aiding and abetting those breaches; breaches of the Company’s charter and the advisory agreement with CR III Advisors; breach of the implied covenant of good faith; abuse of control; corporate waste; unjust enrichment; and, in connection with disclosures for the Company’s 2013 annual meeting, violations of Sections 14 and 20 of the Securities Exchange Act of 1934. Carter seeks, among other relief, a declaratory judgment; various forms of injunctive relief; compensatory damages; and restitution.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

On April 8, 2013, a putative class action and derivative action was filed in the U.S. District Court, Arizona District, captioned Schindler v. Cole Holdings Corporation, et al., No. CV-13-00712-PHX-ROS (“Schindler”) making various claims alleging that the Cole Holdings Merger injured the Company and its shareholders. On June 7, 2013, Schindler amended the complaint naming as defendants Holdings; CR III Advisors; Merger Sub; the Company’s directors; and the Company as nominal defendant. The amended complaint alleges a variety of claims against some or all of the defendants including claims for breaches of fiduciary duty and aiding and abetting those breaches; unjust enrichment; corporate waste; and, in connection with disclosures for the Company’s 2013 annual meeting, violations of Sections 14 and 20 of the Securities Exchange Act of 1934. Schindler seeks, among other relief, class certification; various forms of injunctive relief; compensatory damages; and restitution.
On October 23, 2013, the U.S. District Court for the District of Arizona issued an order granting defendants’ motion to consolidate the Carter and Schindler actions, granting Schindler’s motion for appointment as lead plaintiff and of his selection for lead plaintiffs’ counsel, and denying Carter’s motion for appointment of lead plaintiff and lead liaison counsel. On November 1, 2013, the court ordered plaintiffs to file an amended, consolidated complaint, but has since stayed the deadline of that filing pending further order of the court.
Litigation in Connection with the ARCP Merger
To date, four lawsuits have been filed in connection with the announced ARCP Merger Agreement. The first, Wunsch v. Cole Real Estate Investments, Inc., et al (“Wunsch”), No. 13-CV-2186, is a putative class action that was filed on October 25, 2013 in the U.S. District Court for the District of Arizona. The Company, ARCP, ARCP Merger Sub, and the Company’s directors — Christopher Cole, Thomas Andruskevich, Marc Nemer, Scott Sealy and Leonard Wood — are named as defendants. The named plaintiff claims to be a stockholder of the Company and purports to represent “all owners of the Company’s common stock as of October 23, 2013.” The complaint asserts two claims: first, that the individual defendants breached fiduciary duties owed to plaintiff and the other public stockholders of the Company; and second, that the entity defendants aided and abetted those breaches. The plaintiff seeks, among other relief: class certification; to enjoin the ARCP Merger or, if it is consummated, to rescind it; an accounting of all damages caused; and attorneys’ fees.
On October 30, 2013 and October 31, 2013, three other putative stockholder class action lawsuits were filed in the Circuit Court for Baltimore City, Maryland, captioned as: Operman v. Cole Real Estate Investments, Inc., et al (“Operman”); Branham v. Cole Real Estate Investments, Inc., et al (“Branham”); and Wilfong v. Cole Real Estate Investments, Inc., et al (“Wilfong”). All of these lawsuits name the Company, ARCP, and the Company’s directors as defendants; Branham and Wilfong also name ARCP Merger Sub as a defendant. All of the named plaintiffs claim to be stockholders of the Company and purport to represent all holders of the Company’s stock. Each complaint includes the same claims asserted in the Wunsch lawsuit described above: first, that the individual defendants breached fiduciary duties owed to the plaintiffs and to other public stockholders of the Company; and second, that the entity defendants aided and abetted those breaches. In addition, the Operman lawsuit claims that the individual defendants breached their duty of candor to stockholders; the Branham lawsuit also asserts a claim derivatively, on behalf of the Company, against the individual defendants for their alleged breach of fiduciary duties owed to the Company. Among other remedies, the complaints seek injunctive relief prohibiting the defendants from completing the proposed ARCP Merger or, in the event that an injunction is not awarded, unspecified money damages, costs and attorneys’ fees.
The Company believes that the lawsuits in connection with the Cole Holdings Merger and the ARCP Merger are without merit, but the ultimate outcome of these matters cannot be predicted.  While losses and legal expenses may be incurred, an estimate of the range of reasonably possible potential losses cannot be made, and no provisions for losses have been recorded in the accompanying condensed consolidated unaudited financial statements.
Purchase Commitments
Under its PCM segment, the Company enters into purchase and sale agreements, and deposits funds into escrow towards the purchase of such acquisitions, most of which are expected to be assigned to one of the Managed REITs at or prior to the closing of the respective acquisition. As of September 30, 2013, the Company was a party in 54 purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 163 properties, subject to meeting certain criteria, for an aggregate purchase price of $690.2 million, exclusive of closing costs.  As of September 30, 2013, the Company had $17.3 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. The Company will be reimbursed by the assigned Managed REIT for amounts escrowed when it acquires a property. As of October 31, 2013, the Company had assigned 58 of

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

these properties, with an aggregate purchase price of $322.2 million, to certain of the Managed REITs. As of October 31, 2013, two agreements were terminated and no escrow deposits were forfeited.
Contingent Consideration Arrangements
In addition, the Holdings Executives may be entitled to the Merger Contingent Consideration to be paid by the Company. The Company also had properties subject to earnout provisions obligating it to pay additional consideration to the respective seller contingent on the future leasing and occupancy of vacant space at the properties. Refer to Note 5 for further discussion.
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
NOTE 14 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company’s PCM segment is contractually responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. In addition, the Company distributes the shares of common stock for certain Managed REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings. The Company receives compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management and disposition of their respective assets, as applicable.
Offerings
The Company generally receives a selling commission of up to 7.0% of gross offering proceeds related to the sale of shares of CCPT IV, CCIT and CCIT II common stock in their primary offerings, before reallowance of commissions earned by participating broker-dealers. The Company has and intends to continue to reallow 100% of selling commissions earned to participating broker-dealers. In addition, the Company generally receives 2.0% of gross offering proceeds in the primary offerings, before reallowance to participating broker-dealers, as a dealer manager fee in connection with the sale of CCPT IV, CCIT and CCIT II shares of common stock. The Company, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer manager fees are paid to the Company or other broker-dealers with respect to shares sold under the respective Managed REIT’s distribution reinvestment plans, under which the stockholders may elect to have distributions reinvested in additional shares.
In connection with the sale of INAV shares of common stock, the Company receives an asset-based dealer manager fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to (1) 1/365th of 0.55% of the net asset value (“NAV”) for Wrap Class shares of common stock (“W Shares”) for such day, (2) 1/365th of 0.55% of the NAV for Advisor Class shares of common stock (“A Shares”) for such day and (3) 1/365th of 0.25% of the NAV for Institutional Class shares of common stock (“I Shares”) for such day. The Company, in its sole discretion, may reallow a portion of its dealer manager fee received on W Shares, A Shares and I Shares to participating broker-dealers. In addition, the Company receives a selling commission on A Shares sold in the primary offering of up to 3.75% of the offering price per share for A Shares, before reallowance of commissions earned by participating broker-dealers. The Company has and intends to continue to reallow 100% of selling commissions earned to participating broker-dealers. The Company also receives an asset-based distribution fee for A Shares that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.50% of the NAV for

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

A Shares for such day. The Company, in its sole discretion, may reallow a portion of the distribution fee to participating broker-dealers. No selling commissions are paid to the Company or other broker-dealers with respect to W Shares or I Shares or on shares of any class of INAV common stock sold pursuant to INAV’s distribution reinvestment plan, under which the stockholders may elect to have distributions reinvested in additional shares, and no distribution fees are paid to the Company or other broker-dealers with respect to W Shares or I Shares.
All other organization and offering expenses associated with the sale of the Managed REITs’ common stock (excluding selling commissions, if applicable, and the dealer manager fee) are paid for in advance by the Company and subject to reimbursement by the Managed REITs, up to certain limits per the respective advisory agreement. As these costs are incurred, they are recorded as reimbursement revenue, up to the respective limit, and are included in dealer manager fees, selling commissions and offering reimbursements in the financial results for the PCM segment in Note 4. Expenses paid on behalf of the Managed REITs in excess of these limits that are expected to be collected are recorded as program development costs. As of September 30, 2013, the Company had $8.3 million of organization and offering costs paid on behalf of the Managed REITs in excess of the limits that have not been reimbursed, which are expected to be reimbursed by the Managed REITs as they raise additional proceeds from the respective offering. The program development costs are included in intangible and other assets, net in the accompanying condensed consolidated unaudited balance sheets. Subsequent to September 30, 2013, the Company had incurred $590,000 of additional organization and offering costs and the Managed REITs reimbursed the Company $438,000.
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided to the Managed REITs related to the services described above during the three months ended September 30, 2013 and the period from the Cole Holdings Merger Date to September 30, 2013 (in thousands). As the Company did not commence operations for the PCM segment until the Cole Holdings Merger Date, comparative financial data is not presented for the three and nine months ended September 30, 2012.

	Three Months Ended September 30, 2013
	CCPT IV	CCIT	INAV	Total
Offering:
Selling commission revenue	$40,557	$71,379	$—	$111,936
Selling commissions reallowance expense	$40,557	$71,379	$—	$111,936
Dealer manager fee revenue	$11,723	$21,246	$67	$33,036
Dealer manager fees reallowance expense	$6,552	$11,909	$1	$18,462
Other expense reimbursement revenue	$11,827	$15,996	$69	$27,892

	Period from the Cole Holdings Merger Date to September 30, 2013
	CCPT IV	CCIT	INAV	Total
Offering:
Selling commission revenue	$54,924	$90,407	$—	$145,331
Selling commissions reallowance expense	$54,924	$90,407	$—	$145,331
Dealer manager fee revenue	$15,911	$26,847	$113	$42,871
Dealer manager fees reallowance expense	$8,849	$15,178	$2	$24,029
Other expense reimbursement revenue	$16,072	$20,238	$170	$36,480

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

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
The Company recorded fees and expense reimbursements as shown in the table below for services provided primarily to the Managed REITs related to the services described above during the three months ended September 30, 2013 and the period from the Cole Holdings Merger Date to September 30, 2013 (in thousands). As the Company did not commence operations for the PCM segment until the Cole Holdings Merger Date, comparative financial data is not presented for the three and nine months ended September 30, 2012.

	Three Months Ended September 30, 2013
	CCPT II (1)	CCPT IV	CCIT	Other	Total
Operations:
Acquisition fee revenue	$—	$7,257	$9,626	$—	$16,883
Asset management fee revenue	$411	$—	$—	$250	$661
Property management and leasing fee revenue	$248	$—	$—	$168	$416
Operating expense reimbursement revenue	$80	$1,780	$1,119	$—	$2,979
Advisory and performance fee revenue	$—	$2,650	$2,154	$324	$5,128

	Period from the Cole Holdings Merger Date to September 30, 2013
	CCPT II (1)	CCPT IV	CCIT	Other	Total
Operations:
Acquisition fee revenue	$—	$17,853	$20,390	$149	$38,392
Asset management fee revenue	$2,559	$—	$—	$486	$3,045
Property management and leasing fee revenue	$1,698	$—	$—	$346	$2,044
Operating expense reimbursement revenue	$933	$2,653	$1,641	$—	$5,227
Advisory and performance fee revenue	$—	$4,447	$3,338	$399	$8,184
________________
(1) Includes fees and reimbursements recorded for services provided to Cole Credit Property Trust II, Inc. (“CCPT II”) through July 17, 2013, the date of its merger with Spirit Realty Capital, Inc. (“Spirit”). In the connection with the merger between CCPT II and Spirit, the Company agreed to provide certain accounting and related services to Spirit for one quarter. During the nine months ended September 30, 2013, the Company recorded revenue of $900,000 related to these services, which is not included in the table above and is included in management fees and reimbursements in the financial results for the PCM segment in Note 4.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

Investment in REITs
As of September 30, 2013, the Company owned aggregate equity investments of $427,000 in the Unconsolidated Managed REITs, which is included in investment in unconsolidated entities in the accompanying condensed consolidated unaudited balance sheets. The table below presents certain information related to the Company’s investments in the Unconsolidated Managed REITs as of September 30, 2013 (carrying amount in thousands):

	% of Outstanding Shares Owned	Carrying Amount of Investment
Unconsolidated Managed REIT	as of September 30, 2013	as of September 30, 2013
CCPT	0.01%	$5
CCPT IV	0.02%	147
CCIT	0.01%	103
INAV	0.42%	172
		$427
In addition, as of September 30, 2013, the Company had an aggregate investment of $400,000 in two REITs: CCPT V, which is currently in the registration process, and CCIT II, which had its registration statement declared effective by the SEC on September 17, 2013. The aggregate investment of $400,000 is included in cash and cash equivalents in the accompanying condensed consolidated unaudited balance sheet as the Company is the sole stockholder of these REITs.
Due from Affiliates
As of September 30, 2013, $13.1 million was expected to be collected from the Managed REITs for services provided by the Company and expenses subject to reimbursement by the Managed REITs in accordance with their respective advisory and property management agreements and was included in due from affiliates on the accompanying condensed consolidated unaudited balance sheet. In connection with the Cole Holdings Merger, the Company acquired two secured revolving line of credit agreements that provide for an aggregate of $2.9 million of available borrowings to CCPT. The line of credit agreements each bear a fixed interest rate of 5.75%, mature in March 2014 and are secured by a single retail property. At the Cole Holdings Merger Date, no amounts were outstanding under the lines of credit. During the three months ended September 30, 2013, CCPT borrowed $300,000 on one of the lines of credit, which is included in due from affiliates in the accompanying condensed consolidated unaudited balance sheet.
Pre-Merger Expenses
Prior to the Cole Holdings Merger, CCPT III was externally advised by a subsidiary of Holdings. CCPT III recorded fees and expense reimbursements for property management and advisory services provided by a subsidiary of Holdings of $16.7 million from January 1, 2013 through the Cole Holdings Merger Date and $22.9 million and $82.8 million, respectively, for the three and nine months ended September 30, 2012.
NOTE 15 — EQUITY
Common Stock
The Company is authorized to issue up to 990.0 million shares of common stock, $0.01 par value per share. As of September 30, 2013, the Company had issued approximately 473.6 million shares, net of share redemptions, of which the approximately 4.3 million Escrow Shares, as discussed in Note 3, were not considered outstanding in accordance with GAAP. As of December 31, 2012, the Company had approximately 479.5 million shares issued and outstanding. On June 20, 2013, the Company listed its common stock on the NYSE under the ticker symbol “COLE.”
Preferred Stock
The Company is authorized to issue up to 10.0 million shares of preferred stock, $0.01 par value per share. As of September 30, 2013 and December 31, 2012, the Company did not have any preferred stock issued or outstanding. The Company’s board of directors has no present plans to issue shares of preferred stock, but it may do so at any time in the future without stockholder approval.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

Prior Public Offerings, Distribution Reinvestment Plan and Share Redemption Program
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
In addition, the Company registered 75.0 million shares of common stock under the DRIP pursuant to a registration statement filed on Form S-3 (the “DRIP Offering” and collectively with the Initial Offering and the Follow-on Offering, the “Offerings”), which was filed with the SEC on March 14, 2012 and automatically became effective with the SEC upon filing. On April 12, 2013, the Company announced that the board of directors, including all of the Company’s independent directors, had voted to suspend the DRIP. On June 17, 2013, the board of directors, including all of the Company’s independent directors, voted to terminate the DRIP effective as of the date of the Listing. Prior to the termination date, the Company had issued approximately 20.3 million shares pursuant to the DRIP Offering. During the nine months ended September 30, 2013, the Company deregistered the remaining approximately 54.7 million unsold shares.
In the Offerings, the Company issued approximately 499.9 million shares of its common stock for aggregate gross proceeds of $5.0 billion (including shares sold pursuant to the DRIP), before share redemptions pursuant to the share redemption program of $174.7 million and offering costs, selling commissions and dealer management fees of $463.2 million.
In connection with the Cole Holdings Merger, the Company issued approximately 12.8 million shares of the Company’s common stock during the nine months ended September 30, 2013 in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company redeemed approximately 796,000 shares to satisfy applicable tax withholdings related to the Upfront Stock Consideration and Listing Consideration.
The Company had a share redemption program whereby stockholders could sell shares of the Company’s common stock to the Company in compliance with the applicable requirements and guidelines of the Company’s share redemption program. On April 12, 2013, the Company’s board of directors, including all of its independent directors, voted to suspend the share redemption program in anticipation of the planned listing of its shares of common stock on the NYSE. On June 17, 2013, the Company’s board of directors, including all of its independent directors, voted to terminate the share redemption program effective as of the date of the Listing, and the share redemption program was terminated as of such date. During the nine months ended September 30, 2013, the Company received valid redemption requests relating to approximately 5.3 million shares, which were redeemed in full for $52.3 million (an average of $9.82 per share).
Tender Offer
On June 20, 2013, the Company commenced a modified “Dutch auction” tender offer to purchase for cash up to $250.0 million in value of shares of its common stock from its stockholders, which expired on August 8, 2013 (the “Tender Offer”). As a result of the Tender Offer, the Company purchased approximately 20.4 million shares of common stock properly tendered and not properly withdrawn prior to the expiration of the Tender Offer at a purchase price of $12.25 per share, for an aggregate purchase price of $250.0 million, excluding fees and expenses relating to the Tender Offer. The Company funded the purchase price for shares of common stock accepted for payment pursuant to the Tender Offer, and related fees and expenses, from available cash and borrowings under the Credit Facility.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

Fractional Share Redemptions
In connection with the Listing, the Company’s board of directors, including all of its independent directors, approved eliminating all outstanding fractional shares of the Company’s common stock no earlier than the 11th business day following the completion or termination of the Tender Offer by paying each holder of a fractional share as of the record date for the payments an amount in cash equal to the fraction of a share being repurchased multiplied by the average closing price of the Company’s common stock on the NYSE for the ten trading days ending on the trading day prior to the record date, rounded to the nearest whole cent. During the three months ended September 30, 2013, the Company redeemed an aggregate of approximately 35,000 fractional shares for $394,000 (an average of $11.18 per share).
Share Repurchase Program
The Company’s board of directors adopted a share repurchase program (the “Share Repurchase Program”), authorizing the repurchase by the Company, from time to time, of the Company’s shares of common stock for an aggregate purchase price (excluding fees, commissions and all other ancillary expenses) of up to $250.0 million commencing no earlier than the 11th business day following the completion or termination of the Tender Offer. The Company may conduct repurchases on the open market, including through the facilities of the NYSE, in privately negotiated transactions, or otherwise, by direct purchases of common stock or purchases pursuant to derivative instruments or securities relating to common stock, or other transactions. The timing and extent of any repurchases will depend upon market conditions, the trading price of the common stock and other factors. The Share Repurchase Program does not require the Company to acquire any specific number of or value of shares (subject to the maximum value stated above) and may be terminated at any time. The Company intends to fund the purchase price for shares of common stock repurchased pursuant to the Share Repurchase Program, and all related fees and expenses, from available cash and/or borrowings under the Credit Facility. No shares were repurchased under the Share Repurchase Program as of September 30, 2013. The ARCP Merger Agreement, which was entered into subsequent to September 30, 2013, provides that the Company generally may not repurchase shares of its common stock, except as may otherwise be provided in the ARCP Merger Agreement.
NOTE 16 — STOCK-BASED COMPENSATION
Equity Incentive Plans
During the nine months ended September 30, 2013, the Company’s board of directors, upon the recommendation of a special committee comprised solely of independent directors, approved and adopted the Cole Credit Property Trust III, Inc. 2013 Omnibus Employee Incentive Plan (the “Employee Plan”) and the Cole Credit Property Trust III, Inc. 2013 Non-Employee Director Plan (the “Non-Employee Director Plan”, and together with the Employee Plan, the “Equity Plans”). The Equity Plans were adopted and became effective on May 8, 2013 and, unless earlier terminated by the board of directors, will terminate on May 8, 2023. The compensation committee of the Company’s board of directors administers the Equity Plans. Pursuant to the Employee Plan, approximately 40.2 million shares of common stock of the Company, subject to adjustment, are reserved for issuance, and pursuant to the Non-Employee Director Plan, a total of 500,000 shares of common stock of the Company, subject to adjustment, are reserved for issuance. The Equity Plans provide for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, dividend equivalents and other stock-based awards. The Employee Plan also provides for the grant of stock options intended to be incentive stock options under Section 422 of the Internal Revenue Code and cash-based awards. Awards under the Employee Plan may only be granted to employees and consultants of the Company, while awards under the Non-Employee Director Plan may only be granted to non-employee directors of the Company’s board of directors. Under the Non-Employee Director Plan, the maximum number of awards that may be granted to any non-employee director in a calendar year may not exceed a grant date fair market value of $300,000.
In July 2013 and August 2013, the compensation committee of the Company’s board of directors approved the grant of approximately 2.3 million restricted share units (“RSUs”) to certain Company employees, including the Company’s chief executive officer and its other executive officers, and approximately 592,000 performance share units (“PSUs”) to the Company’s chief executive officer and its other executive officers under the Employee Plan. The RSUs are scheduled to vest and will be settled in shares of the Company’s common stock in installments subject to the employee’s continued employment over a three-year period. The PSUs have a performance vesting condition based on the Company’s achievement of total stockholder return relative to the total stockholder return of a specified peer group and a continued employment condition over a three-year period, and will be settled in shares of the Company’s common stock in installments at the end of the three-year period.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

In addition, in August 2013, the compensation committee of the Company’s board of directors approved the grant of approximately 27,000 RSUs under the Non-Employee Director Plan to non-employee directors of the Company. These RSUs are scheduled to vest on July 1, 2014, subject to the non-employee director’s continued service as a director of the Company through the vesting date.
The following table summarizes the Company’s non-vested share awards activity under the Equity Plans during the nine months ended September 30, 2013:

	RSU Awards		PSU Awards
	Shares	Weighted Average Grant Date Fair Value (1)	Shares	Weighted Average Grant Date Fair Value (2)
Non-vested at December 31, 2012	—	—	—	—
Granted	2,283,744	$10.56	591,929	$7.04
Vested	—	—	—	—
Forfeited	(6,450)	10.56	—	—
Non-vested at September 30, 2013	2,277,294	$10.56	591,929	$7.04
________________

(1)
The grant date fair values of the RSUs were based on the closing price reported for the Company’s common stock on the NYSE on the respective grant date. Certain RSUs are subject to a two-year restriction period, and, therefore, the fair value for such RSUs was adjusted for a lack of marketability discount of 15%.

(2)
The grant date fair values for the PSUs were determined using a Monte Carlo simulation model on a risk-neutral basis. The key assumptions used in the model were primarily based on available Company data and data of companies with similar operations to the Company and included: (1) an expected volatility rate of 32%; (2) a dividend yield of 6%; (3) a risk-free interest rate of 0.64%; and (4) a lack of marketability discount of 15%, as applicable.

During each of the three and nine months ended September 30, 2013, the Company recognized $1.8 million of stock-based compensation expense related to the Equity Plans, which is included in general and administrative expenses in the accompanying condensed consolidated unaudited statement of operations. The Company used historical staff turnover rates to estimate the forfeiture rate for its non-vested RSUs granted to employees of the Company, which is reflected as a reduction to stock-based compensation expense. In accordance with the Equity Plans, the Company will pay cash dividends related to the RSUs and PSUs on each respective vesting date. These dividends are forfeitable if the respective employee or non-employee director is no longer employed by or serving on the board of directors of, as applicable, the Company on the vesting date. As of September 30, 2013, the Company recorded $300,000 of dividends payable for dividends that would have been paid had the RSUs and PSUs been issued on the respective grant date, adjusted for the forfeiture rate discussed above. These dividends payable are included in the accompanying condensed consolidated unaudited balance sheet in deferred rent, derivative and other liabilities.
As of September 30, 2013, the Company had $21.8 million of unrecognized compensation expenses related to the RSUs, which will be recognized over the remaining weighted average vesting period of approximately 1.7 years, and $3.9 million of unrecognized compensation expenses related to the PSUs, which will be recognized over the remaining weighted average vesting period of approximately 2.7 years.
See Note 19 for a discussion of the treatment of the RSUs and PSUs under the ARCP Merger Agreement.
Merger Related Stock-Based Compensation
The Company issued the Escrow Shares in connection with the Cole Holdings Merger and the Listing. The Company recognized $13.3 million and $23.6 million of merger related stock-based compensation expense related to the Escrow Shares during the three and nine months ended September 30, 2013, respectively. See Note 3 for further discussion.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

NOTE 17 — EARNINGS PER SHARE
The Escrow Shares are included in the computation of earnings per share under the two-class method as they contain non-forfeitable rights to dividends and are considered to be participating securities in accordance with GAAP. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Escrow Shares contain rights to receive non-forfeitable dividend equivalents, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share below excludes the income attributable to the Escrow Shares from the numerator. The following table summarizes basic and diluted earnings (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to the Company	$24,189	$18,567	$93,323	$77,727
Dividends paid and declared on Escrow Shares	(764)	—	(1,369)	—
Net income - basic and diluted	$23,425	$18,567	$91,954	$77,727

Denominator:
Weighted average number of common shares outstanding - basic	479,370,020	476,353,149	482,720,629	457,996,321
Effect of dilutive securities	16,109,936	—	6,568,232	—
Weighted average number of common shares outstanding - diluted	495,479,956	476,353,149	489,288,861	457,996,321

Basic earnings per common share:
Net income per common share attributable to the Company	$0.05	$0.04	$0.19	$0.17
Diluted earnings per common share:
Net income per common share attributable to the Company	$0.05	$0.04	$0.19	$0.17
In accordance with GAAP, shares of common stock included in the Company’s diluted earnings per common share determination consist of the Merger Contingent Consideration pursuant to the Cole Holdings Merger Agreement using the if-converted method and unvested shares from the Escrow Share arrangements using the treasury share method. A total of 1,347,653 and 773,690 shares of common stock for the three and nine months ended September 30, 2013, respectively, were excluded from the earnings per share computations above as their effect would have been antidilutive.
NOTE 18 — INCOME TAXES
As a REIT, the Company generally is not subject to federal income tax, with the exception of its TRS.  However, the Company, including its TRS, is still subject to certain state and local income taxes in the various jurisdictions in which it operates.
Based on the above, the PCM segment, substantially all of which is conducted through a TRS, recognized a provision for federal and state income taxes of $9.4 million and $9.2 million for the three and nine months ended September 30, 2013, respectively. No provision for income taxes was recognized for the three and nine months ended September 30, 2012 as the Company did not commence operations for the PCM segment until the Cole Holdings Merger Date. The difference in the provision for income taxes reflected in the condensed consolidated unaudited statements of operations as compared to the provision calculated at the statutory federal income tax rate is primarily attributable to various permanent differences and state and local income taxes.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

The REI segment recognized state income and franchise taxes of $481,000 and $1.7 million during the three and nine months ended September 30, 2013, respectively, and $348,000 and $1.5 million during the three and nine months ended September 30, 2012, respectively, which are included in general and administrative expenses in the accompanying condensed consolidated unaudited statements of operations.
NOTE 19 — SUBSEQUENT EVENTS
ARCP Merger Agreement
On October 22, 2013, the Company entered into the ARCP Merger Agreement with ARCP and ARCP Merger Sub. The ARCP Merger Agreement provides for the merger of the Company with and into ARCP Merger Sub, with ARCP Merger Sub surviving as a direct wholly owned subsidiary of ARCP. The board of directors of the Company has, by unanimous vote of the members of the board of directors, approved the ARCP Merger Agreement, the ARCP Merger and the other transactions contemplated by the ARCP Merger Agreement. The ARCP Merger is expected to close in the first half of 2014.
Pursuant to the terms and subject to the conditions set forth in the ARCP Merger Agreement, at the effective time of the ARCP Merger (the “Effective Time”), each outstanding share of common stock, par value $0.01, of the Company (“Company Common Stock”) will be converted into the right to receive, pursuant to an election made by each stockholder, (i) $13.82 in cash, but in no event will the aggregate consideration paid in cash be paid on more than 20% of the shares of Company Common Stock issued and outstanding as of immediately prior to the Effective Time or (ii) 1.0929 shares of common stock, par value $0.01, of ARCP (“ARCP Common Stock”).
If the aggregate elections for payment in cash exceed 20% of the number of shares of Company Common Stock issued and outstanding immediately prior to the Effective Time, then the amount of cash consideration paid on cash elections will be reduced on a pro rata basis with the remaining consideration paid in ARCP Common Stock.
At the Effective Time, each of the Company’s outstanding RSUs and PSUs will vest in full and will be converted into the right to receive the merger consideration. Each PSU will be deemed earned based on the average of the target and maximum percentage payout percentages set forth under the terms of the award agreement applicable to such PSU.
Pursuant to the terms of the ARCP Merger Agreement, the board of directors of ARCP will be expanded by two, which vacancies will be filled by two of the Company’s independent directors at the Effective Time, subject to the ARCP board’s determination that such individuals meet the definition of “independent director” set forth in the rules and regulations of the NASDAQ Stock Market and applicable regulations promulgated by the SEC, and satisfy the criteria set forth in ARCP’s Nominating and Corporate Governance Committee charter.
The Company and ARCP have made certain customary representations and warranties to each other in the ARCP Merger Agreement. The Company has agreed, among other things, not to solicit, initiate, knowingly encourage or knowingly facilitate any inquiry, discussion, offer or request from third parties regarding other proposals to acquire the Company, and not to engage in any discussions or negotiations regarding any such proposal, or furnish to any third party non-public information regarding the Company. The Company has also agreed to certain other restrictions on its ability to respond to any such proposals. The ARCP Merger Agreement also includes certain termination rights for both the Company and ARCP and provides that, in connection with the termination of the ARCP Merger Agreement, under specified circumstances, the Company or ARCP, as applicable, may be required to pay to the other party expense reimbursements in an amount equal to $10.0 million. The ARCP Merger Agreement also provides for the payment of a break-up fee by the Company in the amount of $100.0 million if the ARCP Merger Agreement is terminated under specified circumstances, and for the payment of a reverse break-up fee by ARCP in the amount of either $5.0 million or $110.0 million if the ARCP Merger Agreement is terminated under certain other specified circumstances.
The completion of the ARCP Merger is subject to various conditions, including, among other things, the approval by the Company’s stockholders of the ARCP Merger and the approval by ARCP’s stockholders of the issuance of ARCP Common Stock in connection with the ARCP Merger, the absence of any law, order or injunction prohibiting the consummation of the ARCP Merger, the receipt of certain third party consents and the consummation by ARCP of its previously announced mergers with CapLease, Inc. (“CapLease” and the proposed merger with CapLease, the “CapLease Merger”) and American Realty Capital Trust IV, Inc. (“ARCT IV” and the proposed merger with ARCT IV, the “ARCT IV Merger”). Moreover, each party’s obligation to consummate the ARCP Merger is subject to certain other conditions, including the accuracy of the other party’s

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

representations and warranties (subject to customary qualifications) and the other party’s material compliance with its covenants and agreements contained in the ARCP Merger Agreement.
Concurrently with the execution of the ARCP Merger Agreement, Mr. Cole and Marc T. Nemer, the Company’s Chief Executive Officer, entered into a voting agreement with ARCP (the “Voting Agreement”), pursuant to which each of them has agreed to vote in favor of the ARCP Merger and the other transactions contemplated by the ARCP Merger Agreement, upon the terms and subject to the conditions set forth in such agreement. The Voting Agreement will terminate upon certain circumstances, including upon termination of the ARCP Merger Agreement.
Indemnification Agreements
On October 22, 2013, the Company entered into indemnification agreements with each of its directors (the “indemnitee”) that obligate the Company to indemnify them to the maximum extent permitted by Maryland law against all judgments, penalties, fines and amounts paid in settlement and all expenses actually and reasonably incurred by the indemnitee or on his or her behalf in connection with a proceeding. The indemnitee is not entitled to indemnification if it is established that one of the exceptions to indemnification under Maryland law, as set forth in the indemnification agreement, exists.
In addition, the indemnification agreement requires the Company to advance reasonable expenses incurred by the indemnitee within ten days of the receipt by the Company of a statement from the indemnitee requesting the advance. The indemnification agreement also provides for procedures for the determination of entitlement to indemnification, including requiring such determination be made by independent counsel after a change of control of the Company.
Letter Agreements
Concurrently with the execution of the ARCP Merger Agreement, Mr. Cole, Mr. Nemer, Jeffrey C. Holland, the Company’s President and Chief Operating Officer, Stephan Keller, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, and D. Kirk McAllaster, Jr., the Company’s Executive Vice President (collectively, the “Executives”) entered into letter agreements with the Company and ARCP (collectively, the “Letter Agreements”), pursuant to which each of them has agreed, among other things, to certain arrangements in connection with closing of the ARCP Merger and the payment of amounts to which they are entitled under their respective employment agreements and/or the Cole Holdings Merger Agreement, under which the Executives may be entitled to the Merger Contingent Consideration payable by the Company.
Under the Letter Agreements, within three business days after the ARCP Merger is consummated, ACRP will pay each Executive a specified amount in respect of the Merger Contingent Consideration (or bonus entitlements in respect thereof) that remain payable pursuant to the Cole Holdings Merger Agreement. That amount is $217,544,614 for Mr. Cole, $38,390,226 for Mr. Nemer, $9,421,000 each for Messrs. Holland and Keller and $5,223,160 for Mr. McAllaster (collectively, the “Holdings Merger Payments”). The Holdings Merger Payments will be paid in shares of ARCP Common Stock, valued based on the volume weighted average closing sale price per share of ARCP Common Stock on the NASDAQ Stock Market over the ten consecutive trading days ending the trading day immediately before the date that the ARCP Merger is consummated. If the ARCP Merger is consummated after the Incentive Consideration (or bonus entitlements in respect thereof) has already been paid to the Executives, for each Executive, the Holdings Merger Payment will be offset dollar-for-dollar by the amount of the Incentive Consideration (or bonus entitlements in respect thereof) paid to such Executive.
The Letter Agreements also provide that the shares of ARCP Common Stock issued to the Executives in connection with the ARCP Merger (including the shares of ARCP Common Stock issued in respect of the Holdings Merger Payments and shares of Company Common Stock held by the Executives as of the consummation of the ARCP Merger) will be deemed to be “Registrable Securities” pursuant to, and subject to the terms of, the Registration Rights Agreement, dated as of April 5, 2013 (the “Registration Rights Agreement”), including the transfer restrictions set forth in the Registration Rights Agreement. Such transfer restrictions generally prohibit the transfer of (a) one-third (1/3) of the Registrable Securities to be issued to the Executives in respect of certain shares of Company Common Stock that the Executives received pursuant to the Cole Holdings Merger Agreement (and bonus entitlements in respect thereof) until April 5, 2014, (b) one-third (1/3) of such Registrable Securities until April 5, 2015 and (c) the remaining one-third (1/3) of such Registrable Securities until April 5, 2016. The shares of ARCP Common Stock issued pursuant to the Holdings Merger Payments that are not attributable to Incentive Consideration under the Cole Holdings Merger Agreement will be released from transfer restrictions under the Registration Rights Agreement (which generally prohibits transfer of such shares until December 31, 2017) on a quarterly basis on the last day of each calendar quarter, beginning with the first full calendar quarter following the consummation of the ARCP Merger through December 31, 2017.

COLE REAL ESTATE INVESTMENTS, INC.
(F/K/A COLE CREDIT PROPERTY TRUST III, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

The Letter Agreements also provide for the conversion of the Escrow Shares for the satisfaction of certain potential retention and indemnification claims under the Cole Holdings Merger Agreement into shares of ARCP Common Stock or cash, depending on the applicable Executive’s election under the terms of the ARCP Merger Agreement which will remain on deposit with the escrow agent in accordance with and subject to the terms of the indemnification escrow agreement.
The Letter Agreements with Messrs. Cole and Nemer included additional terms relating to their separation from the Company (which will be treated as a termination without cause within two years following a change in control under their respective employment agreements) in connection with the consummation of the ARCP Merger and the payment of amounts to which they are entitled under their respective employment agreements and the ARCP Merger Agreement. In consideration of payments and benefits to which they are entitled under their employment agreements and the Letter Agreements, Messrs. Cole and Nemer each agreed to execute and deliver a release of claims in favor of the Company, ARCP and their respective affiliates. Additionally, the Letter Agreements with Messrs. Cole and Nemer include (i) non-disparagement covenants that are effective until the third anniversary of the consummation of the ARCP Merger and (ii) a standstill, effective until the third anniversary of each of their Letter Agreements unless the ARCP Merger Agreement is terminated, on acquiring securities of or soliciting proxies with respect to the Company, ARCP, their respective subsidiaries and affiliates, or certain investment vehicles sponsored or advised by those entities, subject to fiduciary obligations.
In addition, the Letter Agreement with Mr. Cole provides that, subject to the terms of the ARCP Merger Agreement, Mr. Cole, together with his affiliates, will be entitled to elect to receive cash consideration in the ARCP Merger in respect of up to 20% of all of the shares of Company Common Stock held by Mr. Cole and his affiliates. Mr. Cole also agreed that after the ARCP Merger is consummated, he will not register or use names or trademarks that would be confusingly similar to certain marks of the Company and its subsidiaries. The Letter Agreement with Mr. Cole also amended the scope of the non-competition covenant under the Cole Holdings Merger Agreement and modified the non-competition period so that it applies five years after the consummation of the ARCP Merger, rather than five years after the consummation of the Cole Holdings Merger.
Dividends
On November 1, 2013, the Company’s board of directors authorized the declaration and payment of a cash dividend on a monthly basis, in the amount of $0.06 per share of common stock (a monthly rate that is equivalent to an annual rate of $0.72 per share) for stockholders of record as of each of November 29, 2013, December 31, 2013 and January 31, 2014, respectively.  The payment dates for the dividends for the stockholders of record as of November 29, 2013, December 31, 2013 and January 31, 2014 will be December 2, 2013, January 2, 2014 and February 3, 2014, respectively.  However, if the ARCP Merger is consummated in January 2014, but on or before January 31, 2014, the dividend for January 2013 will be pro-rated based on the number of days elapsed during the month through and including the day prior to the day on which the ARCP Merger is consummated, and the payment date for such pro-rated dividend will be the last business day prior to the date the ARCP Merger is consummated for stockholders of record as of the close of business on such day.
Other Transactions
Real Estate Investment Segment
Subsequent to September 30, 2013, the Company acquired 9 commercial real estate properties for an aggregate purchase price of $40.4 million and sold the 2013 Held for Sale Property discussed in Note 9 for a sales price of $80.5 million, which was greater than the carrying amount of the property. Subsequent to September 30, 2013, the Company received proceeds of $5.2 million related to the Mezzanine Note, consisting of a $5.0 million loan prepayment and $160,000 consent fee, as discussed in Note 7. As of October 31, 2013, the Company had $998.0 million outstanding under the Credit Facility.
Private Capital Management Segment
As of October 31, 2013, the Company was a party to 40 purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 142 retail properties, subject to meeting certain criteria, for an aggregate purchase price of $601.5 million, exclusive of closing costs.
Subsequent to September 30, 2013 through October 31, 2013, the PCM segment raised $511.0 million of capital on behalf of the Managed REITs, which included approximately $7.8 million pursuant to the distribution reinvestment plans for such programs. In addition, the PCM segment facilitated the acquisition of $214.0 million of real estate investments and $48.8 million of real estate financing on behalf of the Managed REITs subsequent to September 30, 2013 through October 31, 2013.

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
Forward-Looking Statements
Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash dividends to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. A full discussion of our risk factors may be found under “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in this Quarterly Report on Form 10-Q.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, (1) changes in national, international, regional and local economic conditions, (2) changes in financial markets, interest rates, credit spreads, and foreign currency exchange rates, (3) changes in real estate conditions, (4) continued ability to source new investments, (5) risks associated with acquisitions, (6) construction costs that may exceed estimates, and construction delays, (7) lease-up risks, rent relief, and inability to obtain new tenants upon the expiration or termination of existing leases, (8) maintenance of real estate investment trust status, (9) legal matters, (10) availability of financing and capital generally, (11) inability to obtain financing or refinance existing debt and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows, (12) changes in demand for properties, (13) risks associated with the ability to consummate the ARCP Merger and the timing of the closing of the ARCP Merger, and (14) additional risks and factors discussed in reports filed by the Company with the SEC from time to time. The forward-looking statements should be read in light of the risk factors identified under “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in this Quarterly Report on Form 10-Q.
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
Overview
We were formed on January 22, 2008 to acquire and operate a diverse portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. We are headquartered in Phoenix, Arizona and had approximately 350 employees as of September 30, 2013.

On March 5, 2013, we entered into the Cole Holdings Merger Agreement with Holdings, Merger Sub and the Holdings Stockholder. The Cole Holdings Merger Agreement provided for the merger of Holdings with and into Merger Sub, with Merger Sub surviving and continuing its existence under the laws of the state of Maryland as our wholly owned subsidiary. Effective April 5, 2013, we consummated the Cole Holdings Merger and acquired the business conducted by Holdings.
As a result of the Cole Holdings Merger, in addition to operating a diverse portfolio of core commercial real estate investments, we are responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. We receive compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. Furthermore, we, through a wholly owned subsidiary, wholly own CCA, which we and CCA jointly elected to treat as a TRS for federal income tax purposes. In order to avoid a potential adverse impact on our status as a REIT, we conduct substantially all of our investment management business through the TRS. Our business operates in two business segments, Real Estate Investment and Private Capital Management.
On October 22, 2013, we entered into the ARCP Merger Agreement with ARCP and ARCP Merger Sub. The ARCP Merger Agreement provides for the merger of us with and into ARCP Merger Sub, with ARCP Merger Sub surviving as a direct wholly owned subsidiary of ARCP. Our board of directors has, by unanimous vote of the members of the board of directors, approved the ARCP Merger Agreement, the ARCP Merger and the other transactions contemplated by the ARCP Merger Agreement. See Note 19 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further discussion regarding the ARCP Merger.
Through our REI segment, we expect that we will continue to acquire properties throughout 2013 and 2014 prior to the ARCP Merger utilizing borrowings on the Credit Facility, the proceeds from the strategic sale of properties and/or marketable securities, proceeds from financings on owned properties and future property acquisitions and other investments and cash flows from operations. We expect property acquisitions through 2013 to be less than acquisitions in 2012.
Our operating results and cash flows in the REI segment are primarily influenced by rental income from our commercial properties, interest expense on our property acquisition indebtedness and acquisition, compensation and operating expenses. Rental and other property income from our commercial real estate portfolio accounted for 87% and 86% of total revenue for the REI segment during the three months ended September 30, 2013 and 2012, respectively, and 87% of total revenue during each of the nine months ended September 30, 2013 and 2012. As 99% of our rentable square feet was under lease as of September 30, 2013, with a weighted average remaining lease term of 11.9 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. We regularly monitor the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If we identify significant changes or trends that may adversely affect the creditworthiness of a tenant, we will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of September 30, 2013, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 51%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with future property acquisitions or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Our operating results in the PCM segment are primarily influenced by the capital we raise and commercial properties we acquire and manage on behalf of the Managed REITs. We are currently raising capital and/or acquiring assets on behalf of certain Managed REITs. We seek to manage the variability associated with these revenues by creating product offerings that last two years or more and offering multiple REITs with different investment objectives simultaneously. Additionally, we may seek to structure new REITs with similar investment objectives to commence their respective offerings upon the completion of the primary offering of an existing REIT with a similar investment objective.

Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies and CMBS conduits have increased lending activity. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, Credit Facility borrowings, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.
Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales, and warehouse distribution. Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth.  Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of September 30, 2013, 99% of our rentable square feet was under lease, and we expect that occupancy will remain high as the real estate recovery continues. However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, we will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.

In addition, as we are responsible for managing the Managed REITs and identifying and making acquisitions and investments on the Managed REITs’ behalf, we continue to see investment opportunities that we believe will allow us to structure transactions on profitable terms for the Managed REITs and future REITs or other programs we may manage. We developed an investment approach that focuses on single-tenant commercial properties and multi-tenant power centers, which are leased to name-brand creditworthy tenants, subject to long-term net leases. We believe that the real estate and related investment environment remains attractive and that we will be able to deliver favorable yields for the Managed REITs. However, our primary investment focus on necessity-based real estate has gained popularity in the marketplace; as such, we have experienced increased competition for real estate and related investments. With increased competition, there is a potential for additional pressure on the returns that we can generate from our investments and our ability to execute transactions, which may impact our ability to raise capital on behalf of the Managed REITs.
Results of Operations
As a result of the Cole Holdings Merger, we evaluate our operating results by our two business segments, Real Estate Investment and Private Capital Management.
Real Estate Investment Segment
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets, including the Consolidated Joint Ventures, as of September 30, 2013 and 2012:

	September 30,
	2013	2012
Number of commercial properties (1)	1,026	968
Approximate rentable square feet (2)	44.8 million	41.4 million
Percentage of rentable square feet leased	99%	99%
________________

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.

(2)	Includes square feet of the buildings on land that are subject to ground leases.

The following table summarizes our real estate investment activity, including the Consolidated Joint Ventures, during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Commercial properties acquired (1)	17	42	32	287
Approximate purchase price of acquired properties	$120.0 million	$371.0 million	$410.7 million	$1.5 billion
Commercial properties disposed of	5	—	20	12
Approximate sales price of disposed properties	$13.4 million	$—	$100.1 million	$69.4 million
________________

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Revenue. REI revenue increased $26.5 million, or 19%, to $166.7 million for the three months ended September 30, 2013, compared to $140.2 million for the three months ended September 30, 2012. Our REI revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 87% and 86% of total REI revenue during the three months ended September 30, 2013 and 2012, respectively.
Rental and other property income increased $23.5 million, or 19%, to $144.6 million for the three months ended September 30, 2013, compared to $121.1 million for the three months ended September 30, 2012. The increase was primarily due to an increase in the average gross real estate assets net of gross intangible lease liabilities we owned to $7.0 billion for three months ended September 30, 2013, compared to $6.3 billion for the three months ended September 30, 2012. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $15.2 million of tenant reimbursement income during the three months ended September 30, 2013, compared to $10.8 million during the three months ended September 30, 2012.
We also review our stabilized operating results from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store.” The following table shows our same store portfolio statistics for the three months ended September 30, 2013 and 2012, which include 887 properties, excluding properties acquired through the Unconsolidated Joint Ventures, acquired prior to July 1, 2012 and owned through September 30, 2013 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2013	2012	$ Change	% Change
Same store base rental revenue (1)	$113,823	$111,821	$2,002	1.8%
Same store other rental revenue (1)	5,721	7,190	(1,469)	(20.4)%
Total same store rental revenue	119,544	119,011	533	0.4%

Rental and other property income from income-producing properties acquired subsequent to June 30, 2012 and properties sold prior to September 30, 2013	25,016	2,094	22,922	1,094.7%

Total rental and other property income	$144,560	$121,105	$23,455	19.4%
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

In addition, we earn revenue on our real estate-related investments, including interest income on notes receivable and marketable securities. Interest income on notes receivable increased $190,000, or 11%, to $2.0 million for the three months ended September 30, 2013, compared to $1.8 million for the three months ended September 30, 2012. The increase was due to a full quarter of interest income earned on the $25.0 million Mezzanine Note during the three months ended September 30, 2013 as the Mezzanine Note was acquired during the three months ended September 30, 2012. We also recorded interest income on marketable securities of $5.0 million for the three months ended September 30, 2013, compared to $6.5 million for the three months ended September 30, 2012. We owned marketable securities with an average face value of $290.0 million during the three months ended September 30, 2013, compared to marketable securities with an average face value of $418.9 million during the three months ended September 30, 2012.
General and Administrative Expenses and Property and Asset Management Expenses. In aggregate, general and administrative expenses and property and asset management expenses decreased $2.3 million, or 15%, to $12.7 million for the three months ended September 30, 2013, compared to $15.0 million for the three months ended September 30, 2012. Prior to the Cole Holdings Merger, pursuant to the advisory agreement with Holdings, we paid property and asset management fees and reimbursements to Holdings related to these services. These fees and reimbursements were recorded in property and asset management expenses in the accompanying condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q. Subsequent to the Cole Holdings Merger Date, we were no longer required to pay these fees and reimbursements and all general and administrative expenses incurred are allocated between the PCM segment and REI segment and are recorded in general and administrative expenses in the accompanying condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.
For the three months ended September 30, 2013, we incurred $12.5 million of general and administrative expenses. The primary general and administrative expense items were the REI segment’s share of employee compensation and benefits, including stock-based compensation, of $6.5 million, professional and accounting fees and escrow and trustee fees. In addition, general and administrative expenses included $1.9 million of costs related to the Listing and Tender Offer expenses incurred during the three months ended September 30, 2013. During the three months ended September 30, 2013, we incurred $263,000 of third-party property management fees.
Merger Related Stock-Based Compensation. For the three months ended September 30, 2013, we recorded merger related stock-based compensation expense of $13.3 million, which was due to the amortization of the compensation expense related to the Escrow Shares in connection with the Upfront Stock Consideration and the Listing Consideration. See Note 3 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further details. No merger related stock-based compensation expense was recorded during the three months ended September 30, 2012.
Property Operating Expenses. Property operating expenses increased $5.0 million, or 39%, to $17.7 million for the three months ended September 30, 2013, compared to $12.7 million for the three months ended September 30, 2012. The increase was primarily due to increased property taxes, utilities, repairs and maintenance and insurance expenses relating to owning an average of $7.0 billion of gross real estate assets net of gross intangible lease liabilities during the three months ended September 30, 2013, compared to owning an average of $6.3 billion of gross real estate assets net of gross intangible lease liabilities during the three months ended September 30, 2012. In addition, the increase was due to the ownership of more properties during the three months ended September 30, 2013 than in the three months ended September 30, 2012, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. Of these property operating expenses, 93% are reimbursable by the respective tenants.
Merger and Acquisition Related Expenses. Merger and acquisition related expenses of $25.2 million for the three months ended September 30, 2013 primarily consisted of a $22.9 million increase in the fair value of the Merger Contingent Consideration recorded during such period, as discussed in Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. In addition, we recorded $2.0 million for legal, consulting and other expenses related to the Cole Holdings Merger during the three months ended September 30, 2013, and $2.5 million during the three months ended September 30, 2012. Property related acquisition expenses decreased $10.8 million to $308,000 for the three months ended September 30, 2013, compared to $11.1 million for the three months ended September 30, 2012. The decrease was due to acquisition related expenses incurred in connection with the purchase of 17 commercial properties, for an aggregate purchase price of $120.0 million, during the three months ended September 30, 2013, compared to 42 commercial properties, for an aggregate purchase price of $371.0 million, during the three months ended September 30, 2012. In addition, prior to the Cole Holdings Merger, pursuant to the advisory agreement with Holdings, we paid an acquisition fee to Holdings of 2% of the contract purchase price of each property or asset acquired. We also reimbursed Holdings for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan other than for personnel costs for which Holdings received acquisition fees. Subsequent to the Cole Holdings Merger, these fees and reimbursements were eliminated.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $9.0 million, or 22%, to $49.8 million for the three months ended September 30, 2013, compared to $40.8 million for the three months ended September 30, 2012. The increase was primarily due to an increase in the average invested assets to $7.5 billion for the three months ended September 30, 2013 from $6.7 billion for the three months ended September 30, 2012.
Other Income. Other income decreased $205,000, or 42%, to $278,000 for the three months ended September 30, 2013, compared to $483,000 for the three months ended September 30, 2012. The decrease was primarily due to a decrease in equity in income of unconsolidated entities for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This decrease was partially offset by an increase of other miscellaneous non-rental related income received during the three months ended September 30, 2013. Other income also includes interest income on uninvested cash.
Interest Expense. Interest expense decreased $3.4 million, or 8%, to $40.5 million for the three months ended September 30, 2013, compared to $43.9 million during the three months ended September 30, 2012. The decrease was primarily due to a $9.3 million loss on an ineffective interest rate swap reclassified from accumulated other comprehensive income into interest expense during the three months ended September 30, 2012. This was partially offset by an increase in the average aggregate amount of notes payable and other borrowings outstanding to $3.6 billion during the three months ended September 30, 2013 from $3.0 billion for the three months ended September 30, 2012.
Income from Discontinued Operations. Income from discontinued operations was $556,000 for the three months ended September 30, 2013, compared to $3.9 million for the three months ended September 30, 2012. The decrease was due to the sale of 28 properties throughout the year ended December 31, 2012, and 15 properties sold during the six months ended June 30, 2013, so no operating results for these properties were recorded during the three months ended September 30, 2013.
Gain on sale of real estate assets. During the three months ended September 30, 2013, we recorded a gain on the sale of five properties of $3.1 million. We did not sell any properties during the three months ended September 30, 2012.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Revenue. REI revenue increased $109.9 million, or 29%, to $489.9 million for the nine months ended September 30, 2013, compared to $380.0 million for the nine months ended September 30, 2012. Our REI revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 87% of total REI revenue during each of the nine months ended September 30, 2013 and September 30, 2012.
Rental and other property income increased $92.4 million, or 28%, to $424.3 million for the nine months ended September 30, 2013, compared to $331.9 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in the average gross real estate assets net of gross intangible lease liabilities we owned to $6.9 billion for nine months ended September 30, 2013, compared to $5.8 billion for the nine months ended September 30, 2012. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $43.0 million of tenant reimbursement income during the nine months ended September 30, 2013, compared to $29.5 million during the nine months ended September 30, 2012.
We also review our stabilized operating results from same store properties. The following table shows our same store portfolio statistics for the nine months ended September 30, 2013 and 2012, which include 642 properties, excluding properties acquired through the Unconsolidated Joint Ventures, acquired prior to January 1, 2012 and owned through September 30, 2013 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2013	2012	$ Change	% Change
Same store base rental revenue (1)	$280,199	$277,098	$3,101	1.1%
Same store other rental revenue (1)	13,455	15,782	(2,327)	(14.7)%
Total same store rental revenue	293,654	292,880	774	0.3%

Rental and other property income from income-producing properties acquired subsequent to December 31, 2011 and properties sold prior to September 30, 2013	130,600	39,057	91,543	234.4%

Total rental and other property income	$424,254	$331,937	$92,317	27.8%

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
In addition, we earn revenue on our real estate-related investments, including interest income on notes receivable and marketable securities. Interest income on notes receivable increased $1.2 million, or 26%, to $5.8 million for the nine months ended September 30, 2013, compared to $4.6 million for the nine months ended September 30, 2012. The increase was primarily due to the interest income earned on the $25.0 million Mezzanine Note acquired during the nine months ended September 30, 2012. We also recorded interest income on marketable securities of $16.9 million for the nine months ended September 30, 2013, compared to $13.9 million for the nine months ended September 30, 2012. We owned marketable securities with an average face value of $346.5 million during the nine months ended September 30, 2013, compared to marketable securities with an average face value of $298.1 million during the nine months ended September 30, 2012.
General and Administrative Expenses and Property and Asset Management Expenses. In aggregate, general and administrative expenses and property and asset management expenses decreased $181,000, or less than 1%, to $44.6 million for the nine months ended September 30, 2013, compared to $44.4 million for the nine months ended September 30, 2012. Prior to the Cole Holdings Merger, pursuant to the advisory agreement with Holdings, we paid property and asset management fees and reimbursements to Holdings related to these services. These fees and reimbursements were recorded in property and asset management expenses in the accompanying condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q. Subsequent to the Cole Holdings Merger Date, we were no longer required to pay these fees and reimbursements and all general and administrative expenses incurred are allocated between the PCM segment and REI segment and are recorded in general and administrative expenses in the accompanying condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.
For the nine months ended September 30, 2013, we incurred $29.3 million of general and administrative expenses. The primary general and administrative expense items were the REI segment’s share of employee compensation and benefits of $12.3 million, professional and accounting fees and escrow and trustee fees. In addition, general and administrative expenses included $4.8 million of costs related to the Listing and Tender Offer expenses incurred during the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we incurred $15.3 million of property and asset management expenses, which primarily represent fees and reimbursements paid to Holdings prior to the Cole Holdings Merger.
Merger Related Stock-Based Compensation. For the nine months ended September 30, 2013, we recorded merger related stock-based compensation expense of $23.6 million, which was due to the amortization of the compensation expense related to the Escrow Shares in connection with the Upfront Stock Consideration and the Listing Consideration. See Note 3 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further details. No merger related stock-based compensation expense was recorded during the nine months ended September 30, 2012.
Property Operating Expenses. Property operating expenses increased $16.8 million or 51%, to $49.9 million for the nine months ended September 30, 2013, compared to $33.0 million for the nine months ended September 30, 2012. The increase was primarily due to increased property taxes, utilities, repairs and maintenance and insurance expenses relating to owning an average of $6.9 billion of gross real estate assets during the nine months ended September 30, 2013, compared to owning an average of $5.8 billion of gross real estate assets during the nine months ended September 30, 2012. In addition, the increase was due to the ownership of more properties during the nine months ended September 30, 2013 than in the nine months ended September 30, 2012, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. Of these property operating expenses, 93% are reimbursable by the respective tenants.
Merger and Acquisition Related Expenses. Merger and acquisition related expenses of $52.7 million for the nine months ended September 30, 2013 primarily consisted of $29.7 million recorded for legal, consulting and other expenses related to the Cole Holdings Merger during such period. In addition, merger and acquisition related expenses included a $20.6 million increase in the fair value of the Merger Contingent Consideration recorded subsequent to the Cole Holdings Merger Date. We recorded $2.5 million for legal, consulting and other expenses related to the Cole Holdings Merger during the nine months ended September 30, 2012. Property related acquisition expenses decreased $41.6 million, or 95%, to $2.3 million for the nine months ended September 30, 2013, compared to $43.9 million for the nine months ended September 30, 2012. The decrease was due to acquisition related expenses incurred in connection with the purchase of 32 commercial properties, for an aggregate purchase price of $410.7 million, during the nine months ended September 30, 2013, compared to 287 commercial properties, for an aggregate purchase price of $1.5 billion, during the nine months ended September 30, 2012. In addition, prior to the Cole Holdings Merger, pursuant to the advisory agreement with Holdings, we paid an acquisition fee to Holdings of 2% of the contract purchase price of each property or asset acquired. We also reimbursed Holdings for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan other than for personnel costs for which Holdings received acquisition fees. Subsequent to the Cole Holdings Merger, these fees and reimbursements were eliminated.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $35.8 million, or 32%, to $146.7 million for the nine months ended September 30, 2013, compared to $110.9 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in the average invested assets to $7.4 billion for the nine months ended September 30, 2013 from $6.1 billion for the nine months ended September 30, 2012.
Other Income. Other income decreased $3.7 million, or 68%, to $1.7 million during the nine months ended September 30, 2013, compared to $5.4 million during the nine months ended September 30, 2012. The decrease was primarily due to other non-recurring net proceeds of $2.7 million received as a result of a seller terminating a purchase agreement and net proceeds of $664,000 as a result of the sale and condemnation of two land parcels received during the nine months ended September 30, 2012. Other income also includes interest income on uninvested cash and equity in income of unconsolidated entities.
Interest Expense. Interest expense increased $27.3 million, or 27%, to $127.5 million for the nine months ended September 30, 2013, compared to $100.2 million during the nine months ended September 30, 2012. The increase was primarily due to an increase in the average aggregate amount of notes payable and other borrowings outstanding to $3.5 billion during the nine months ended September 30, 2013 from $2.8 billion for the nine months ended September 30, 2012.
Income from Discontinued Operations. Income from discontinued operations was $2.6 million for the nine months ended September 30, 2013, compared to $12.4 million for the nine months ended September 30, 2012. The decrease was primarily due to the sale of 28 properties throughout the year ended December 31, 2012, so no operating results for these properties were recorded during the nine months ended September 30, 2013.
Gain on sale of real estate assets. During the nine months ended September 30, 2013, we recorded a gain on the sale of 20 properties of $22.1 million. During the nine months ended September 30, 2012, we recorded a gain on the sale of 12 properties of $14.8 million.
Private Capital Management Segment
Effective April 5, 2013, we consummated the Cole Holdings Merger and acquired the business conducted by Holdings. As we did not commence operations for the PCM segment until April 5, 2013, comparative financial data is not presented for the three and nine months ended September 30, 2012.
Three Months Ended September 30, 2013
Private Capital Management Revenue. PCM revenue for the three months ended September 30, 2013 was $199.8 million. PCM revenue primarily consisted of dealer manager fees, selling commissions and offering reimbursements of $172.9 million, of which $130.4 million was reallowed to participating broker-dealers as discussed below, and $27.9 million related to organization and offering expense reimbursements from the Managed REITs. In addition, we recorded transaction services revenue of $16.9 million, which included acquisition fees related to the acquisition of properties on behalf of certain of the Managed REITs. We also recorded management fees and reimbursements of $10.1 million, which primarily consisted of advisory and performance fees and asset and property management fees of $6.2 million from certain Managed REITs and other programs sponsored by us and reimbursements of $3.0 million for expenses incurred in providing advisory and asset and property management services to certain Managed REITs.
Reallowed Fees and Commissions. We reallowed $111.9 million, or 100%, of selling commissions earned by participating broker-dealers related to the sale of securities of the Managed REITs in offering for the three months ended September 30, 2013 and $18.5 million, or 56%, related to the payment of all or a portion of our dealer manager fees to participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers.
General and Administrative Expenses. General and administrative expenses were $42.8 million for the three months ended September 30, 2013, primarily consisting of the PCM segment’s share of employee compensation and benefits expense, including stock-based compensation, of $37.7 million, legal, accounting and other professional fees of $1.2 million and operating costs including rent, supplies and facility maintenance.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $4.0 million for the three months ended September 30, 2013, primarily consisting of amortization related to the intangible assets acquired in connection with the Cole Holdings Merger of $3.2 million.

Provision for Income Taxes. We recorded a provision for income taxes of $9.4 million for the three months ended September 30, 2013 related to our TRS. While most of the business activities of the PCM segment are conducted through the TRS, revenues and expenses recorded in the TRS for tax purposes are not the same as those included in the PCM segment in accordance with GAAP.
Nine Months Ended September 30, 2013
Private Capital Management Revenue. PCM revenue for the nine months ended September 30, 2013 was $282.5 million. PCM revenue primarily consisted of dealer manager fees, selling commissions and offering reimbursements of $224.7 million, of which $169.4 million was reallowed to participating broker-dealers as discussed below, and $36.5 million related to organization and offering expense reimbursements from the Managed REITs. In addition, we recorded transaction services revenue of $38.4 million, which included acquisition fees related to the acquisition of properties on behalf of certain of the Managed REITs. We also recorded management fees and reimbursements of $19.4 million, which consisted of advisory and performance fees and asset and property management fees of $13.3 million from certain Managed REITs, other programs sponsored by us and CCPT II prior to its merger with Spirit and reimbursements of $5.2 million for expenses incurred in providing advisory and asset and property management services to certain Managed REITs.
Reallowed Fees and Commissions. We reallowed $145.3 million, or 100%, of selling commissions earned by participating broker-dealers related to the sale of securities of the Managed REITs in offering for the nine months ended September 30, 2013 and $24.0 million, or 56%, related to the payment of all or a portion of our dealer manager fees to participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers.
General and Administrative Expenses. General and administrative expenses were $71.5 million for the nine months ended September 30, 2013, primarily consisting of the PCM segment’s share of employee compensation and benefits expense, including stock-based compensation, of $59.4 million, legal, accounting and professional fees of $2.5 million and other operating costs including rent, supplies and facility maintenance.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $10.0 million for the nine months ended September 30, 2013, primarily consisting of amortization related to the intangible assets acquired in connection with the Cole Holdings Merger of $8.8 million.
Provision for Income Taxes. We recorded a provision for income taxes of $9.2 million for the nine months ended September 30, 2013 related to our TRS. While most of the business activities of the PCM segment are conducted through the TRS, revenues and expenses recorded in the TRS for tax purposes are not the same as those included in the PCM segment in accordance with GAAP.
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
In addition to FFO, we use Adjusted Funds From Operations (“AFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our company. AFFO, as defined by our company, excludes from FFO items such as acquisition and merger related costs that are required to be expensed in accordance with GAAP, straight-line rental revenue, certain charges such as amortization of intangibles, Listing and Tender Offer related costs, stock-based compensation and gains and losses. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after we cease to acquire properties on a frequent and regular basis. AFFO also allows for a comparison of the performance of our operations with other traded REITs that are not currently engaging in acquisitions and mergers, as well as a comparison of our performance with that of other traded REITs, as AFFO, or an equivalent measure, is routinely reported by traded REITs, and we believe often used by analysts and investors for comparison purposes.
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
AFFO may provide investors with a view of our future performance and of the sustainability of our current dividend policy. However, because AFFO excludes items that are an important component in an analysis of the historical performance of a property, AFFO should not be construed as a historic performance measure. Neither the SEC, NAREIT, nor any other regulatory body has evaluated the acceptability of the exclusions contemplated to adjust FFO in order to calculate AFFO and its use as a non-GAAP financial performance measure.
FFO and AFFO are influenced by the timing of acquisitions and the operating performance of our company. Our calculations of FFO and AFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, are presented in the table below for the three and nine months ended September 30, 2013 and 2012 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET INCOME ATTRIBUTABLE TO THE COMPANY	$24,189	$18,567	$93,323	$77,727
Depreciation and amortization of real property	50,360	44,380	148,728	122,077
Depreciation and amortization of real estate assets in unconsolidated joint ventures	1,634	1,549	5,105	3,153
Net gain on sale and condemnation of real estate assets	(3,078)	—	(21,962)	(15,445)
Funds from operations (FFO)	73,105	64,496	225,194	187,512
Merger and acquisition related expenses	25,237	13,612	52,660	46,431
Merger related stock-based compensation	13,329	—	23,607	—
Equity plans stock-based compensation	1,831	—	1,831	—
Listing and tender offer expenses	1,949	—	4,803	—
Amortization of deferred financing costs	2,828	3,829	10,535	10,451
Straight-line rent adjustments	(8,460)	(8,937)	(27,029)	(24,215)
Above/below market lease intangibles amortization, net	692	536	2,293	2,250
(Gain) loss on ineffective derivatives and extinguishment of debt	(420)	9,342	7,362	9,468
Loss on the sale of marketable securities	—	—	1,331	—
Other amortization (accretion), net (1)	2,501	(1,350)	5,678	(2,706)
Other gains (2)	—	—	—	(2,744)
Proportionate share of adjustments for unconsolidated joint ventures	180	(888)	331	(1,228)
Adjusted funds from operations (AFFO)	$112,772	$80,640	$308,596	$225,219
________________

(1)	Primarily consists of CMBS accretion and amortization of intangible assets.

(2)
During the nine months ended September 30, 2012, a purchase agreement was terminated and the seller paid us a breakage fee and reimbursed us for certain underwriting expenses paid. We recorded these proceeds, net of underwriting expenses and advisor reimbursements, of $2.7 million as other income.

Dividends
Our board of directors authorized a daily distribution, based on 365 days in the calendar year (each, a “Daily Distribution”) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2013 and ending on June 30, 2013 (each, a “Record Date”), with each Daily Distribution payable (1) as of each Record Date prior to the closing date of the consummation of the Cole Holdings Merger in the amount of $0.001781016 per share (which equated to 6.50% on an annualized basis, assuming a $10.00 per share purchase price) and (2) as of each Record Date on or after the closing date of the consummation of the Cole Holdings Merger in the amount of $0.0019179 per share (which equated to 7.00% on an annualized basis, assuming a $10.00 per share purchase price). As a result of the consummation of the Cole Holdings Merger, as discussed in Note 3 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q, the Daily Distributions on and after the Cole Holdings Merger Date and through June 30, 2013 therefore increased as set forth above.
On June 17, 2013, our board of directors authorized the declaration and payment of a cash dividend on a monthly basis, in the amount of $0.05833334 per share of common stock (a monthly rate that is equivalent to an annual rate of $0.70 per share) for stockholders of record as of each of July 31, 2013, August 30, 2013 and September 30, 2013, respectively. The payment dates for the dividends for the stockholders of record as of July 31, 2013, August 30, 2013 and September 30, 2013 were August 1, 2013, September 3, 2013 and October 1, 2013, respectively. During the nine months ended September 30, 2013, our board of directors authorized (1) an increase to its previous authorization of the payment of cash dividends for each of the months of August and September 2013 from $0.05833334 per share of common stock (a monthly rate that is equivalent to an annual rate of $0.70 per share) to $0.06 per share of common stock (a monthly rate that is equivalent to an annual rate of $0.72 per share) and (2) the declaration and payment of a cash dividend on a monthly basis, in the amount of $0.06 per share of common stock (a monthly rate that is equivalent to an annual rate of $0.72 per share) for stockholders of record as of October 31, 2013. The payment dates for the dividends for the stockholders of record as of August 30, 2013, September 30, 2013 and October 31, 2013 were September 3, 2013, October 1, 2013, and November 1, 2013, respectively.
On November 1, 2013, our board of directors authorized the declaration and payment of a cash dividend on a monthly basis, in the amount of $0.06 per share of common stock (a monthly rate that is equivalent to an annual rate of $0.72 per share) for stockholders of record as of each of November 29, 2013, December 31, 2013 and January 31, 2014, respectively.  The payment dates for the dividends for the stockholders of record as of November 29, 2013, December 31, 2013 and January 31, 2014 will be December 2, 2013, January 2, 2014 and February 3, 2014, respectively.  However, if the ARCP Merger is consummated in January 2014, but on or before January 31, 2014, the dividend for January 2013 will be pro-rated based on the number of days elapsed during the month through and including the day prior to the day on which the ARCP Merger is consummated, and the payment date for such pro-rated dividend will be the last business day prior to the date the ARCP Merger is consummated for stockholders of record as of the close of business on such day.
During the nine months ended September 30, 2013 and 2012, we paid distributions of $246.4 million and $218.4 million, respectively, including $74.4 million and $125.0 million, respectively, through the issuance of shares pursuant to our DRIP. All of our 2013 distributions were funded by net cash provided by operating activities. Our 2012 distributions were funded by net cash provided by operating activities of $178.6 million, or 82%, distributions received in excess of income from the Unconsolidated Joint Ventures of $4.7 million, or 2%, and proceeds from the issuance of common stock of $35.1 million, or 16%. Net cash provided by operating activities for the nine months ended September 30, 2012 reflects a reduction for real estate acquisition related costs incurred and expensed of $46.4 million in accordance with GAAP.  We treat our real estate acquisition expenses as funded by proceeds from the offering of our shares. Therefore, proceeds from the issuance of common stock for the nine months ended September 30, 2012 have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities.
Share Redemptions
Share Redemption Program
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

During the nine months ended September 30, 2013, we received valid redemption requests pursuant to the share redemption program relating to approximately 5.3 million shares, which we redeemed in full for $52.3 million (an average of $9.82 per share). A valid redemption request is one that was received in good order on or before April 22, 2013 and complied with the applicable requirements and guidelines of our share redemption program that was suspended on April 12, 2013. We have funded share redemptions with proceeds of our DRIP Offering. In addition, as discussed in Note 15 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q, we redeemed approximately 796,000 shares to satisfy applicable tax withholdings related to the Upfront Stock Consideration and Listing Consideration.
Fractional Share Redemptions
In connection with the Listing, our board of directors, including all of our independent directors, determined to eliminate all outstanding fractional shares of our common stock no earlier than the 11th business day following the completion or termination of the Tender Offer by paying each holder of a fractional share as of the record date for the payments an amount in cash equal to the fraction of a share being repurchased multiplied by the average closing price of our common stock on the NYSE for the ten trading days ending on the trading day prior to the record date, rounded to the nearest whole cent. During the three months ended September 30, 2013, we redeemed an aggregate of approximately 35,000 fractional shares for $394,000 (an average of $11.18 per share).
Tender Offer
On June 20, 2013, we commenced the Tender Offer to purchase for cash up to $250.0 million in value of shares of our common stock from our stockholders, which expired on August 8, 2013. As a result of the Tender Offer, we purchased approximately 20.4 million shares of common stock properly tendered and not properly withdrawn prior to the expiration of the Tender Offer at a purchase price of $12.25 per share, for an aggregate purchase price of $250.0 million, excluding fees and expenses relating to the Tender Offer. We funded the purchase price for shares of common stock accepted for payment pursuant to the Tender Offer, and related fees and expenses, from available cash and borrowings under the Credit Facility.
Share Repurchase Program
On June 20, 2013, our board of directors adopted the Share Repurchase Program, authorizing us to repurchase, from time to time, shares of common stock for an aggregate purchase price (excluding fees, commissions and all other ancillary expenses) of up to $250.0 million commencing no earlier than the 11th business day following the completion or termination of the Tender Offer. We may conduct repurchases on the open market, including through the facilities of the NYSE, in privately negotiated transactions, or otherwise, by direct purchases of common stock or purchases pursuant to derivative instruments or securities relating to common stock, or other transactions. The timing and extent of any repurchases will depend upon market conditions, the trading price of our common stock and other factors. The Share Repurchase Program does not require us to acquire any specific number of or value of shares (subject to the maximum value stated above) and may be terminated at any time. We intend to fund the purchase price for shares of common stock repurchased pursuant to the Share Repurchase Program, and all related fees and expenses, from available cash and/or borrowings under the Credit Facility. No shares were repurchased under the Share Repurchase Program as of September 30, 2013. The ARCP Merger Agreement, which was entered into subsequent to September 30, 2013, provides that we generally may not repurchase shares of our common stock, except as may otherwise be provided in the ARCP Merger Agreement.
Liquidity and Capital Resources
General
As of September 30, 2013, we had cash and cash equivalents of $185.8 million and available borrowings of $194.3 million under our Credit Facility. Additionally, as of September 30, 2013, we had unencumbered properties with a gross book value of $2.2 billion, including $2.0 billion of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to our Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under our Credit Facility.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, including those related to the PCM segment, primarily for compensation expense, dividends to stockholders, and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through cash flows provided by operations and borrowings on our Credit Facility. Operating cash flows are expected to increase as a result of the income stream of fees earned by the PCM segment from the management of the Managed REITs and from the elimination of our external management fee expenses. As of September 30, 2013, we and the Consolidated Joint Ventures had a total of $29.2 million of fixed rate debt and construction facilities maturing within the next 12 months. In addition, we have repurchase agreements of $100.1 million maturing within the next 12 months that we may elect to renew for periods of 90 days until the respective CMBS mature. The CMBS have a weighted average remaining term of 8.4 years. If we are unable to extend, finance or refinance the amounts maturing, we expect to pay down any remaining amounts through a combination of the use of available cash, cash provided by property operations, available borrowings on our Credit Facility and borrowings on our unencumbered properties. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for dividends to stockholders, interest and principal on any future debt financings, start-up costs for future REITs we may manage, the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses and operating expenses, including compensation expense. Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses and debt maturities from our cash flow from operations, and we expect to meet cash needs for acquisitions and debt maturities from secured or unsecured borrowings on our current unencumbered properties and future properties, refinancing of current debt, borrowings on our Credit Facility and the strategic sale of real estate and related assets.
We expect that substantially all cash flows from operations will be used to pay dividends to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund dividends as necessary, including borrowing on the Credit Facility and/or future borrowings on our unencumbered assets. During the nine months ended September 30, 2013, we funded dividends to our stockholders with cash flows from operations as discussed above in the section captioned “Dividends.” The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios, and leverage ratios. These covenants may limit our ability to incur additional debt and make borrowings on the Credit Facility.
As of September 30, 2013, we and the Consolidated Joint Ventures had $3.9 billion of debt outstanding, including a loan obligation of $34.3 million to be assumed by a buyer related to the 2013 Held for Sale Property. See Note 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Additionally, the ratio of debt to gross real estate and related assets net of gross intangible lease liabilities, as of September 30, 2013, was 51% and the weighted average years to maturity was 5.5 years.
Our contractual obligations as of September 30, 2013, were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years (3)
Principal payments - fixed rate debt(4)(5)(6)	$2,577,746	$2,360	$337,260	$313,116	$1,925,010
Interest payments - fixed rate debt(6)	795,289	123,442	231,508	196,210	244,129
Principal payments - variable rate debt	96,843	—	54,781	34,312	7,750
Interest payments - variable rate debt(7)	10,939	2,975	4,305	3,277	382
Principal payments - construction facilities	26,806	26,806	—	—	—
Interest payments - construction facilities	138	138	—	—	—
Principal payments - credit facility	1,070,000	—	—	1,070,000	—
Interest payments - credit facility(8)	142,185	31,372	66,272	44,541	—
Principal payments - repurchase agreements(9)	100,057	100,057	—	—	—
Interest payments - repurchase agreements	306	306	—	—	—
Total	$4,820,309	$287,456	$694,126	$1,661,456	$2,177,271
_______________

(1)
As of September 30, 2013, we had $472.8 million of variable rate debt fixed through the use of interest rate swaps. We used the rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(2)
The table does not include loan amounts associated with the Unconsolidated Joint Ventures of $195.8 million, of which $10.2 million is recourse to CCPT III OP. These loans mature on various dates ranging from July 2015 to July 2021.

(3)	Assumes we accept the interest rate that one lender may reset on February 1, 2015 related to a mortgage note payable of $32.0 million.

(4)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties and our Consolidated Joint Ventures. As of September 30, 2013, the fair value adjustment, net of amortization, of mortgage notes assumed was $556,000.

(5)	Amortizing principal payments are included in the year the payments will be made.

(6)	Includes a loan obligation of $34.3 million to be assumed by the buyer related to the 2013 Held for Sale Property, which matures in February 2020.

(7)	Rates ranging from 2.43% to 3.43% were used to calculate the variable debt payment obligations in future periods. These were the rates effective as of September 30, 2013.

(8)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on an interest rate of 3.30%, which is the fixed rate under the executed swap agreement that had the effect of fixing the variable interest rate per annum through the maturity date in June 2018.

(9)	We may elect to renew the terms under the Repurchase Agreements for periods of 90 days until the respective CMBS, which are held as collateral, mature.
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
Under the PCM segment, we enter into purchase and sale agreements, and deposits funds into escrow towards the purchase of such acquisitions, most of which are expected to be assigned to one of the Managed REITs at or prior to the closing of the respective acquisition. As of September 30, 2013, we were a party in 54 purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 163 properties, subject to meeting certain criteria, for an aggregate purchase price of $690.2 million, exclusive of closing costs.  As of September 30, 2013, we had $17.3 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. We will be reimbursed by the assigned Managed REIT for amounts escrowed when it acquires a property. As of October 31, 2013, we had assigned 58 of these properties, with an aggregate purchase price of $322.2 million, to certain of the Managed REITs. As of October 31, 2013, two agreements were terminated and no escrow deposits were forfeited.
The Holdings Executives may be entitled to the Merger Contingent Consideration to be paid by us in connection with the Cole Holdings Merger and the Listing. The estimated fair value of these arrangements totaled $258.1 million as of September 30, 2013. See Note 19 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of the treatment of the amounts due in respect of the Merger Contingent Consideration under the ARCP Merger Agreement. In addition, we own properties subject to earnout provisions obligating us to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the properties. Assuming all the conditions are satisfied, we estimate that we would be obligated to pay $2.1 million in accordance with the purchase agreements.
Cash Flow Analysis
Operating Activities. During the nine months ended September 30, 2013, net cash provided by operating activities increased $73.0 million, or 41%, to $251.6 million, compared to $178.6 million for the nine months ended September 30, 2012. The change was primarily due to operating cash flow generated from the PCM segment we acquired in the Cole Holdings Merger, increases in depreciation and amortization expenses totaling $36.4 million, stock-based compensation expense related to both the Cole Holdings Merger and the Equity Plans totaling $25.4 million, loss on change in fair value of contingent consideration, net of $19.0 million and an increase in net income of $16.3 million. These increases were partially offset by a change in deferred rent and other liabilities of $9.7 million and a change in due from affiliates of $9.1 million for the nine months ended September 30, 2013. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. During the nine months ended September 30, 2013, net cash used in investing activities decreased $1.3 billion, or 80%, to $337.9 million, compared to $1.7 billion for the nine months ended September 30, 2012. The change is primarily due to the acquisition of 32 commercial properties for an aggregate purchase price of $410.7 million during the nine months ended September 30, 2013, compared to 287 commercial properties for an aggregate purchase price of $1.5 billion for the nine months ended September 30, 2012, combined with cash proceeds from the sale of marketable securities of $36.5 million during the nine months ended September 30, 2013.
Financing Activities. During the nine months ended September 30, 2013, net cash provided by financing activities decreased $1.3 billion, or 94%, to $79.6 million, compared to $1.3 billion for the nine months ended September 30, 2012. The change was primarily due to a decrease in proceeds from the issuance of common stock of $832.9 million for the nine months ended September 30, 2013 due to the closing of the Follow-on Offering subsequent to September 30, 2012, combined with a decrease in the proceeds of notes payable and other borrowings of $611.2 million and the repurchase of common stock in the Tender Offer of $250.0 million during the nine months ended September 30, 2013. These decreases were partially offset by an increase in the repayment of notes payable and other borrowings of $424.2 million.
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
If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. The provision for federal and state income taxes that has been made in our accompanying condensed consolidated unaudited financial statements is solely attributable to the activity of our TRS. As a REIT, although we are not generally subject to federal income tax, we are still subject to certain state and local taxes related to the operations of properties in certain locations, which have also been provided for and are included in the general and administrative expenses in our accompanying condensed consolidated unaudited financial statements.
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
Goodwill
In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed represents goodwill. The Company allocates goodwill to the respective reporting unit in which such goodwill arose. In connection with the Cole Holdings Merger, the Company recorded goodwill in its PCM segment. Prior to the Cole Holdings Merger, there was no goodwill recorded.

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
For the second step, the Company will compare the implied fair value of the goodwill for the business segment with its respective carrying amount and record an impairment charge equal to the excess of the carrying amount over the implied fair value. The Company will determine the implied fair value of the goodwill by allocating the estimated fair value of the business segment to its assets and liabilities. The excess of the estimated fair value of the business segment over the amounts assigned to its assets and liabilities will be the implied fair value of the goodwill. The evaluation of goodwill for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions.  The use of different judgments and assumptions could result in different conclusions.
Reportable Segments
The Company has concluded that it has two reportable segments as it has organized its operations into two segments for management and internal financial reporting purposes, Real Estate Investment and Private Capital Management. The identification and aggregation of reportable segments may require our management to exercise certain judgments. Refer to Note 4 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further information.
Revenue Recognition
Private Capital Management Segment
Revenue consists of securities sales commissions and dealer manager fees, real estate acquisition fees, asset management fees, property management fees, advisory fees and performance fees for services relating to the Managed REITs’ offerings and the investment and management of their respective assets, in accordance with the respective advisory and dealer manager agreements. The Company records revenue related to acquisition fees, securities sales commissions and dealer manager fees upon completion of a transaction and asset and property management fees as services are performed. The Company is also reimbursed for certain costs incurred in providing these services. Securities sales commission and dealer manager reimbursements are recorded as revenue as the expenses are incurred. Other reimbursements are recorded as revenue when reimbursements are reasonably assured.
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

Subsequent Events
Certain events occurred subsequent to September 30, 2013 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 19 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2013 and December 31, 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2013, we and four of the Consolidated Joint Ventures had $793.7 million of variable rate debt, including the Revolving Loans and the Repurchase Agreements, and therefore we are exposed to interest rate changes in LIBOR. As of September 30, 2013, a change of 50 basis points in interest rates would result in a change in interest expense of $4.0 million per annum, assuming all of our derivatives remain effective hedges. In the future we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.
As of September 30, 2013, we had 65 interest rate swap agreements outstanding, which mature on various dates from June 2014 through April 2021, with an aggregate notional amount under the swap agreements of $1.3 billion and an aggregate net fair value of $(19.1) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2013, an increase of 50 basis points in interest rates would result in a decrease to the fair value of the derivative liability of $12.3 million.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to an Investment in Cole Real Estate Investments, Inc. (formerly known as Cole Credit Property Trust III, Inc.)
Failure to complete the ARCP Merger could negatively impact the value of our common stock and the future value of our business and financial results.
The completion of the ARCP Merger is subject to various conditions, including, among other things, the approval by our stockholders of the ARCP Merger and the approval by ARCP’s stockholders of the issuance of ARCP Common Stock in connection with the ARCP Merger, the absence of any law, order or injunction prohibiting the consummation of the ARCP Merger, the receipt of certain third party consents and the consummation by ARCP of the CapLease Merger and the ARCT IV Merger. If the ARCP Merger is not completed, our ongoing business could be adversely affected and we will be subject to several risks, including being required, under certain circumstances, to pay up to $10.0 million in expense reimbursements and a break-up fee in the amount of $100.0 million. In addition, whether or not the ARCP Merger is completed, we are subject to several risks, including the following:

•	having to pay certain costs relating to the proposed ARCP Merger, such as legal, accounting and financial advisor fees; and

•	diverting management attention and resources from operational matters and other strategic opportunities toward implementing the ARCP Merger.
These risks could negatively impact the value of our common stock, the future value of our business and our financial results.
Revenue and earnings from our PCM segment are subject to volatility, which may cause the revenue and earnings attributable to our PCM segment to fluctuate.
Growth in revenue from our PCM segment is dependent in large part on our ability to raise capital in offerings for the Managed REITs or other future programs, as well as on our ability to make investments that meet the investment criteria of existing and future entities, both of which are subject to uncertainty with respect to capital market and real estate market conditions. This uncertainty may create volatility in our earnings because of the resulting fluctuation in PCM segment revenue. PCM segment revenue generated from management fees and property management fees for services relating to the Managed REITs’ offerings and the investment and management of their respective assets may be affected by factors that include not only our ability to increase the Managed REITs’ portfolio of properties under management, but also changes in valuation of those properties, as well as sales of the Managed REIT’s properties and assets. In addition, revenue from our PCM segment, including our ability to earn performance-based revenue, as well as the value of our holdings of Managed REIT interests and dividend income from those interests, may be significantly affected by the results of operations of the Managed REITs. The Managed REITs have each invested a majority of their respective assets (other than short-term investments) in triple-net leased properties substantially similar to those we hold, and consequently the results of operations of, and cash available for distribution by, each of the Managed REITs, is likely to be substantially affected by the same market conditions, and subject to the same risk factors, as the properties we own.

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
Our advisory agreements with the Managed REITs are renewable annually and may generally be terminated by each Managed REIT, without cause or penalty upon 60 days’ written notice, or in some cases, immediately upon a change of control of the Managed REIT In general, the respective advisory agreements are currently scheduled to expire on November 30, 2013, but will be submitted to the boards of directors of the respective Managed REITs for renewal prior to their expiration. There can be no assurance that these advisory agreements will be renewed before they expire or that the advisory agreements will not be terminated. Any such non-renewal or termination could adversely affect our financial condition, cash flow and the amount available for distributions to you.
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
We have adopted an asset allocation policy to allocate property acquisitions among us and the Managed REITs. For any managed REIT programs that we, through our subsidiaries, sponsor that commence operations on or after March 5, 2013, we retain a right of first refusal for all opportunities to acquire real estate and real estate-related assets or portfolios with a purchase price greater than $100.0 million. This right of first refusal does not apply to CCIT, CCPT IV or INAV. All transactions with a purchase price at or below $100.0 million will be allocated among us and the Managed REITs by an allocation committee in a manner consistent with our general investment allocation policy and the investment allocation policies of the Managed REITs.
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

Goodwill resulting from the consummation of the Cole Holdings Merger may become impaired, which could adversely affect our financial condition and results of operations.
Potential impairment of goodwill resulting from the Cole Holdings Merger could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment at least annually or upon the occurrence of a triggering event, as required by GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.
Federal Income Tax Risks
We use a TRS, which may cause us to fail to qualify as a REIT.
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
In the Offerings, we issued approximately 499.9 million shares of our common stock for gross proceeds of $5.0 billion, out of which we paid $401.1 million in selling commissions and dealer manager fees and $62.1 million in organization and offering costs to our advisor or its affiliates. The net offering proceeds were used to acquire $7.2 billion in real estate and related assets and pay $203.6 million in acquisition related expenses.
In the Cole Holdings Merger, certain of the Holdings Executives were entitled to a portion of the consideration that otherwise would have been paid to the Holdings Stockholder in the Cole Holdings Merger. The Holdings Executives received a total of $21.9 million in cash and approximately 12.1 million newly-issued shares of our common stock, net of shares withheld to satisfy applicable tax withholdings related to the Upfront Stock Consideration and Listing Consideration in a transaction exempt from registration pursuant to section 4(2) of the Securities Act. The Upfront Stock Consideration and the Listing Consideration are subject to a three-year lock-up with approximately one-third of the shares released each year following the Cole Holdings Merger Date.
Pursuant to the Cole Holdings Merger Agreement and certain preexisting transaction bonus entitlements, additional shares of our common stock are potentially payable in 2017 by us to the Holding Executives as an “earn-out” contingent upon the acquired business’ demonstrated financial success based on two criteria: (1) the acquired business generating EBITDA above a minimum threshold and (2) our stock performance relative to our peer group. The Earnout Consideration is subject to a lockup until December 31, 2017. Additionally, pursuant to the terms of our advisory agreement with our advisor, the Holdings Executives may be entitled to an additional amount of our common stock based on the Incentive Consideration Test Period beginning 180 days after the Company’s shares of common stock are listed; however, the Holdings Stockholder has agreed, as part of the transaction, to a 25% reduction from the amount that otherwise would have been payable under the advisory agreement as a result of a listing of our common stock, if any. See Note 19 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of the treatment of this consideration under the ARCP Merger Agreement.
On June 20, 2013, we commenced the Tender Offer to purchase for cash up to $250.0 million in value of shares of our common stock from our stockholders, which expired on August 8, 2013. As a result of the Tender Offer, we purchased approximately 20.4 million shares of common stock properly tendered and not properly withdrawn prior to the expiration of the Tender Offer at a purchase price of $12.25 per share, for an aggregate purchase price of $250.0 million, excluding fees and expenses relating to the Tender Offer. We funded the purchase price for shares of common stock accepted for payment pursuant to the Tender Offer, and related fees and expenses, from available cash and borrowings under the Credit Facility.
In connection with the Listing, our board of directors, including all of our independent directors, determined to eliminate all outstanding fractional shares of our common stock no earlier than the 11th business day following the completion or termination of the Tender Offer by paying each holder of a fractional share as of the record date for the payments an amount in cash equal to the fraction of a share being repurchased multiplied by the average closing price of our common stock on the NYSE for the ten trading days ending on the trading day prior to the record date, rounded to the nearest whole cent. During the three months ended September 30, 2013, we redeemed an aggregate of approximately 35,000 fractional shares for $394,000 (an average of $11.18 per share).
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
On June 20, 2013, our board of directors adopted the Share Repurchase Program, authorizing us to repurchase, from time to time, shares of common stock for an aggregate purchase price (excluding fees, commissions and all other ancillary expenses) of up to $250.0 million commencing no earlier than the 11th business day following the completion or termination of the Tender Offer. We may conduct repurchases on the open market, including through the facilities of the NYSE, in privately negotiated transactions, or otherwise, by direct purchases of common stock or purchases pursuant to derivative instruments or securities relating to common stock, or other transactions. The timing and extent of any repurchases will depend upon market conditions, the trading price of our common stock and other factors. The Share Repurchase Program does not require us to acquire any specific number of or value of shares (subject to the maximum value stated above) and may be terminated at any time. We intend to fund the purchase price for shares of common stock repurchased pursuant to the Share Repurchase Program, and all related fees and expenses, from available cash and/or borrowings under the Credit Facility. No shares were repurchased under the Share Repurchase Program as of September 30, 2013. The ARCP Merger Agreement, which was entered into subsequent to September 30, 2013, provides that we generally may not repurchase shares of our common stock, except as may otherwise be provided in the ARCP Merger Agreement.
During the three months ended September 30, 2013, we repurchased shares pursuant the Tender Offer and fractional share redemptions as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	—	$—	—	$500,000,000
August 1, 2013 - August 31, 2013	20,443,370	$12.25	—	$250,000,000
September 1, 2013 - September 30, 2013	—	$—	—	$250,000,000
Total	20,443,370		—	$250,000,000
________________

(1)	A description of the details of each of our plans or programs is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2013 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended September 30, 2013 that would require a response to this item.

Item 6.	Exhibits
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
Date: November 4, 2013

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1*	Form of Non-Employee Director Restricted Share Unit Award Agreement.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

________________

*	Filed herewith.
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